Form 10-Q
period 1995-06-30
MASSBANK CORP
filed 1995-08-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________

Commission File Number 0-15137


MASSBANK Corp.
(Exact name of registrant as specified in its charter)


Delaware                                     04-2930382
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                      Identification No.)
123 HAVEN STREET
Reading, Massachusetts 01867
(Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (617) 662-0100


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No  [ ]


     The number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date is:

Class:  Common stock $1.00 per share.
Outstanding at July 31, 1995: 2,731,994 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1995 (unaudited) and December 31, 1994                   3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 1995 and 1994               4
             and for the six months ended June 30, 1995 and 1994             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1995 (unaudited)
             and the year ended December 31, 1994                            6

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1995 and 1994           7  -  8

           Condensed Notes to the Consolidated Financial Statements    9  - 12


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         13 - 24



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  25

ITEM 2.  Changes in Securities                                              25

ITEM 3.  Defaults Upon Senior Securities                                    25

ITEM 4.  Submission of Matters to a Vote of Security Holders                25

ITEM 5.  Other Information                                                  25

ITEM 6.  Exhibits and Reports on Form 8-K                                   25


Signature Page                                                              26

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                     June 30,     December 31,
	                                                     1995            1994                         (unaudited)
Assets:
Cash and due from banks                              $ 10,517        $  9,610
Federal funds sold                                     75,937          22,551
Interest bearing deposits                                 900              --
Other short-term investments                            8,032              --
______________________________________________________________________________
    Total cash and cash equivalents                    95,386          32,161
Term federal funds sold                                25,000              --
Investment securities (Note 4)                            411             567
Mortgage-backed securities (Note 4)                   185,057         172,263
Securities available for sale (Note 5)                246,553         257,644
Trading securities, at market value                    36,312         115,610
Loans:
  Mortgage loans                                      212,338         220,269
  Other loans                                          29,644          30,547
  Less allowance for possible loan losses              (2,568)         (2,566)
______________________________________________________________________________
    Net loans                                         239,414         248,250
Premises and equipment                                  4,312           4,328
Real estate acquired through foreclosure
   or substantively repossessed                           430             129
Accrued interest receivable                             6,463           6,870
Other assets                                            1,485           5,825
______________________________________________________________________________
    Total assets                                     $840,823        $843,647
Liabilities and Stockholders' Equity:
Deposits:
  Demand and NOW                                     $ 66,375        $ 67,496
  Savings                                             376,317         458,401
  Time certificates of deposit                        306,519         235,421
  Deposit acquisition premium, net of amortization     (1,526)         (1,642)
______________________________________________________________________________
    Total deposits                                    747,685         759,676
Escrow deposits of borrowers                            1,050             966
Employee stock ownership plan loan                      1,249           1,249
Other liabilities                                       7,933           7,252
______________________________________________________________________________
    Total liabilities                                 757,917         769,143
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
  2,000,000 shares authorized, none issued                 --              --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,373,138 and
      5,352,138 shares issued, respectively             5,373           5,352
  Additional paid-in capital                           55,931          55,609
  Retained earnings                                    55,332          51,995
  Treasury stock at cost, 2,635,911 and
    2,570,411 shares, respectively                    (34,932)        (33,288)
  Net unrealized gains (losses) on securities
    available for sale, net of tax effect               2,451          (3,915)
  Common stock acquired by ESOP                        (1,249)         (1,249)
______________________________________________________________________________
    Total stockholders' equity                         82,906          74,504
______________________________________________________________________________
    Total liabilities and stockholders' equity       $840,823        $843,647

See accompanying condensed notes to consolidated financial statements.
                                       3

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                                 June 30,
(In thousands except share data)                             1995        1994
_____________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,146     $ 4,291
    Other loans                                               752         596
    Mortgage-backed securities                              3,137       2,768
    Securities available for sale                           4,004       3,174
    Trading securities                                        760       1,524
    Federal funds sold                                      1,373         266
    Other investments                                          48           8
______________________________________________________________________________
      Total interest and dividend income                   14,220      12,627
______________________________________________________________________________
Interest expense:
    Deposits                                                7,680       6,384
    Borrowed funds                                             --           1
______________________________________________________________________________
      Total interest expense                                7,680       6,385
______________________________________________________________________________
      Net interest income                                   6,540       6,242
Provision for possible loan losses                             40         250
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                  6,500       5,992
Non-interest income:
    Deposit account service fees                              233         247
    Gains (losses) on securities, net                          35        (570)
    Interest on tax settlements                                51       1,188
    Other                                                     290         298
______________________________________________________________________________
      Total non-interest income                               609       1,163
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,832       1,729
    Occupancy and equipment                                   500         514
    Data processing                                           153         159
    Professional services                                     118         131
    Deposit insurance                                         440         445
    Real estate acquired through foreclosure expenses          24          69
    Write-down in loan valuation premium                       --         282
    Other                                                     490         508
______________________________________________________________________________
      Total non-interest expense                            3,557       3,837
______________________________________________________________________________
      Income before income taxes                            3,552       3,318
Income tax expense                                          1,383       1,224
______________________________________________________________________________
      Net income                                          $ 2,169     $ 2,094
______________________________________________________________________________
Earnings per share (in dollars):
Earnings per common and common equivalent share           $  0.78     $  0.73
______________________________________________________________________________
Weighted average common shares and common stock
    equivalents outstanding                             2,789,240   2,855,772
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

                                       4

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                             Six months ended
                                                                 June 30,
(In thousands except share data)                             1995        1994
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 8,364     $ 8,569
    Other loans                                             1,420       1,177
    Mortgage-backed securities                              6,225       4,899
    Securities available for sale                           8,006       6,569
    Trading securities                                      1,850       2,849
    Federal funds sold                                      2,148         724
    Other investments                                          55          28
______________________________________________________________________________
      Total interest and dividend income                   28,068      24,815
______________________________________________________________________________
Interest expense:
    Deposits                                               14,868      12,573
    Borrowed funds                                             --           1
______________________________________________________________________________
      Total interest expense                               14,868      12,574
______________________________________________________________________________
      Net interest income                                  13,200      12,241
Provision for possible loan losses                            110         370
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                 13,090      11,871
Non-interest income:
    Deposit account service fees                              460         496
    Gains (losses) on securities, net                          39        (545)
    Interest on tax settlements                                51       1,188
    Other                                                     487         519
______________________________________________________________________________
      Total non-interest income                             1,037       1,658
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          3,648       3,400
    Occupancy and equipment                                 1,008       1,096
    Data processing                                           305         323
    Professional services                                     231         266
    Deposit insurance                                         879         898
    Real estate acquired through foreclosure expenses          75         121
    Write-down in loan valuation premium                       --         282
    Other                                                     932       1,017
______________________________________________________________________________
      Total non-interest expense                            7,078       7,403
______________________________________________________________________________
      Income before income taxes                            7,049       6,126
Income tax expense                                          2,754       2,247
______________________________________________________________________________
      Net income                                          $ 4,295     $ 3,879
_____________________________________________________________________________
Earnings per share (in dollars):
Earnings per common and common equivalent share           $  1.54     $  1.34
______________________________________________________________________________
Weighted average common shares and common stock
    equivalents outstanding                             2,793,204   2,900,364
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

                                        5

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 1995 (unaudited) and the Year Ended December 31, 1994

(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                  ON SECURITIES		COMMON
                                                ADDITIONAL                       AVAILABLE FOR   STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK     TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1993           $ 3,522    $56,300    $45,502    $(28,225)    $ 4,152    $(1,176)    $80,075
  Net income                                --         --      8,185          --          --         --       8,185
  Cash dividends declared
    ($0.60 per share)                       --         --     (1,692)         --          --         --     ( 1,692)
  Net increase in liability
    to ESOP                                 --         --         --          --          --       ( 73)       ( 73)
  Purchase of treasury stock                --         --         --      (5,063)         --         --      (5,063)
  Stock options exercised                   54      1,085         --          --          --         --       1,139
  Transfer resulting from
    three-for-two stock split            1,776     (1,776)        --          --          --         --          --
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                 --         --         --          --      (8,067)        --      (8,067)
____________________________________________________________________________________________________________________

Balance at December 31, 1994             5,352     55,609     51,995     (33,288)     (3,915)    (1,249)     74,504
  Net Income                                --         --      4,295          --          --         --       4,295
  Cash dividends declared
    ($0.35 per share)                       --         --       (958)         --          --         --        (958)
  Purchase of treasury stock                --         --         --      (1,644)         --         --      (1,644)
  Stock options exercised                   21        322         --          --          --         --         343
  Change in net unrealized
    gains (losses) on securities
    available for sale, net of
    tax effect                              --         --         --          --       6,366         --       6,366
_____________________________________________________________________________________________________________________

Balance at June 30, 1995               $ 5,373    $55,931    $55,332    $(34,932)   $  2,451    $(1,249)    $82,906
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.
                                                            6

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                            Six Months Ended
                                                                  June 30,
                                                              1995       1994
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 4,295   $ 3,879
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation & amortization                                 241       255
    Amortization of deposit acquisition premium                 116       115
    Amortization of loan valuation premium                       32       329
    Decrease in accrued interest receivable                     407     1,005
    Increase in other liabilities                               553     4,002
    Decrease in accrued and deferred income taxes payable      (513)     (146)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (565)     (241)
    Net trading securities activity                          79,808    (7,911)
    (Gains) losses on securities available for sale            (510)      922
    (Gains) losses on trading securities                        422      (377)
    Increase (decrease) in deferred mortgage loan
      origination fees, net of amortization                     (42)       35
    Decrease (increase) in deferred income tax asset, net       399    (1,453)
    Decrease (increase) in other assets                        (316)      160
    Loans originated for sale                                  (214)   (1,034)
    Loans sold                                                  214     1,285
    Provision for possible loan losses                          110       370
    Provision for losses and writedowns on real estate
      acquired through foreclosure or substantively
      repossessed                                                19        36
    Increase in escrow deposits of borrowers                     84        12
______________________________________________________________________________
        Net cash provided by operating activities            84,540     1,243
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                         (40,000)       --
    Proceeds from maturities of term federal funds           15,000        --
    Proceeds from sales of securities available for sale     36,312    16,210
    Proceeds from maturities of investment securities
      and securities available for sale                      28,147    98,207
    Purchases of securities available for sale              (44,889)  (74,443)
    Purchases of mortgage-backed securities                 (18,687)  (61,501)
    Principal repayments of mortgage-backed securities        8,969    19,024
    Principal repayments of tax-exempt bonds                      9         9
    Loans originated                                         (9,227)  (32,093)
    Loan principal payments received                         17,570    25,310
    Purchases of premises & equipment                          (225)     (297)
    Proceeds from sale of real estate acquired
      through foreclosure                                        80       532
    Net advances on real estate acquired through
      foreclosure                                                (7)       --
______________________________________________________________________________
        Net cash (used in) investing activities               (6,948)  (9,042)
______________________________________________________________________________





MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
                                                            Six Months Ended
                                                                  June 30,
                                                              1995       1994
                                                              ____       ____
                                                               (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                     (12,107)    2,382
    Net increase in borrowed funds                               --        85
    Payments to acquire treasury stock                       (1,644)   (3,105)
    Issuance of common stock under stock option plan            257       273
    Tax benefit resulting from stock options exercised           85       143
    Dividends paid on common stock                             (958)     (795)
______________________________________________________________________________
      Net cash (used in) financing activities               (14,367)   (1,017)
______________________________________________________________________________
      Net increase (decrease) in cash and cash
         equivalents                                         63,225    (8,816)
    Cash and cash equivalents at beginning of period         32,161    35,177
______________________________________________________________________________
    Cash and cash equivalents at end of period              $95,386   $26,361
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the year for interest                  $14,869   $12,574
    Cash paid during the year for taxes, net of refunds       2,735     2,534
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity             6,366    (5,331)
      Increase (decrease) in deferred tax (assets)
      liabilities                                             4,832    (4,048)
    Foreclosures and in-substance foreclosures                  410       142
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.





Disclosure of accounting policy:
    For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, federal funds sold and term federal funds sold with original maturities of less than 90 days.

MASSBANK CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     The financial condition and results of operations of MASSBANK Corp. (the "Company") essentially reflect the operations of its subsidiary, MASSBANK for Savings (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 1995 and December 31, 1994, operating results for the three months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Common Stock
     In July, 1994, the Company declared a three-for-two split of the common stock of the Company, to be effected by means of a 50 percent stock distribution. One share for each two shares held by shareholders of record on August 26, 1994, was distributed on September 9, 1994. Prior year weighted average common shares and common stock equivalents outstanding and earnings per share amounts appearing in the consolidated financial statements have been restated to reflect the three-for-two stock split of September, 1994 to permit comparison with the current fiscal year.

(3)  Earnings Per Common Share
     The computation of earnings per common share for the three months and six months ended June 30, 1995 and 1994 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

(4)  Securities Held To Maturity
     The book value and approximate market value of investment securities and mortgage-backed securities held to maturity are as follows:
__________________________________________________________________________________________
                                                      At                       At
(In thousands)                                  June 30, 1995         December 31, 1994
__________________________________________________________________________________________
                                            Amortized     Market     Amortized     Market
                                              Cost        Value         Cost       Value
                                            ________     ________     ________     _______
                                                 (unaudited)
Investment Securities:
Other bonds and obligations                 $    411    $    411     $    567    $    563
                                            ________    ________     ________    ________
  Total investment securities               $    411    $    411     $    567    $    563
                                            ________    ________     ________    ________
Mortgage-Backed Securities:
Government National Mortgage Association    $ 86,447    $ 86,965     $ 90,153    $ 84,457
Federal Home Loan Mortgage Corporation        83,235      83,448       64,921      61,174
Federal National Mortgage Association         14,505      14,987       16,220      16,237
Other                                            870         916          969         998
                                            _________   ________     ________    ________
  Total mortgage-backed securities          $185,057    $186,316     $172,263    $162,866

    Investment and mortgage-backed securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates the level-yield method.

    An analysis of unrealized gains and losses on investment and mortgage-backed securities held to maturity is as follows:

__________________________________________________________________________________________
(In thousands)                                  June 30, 1995         December 31, 1994
__________________________________________________________________________________________
                                                 Unrealized               Unrealized
                                              Gains      Losses       Gains        Losses
                                            ________    ________     ________    ________
                                                 (unaudited)
Other bonds and obligations                 $    --     $    --      $     --    $     (4)
Mortgage-backed securities                     2,589     (1,330)          229      (9,626)
                                            ________    ________     ________    _________
Total unrealized gains (losses)             $  2,589    $(1,330)     $    229    $ (9,630)

(5)  Securities Available For Sale
     The amortized cost and approximate market values of securities available for sale are as follows:
__________________________________________________________________________________________
(In thousands)                                  June 30, 1995         December 31, 1994
__________________________________________________________________________________________
                                           Amortized    Market      Amortized    Market
                                              Cost       Value         Cost       Value
                                            ________   ________      ________   ________
                                                 (unaudited)
U.S. Treasury obligations                   $225,402    $227,892     $250,354    $242,787
U.S. Government agency obligations             8,990       9,167        5,987       6,043
Other bonds and obligations                    1,994       1,985        1,992       1,914
Marketable and other equity securities         5,855       7,509        6,197       6,900
                                            ________    ________     ________    ________
    Total securities available for sale     $242,241    $246,553     $264,530    $257,644
                                            ________    ________     ________    ________

    Securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. The Company records securities available for sale at aggregate market value with the net unrealized holding gains or losses reported net of tax effect, as a separate component of stockholders' equity until realized.

    Gains or losses on sales of securities are recognized at the time of sale using the specific identification method.

    An analysis of unrealized holding gains and losses on securities available for sale is as follows:

__________________________________________________________________________________________
(In thousands)                                June 30, 1995        December 31, 1994
__________________________________________________________________________________________
                                              Unrealized              Unrealized
                                           Gains     Losses        Gains      Losses
                                          ______     ______       ______      ______
                                             (unaudited)
U.S. Treasury obligations                  $3,073   $  (583)       $  146    $(7,713)
U.S. Government agency obligations            177        --            56         --
Other bonds and obligations                     5       (14)           --        (78)
Marketable and other equity securities      1,660        (6)          792        (89)
                                          _______   _______       _______    _______
    Total unrealized gains (losses)        $4,915   $  (603)       $  994    $(7,880)
                                          _______   ________      _______    _______

(6)  Trading Securities
     Investments classified as trading securities are stated at market with unrealized gains and losses included in earnings.

(7)  Loans
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
(In thousands                                   June 30, 1995        December 31, 1994
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $204,490               $211,930
  Commercial                                         7,391                  8,155
  Construction                                         866                    603
                                                  ________               ________
                                                   212,747                220,688

Add:  Premium on loans                                 420                    452
Less: deferred mortgage loan origination fees         (829)                  (871)
                                                 _________               ________
         Total mortgage loans                      212,338                220,269

Other loans:
  Consumer
    Installment                                      1,961                  1,972
    Guaranteed education                            10,504                 10,152
    Other secured                                    1,994                  2,598
    Home equity lines of credit                     14,080                 14,674
    Unsecured                                          279                    269
                                                  ________               ________
      Total consumer loans                          28,818                 29,665
  Commercial                                           826                    882
                                                  ________               ________
      Total other loans                             29,644                 30,547
                                                 _________               ________
      Total loans                                 $241,982               $250,816

(8)  Commitments
     At June 30, 1995, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $3,280,000 and commitments under existing home equity lines of credit and other loans of approximately $20,181,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 1995, the Company had a performance standby letter of credit conveyed to others in the amount of $1,249,000 which is also not reflected on the consolidated balance sheet.


(9)  Employee Stock Ownership Plan
     Effective May 28, 1986, the Company established an employee stock ownership plan ("ESOP"). Under the plan, the ESOP has borrowed funds from a third party bank to invest in the Company's common stock. As this obligation will be liquidated primarily through future contributions to the ESOP by the Company, the obligation is reflected as a liability of the Company and a reduction of shareholders' equity on the consolidated balance sheet. As of June 30, 1995 and December 31, 1994, such outstanding liabilities totaled $1,249,000.

(10)  Changes in Accounting Principle

      Employee Stock Ownership Plans ("ESOPs")
      Effective January 1, 1994, the Company adopted the American Institute of Certified Public Accounts ("AICPA") Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans". This SOP replaces existing accounting guidance and brings about changes in the way employees report transactions with leveraged ESOPs. Adoption of the Statement did not have a significant effect on MASSBANK's financial statements.

     Impaired Loans
     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements require changes in both the disclosure and impairment measurement of non-performing loans. Certain loans which had previously been reported as non-performing and insubstance fore-closures are currently required to be disclosed as impaired loans.
Additionally, certain loans are exempt from the provisions of these statements including large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans.
     Commercial and commercial real estate loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.
     The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan using the original contractual interest rate, and its recorded value, or, as a practical expedient at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.
     Loans are placed on non-accrual when payment of principal or interest is past due 90 days or more. Previously accrued income that has not been collec-ted is reversed from current income, and subsequent cash receipts are applied to reduce the unpaid principal balance. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance. Adoption of Statements 114 and 118 did not have a significant effect on the Company's financial statements.

     The Company did not have any impaired loans at June 30, 1995. The average balance of impaired loans for the quarter ended June 30, 1995 was not significantly different than the ending balance. There was no interest income recognized on impaired loans during the recent quarter.

     Activity in the allowance for loan losses account during the six months ended June 30, 1995 was:
(in thousands)

Balance, December 31, 1994                                           $ 2,566
Provision                                                                110
Loan losses charged off                                                 (150)
    Less recoveries                                                       42
                                                                     ________
Net charge-offs                                                         (108)
                                                                     ________
Balance, June 30, 1995                                               $ 2,568


(11)  Deposit Acquisition Premium
      The deposit acquisition premium arising from acquisitions is reported net of accumulated amortization. Such premium is being amortized on a straight line basis over 10 years.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 1995

General
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.
     MASSBANK Corp.'s (the "Company's") financial condition and results of operations essentially reflect the operations of its subsidiary, MASSBANK for Savings (the "Bank").
     The Company's net income depends largely upon net interest income, which is the difference between interest income from loans and investments ("interest-earning assets") and interest expense on deposits and borrowed funds ("interest-bearing liabilities"). Net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition. The Company has consistently maintained positive net interest income. Net income is also affected by the provision for possible loan losses and by the level of non-interest income (including gains or losses on securities), non-interest expenses and income taxes. Each of these major elements of consolidated net income is discussed in succeeding paragraphs.

FINANCIAL CONDITION

     Total assets of the Company decreased by approximately $2.8 million from $843.6 million at December 31, 1994 to $840.8 million at June 30, 1995. The decrease in total assets is primarily attributable to a decrease in total deposits partially offset by an increase in other liabilities and total stockholders' equity.
     The Bank's total deposits, escrow deposits of borrowers and other liabilities combined declined by $11.2 million during the first half of 1995. This decrease was partially offset by an increase of $8.4 million in total stockholders' equity.
     Stockholders' equity at June 30, 1995 equalled $82.9 million compared to $74.5 million at December 31, 1994. The increase is primarily due to an increase in retained earnings of $3.3 million during the six months ended
June 30, 1995 combined with a $6.4 million after tax improvement in the securities available for sale valuation reserve.
     For the three months ended June 30, 1995, average earning assets equalled $819.6 million, a decrease of $12.6 million, from $832.2 million for the same period in 1994.
     Average interest bearing liabilities totaled $752.2 million for the first quarter of 1995 compared to $769.7 million for the same quarter of 1994.

Loans
     The Bank's loan portfolio has decreased during the first half of 1995 from $250.8 million at December 31, 1994 to $242.0 million at June 30, 1995. loan originations during this period have not kept pace with the level of loan amortization and payoffs in the Bank's portfolio. Loan originations in the first half of 1995 declined to $9.4 million, compared to $33.1 million for the same period in 1994, due primarily to the lack of loan demand in the Bank's market area.

Investments
     MASSBANK's investment portfolio, consisting of federal funds sold, term federal funds sold, investment and mortgage-backed securities, securities available for sale, trading securities and other short-term investments remained fairly stable during the first half of 1995 increasing slightly to $578.2 million or 68.8% of total assets at June 30, 1995, from $568.6 million or 67.4% of total assets at December 31, 1994.
     However, the market value of the Bank's securities portfolio increased by $21.9 million from December 31, 1994 to June 30, 1995 resulting in net unrealized gains of $5.6 million in the securities portfolio as of June 30, 1995 due to a continuing rally in the bond market during this period.

Deposits
     Deposit accounts of all types have historically been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition, and other market conditions. Management attempts to manage its deposits through selective pricing.
     MASSBANK's total deposits decreased $12.0 million in the first half of 1995, from $759.7 million at December 31, 1994 to $747.7 million at June 30, 1995. Attractive returns on U.S. Treasuries and other alternative investment opportunities have lured away some of the Bank's depositors.

ASSET QUALITY

     Net loans represented 28.5% of total assets at June 30, 1995 as compared to 29.4% of total assets at December 31, 1994. The Bank's securities and other short-term investments, representing 68.8% of total assets at June 30, 1995, consist primarily of U.S. Treasuries, Government Agency obligations, high quality mortgage-backed securities, federal funds sold and investments in mutual funds of approximately $5.7 million. At June 30, 1995, the Bank's loan portfolio consisted of residential mortgages of $205.0 million, commercial mortgages of $7.4 million, consumer loans of $28.8 million and commercial loans of approximately $0.8 million. Non-performing assets were $1.9 million at June 30, 1995, representing 0.23% of total assets. This compares to $2.2 million, or 0.26% of total assets, at December 31, 1994. At June 30, 1995, the Bank's allowance for possible loan losses was approximately $2.6 million, representing 169.0% of non-performing loans and 1.06% of total loans. The Bank believes that its allowance for possible loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions.

Results of Operations for the Three Months Ended
    June 30, 1995 Compared to the Corresponding Period in 1994

General
     MASSBANK Corp. reported record net income of $2,169,000 or $0.78 per share for the second quarter of 1995, compared with net income of $2,094,000 or $0.73 per share earned in the same quarter of 1994. All share information set forth in this report has been adjusted to reflect the 3-for-2 split of the Company's common stock, effective September 9, 1994.

     The Company's favorable earnings results for the second quarter of 1995 compared to the same quarter of 1994 can be attributed primarily to an improvement in net interest margin, coupled with a lower provision for possible loan losses. The earnings results for the recent quarter also reflect a decrease in non-interest income which is partially offset by a decrease in non-interest expense.

Net Interest Income
     Net interest income before provision for possible loan losses totaled $6,540,000 in the second quarter of 1995 compared to $6,242,000 in the comparable quarter of 1994. As detailed in the average balance sheets on the following pages, this is the result of an improvement in the Company's net interest margin and interest rate spread. The interest rate spread was 2.85% for the second quarter of 1995 compared to 2.75% for the same quarter in 1994. The net interest margin for the three months ended June 30, 1995 and 1994 was 3.21% and 3.02%, respectively.

Interest and Dividend Income
     Interest and dividend income increased by $1,593,000 or 12.6% to $14,220,000 for the three months ended June 30, 1995 from $12,627,000 for the same period in 1994.
     The increase in interest and dividend income is primarily attributable to an increase in yield on earning assets partially offset by a decrease in the Company's average earning assets. The Company's average yield on total earning assets for the second quarter of 1995 increased 87 basis points to 6.95% from 6.08% for the same period in 1994. This improvement is due primarily to rising interest rates.
    The average total earning assets of the Company decreased to $819.6 million in the second quarter of 1995 from $832.2 million for the corresponding quarter of 1994.

Interest Expense
     Total interest expense increased 20.3% to $7,680,000 for the three months ended June 30, 1995 from $6,385,000 for the same period in 1994. The increase in interest expense was primarily due to an increase in the Company's cost of funds, partially offset by a decrease of $17.6 million in the Company's average deposits and borrowed funds. During the second quarter of 1995, the Company's average cost of funds increased 77 basis points to 4.10% from 3.33% in the second quarter of 1994. This increase was primarily due to the rise in market interest rates over the last twelve months, which increased rates on customer deposits, and a shift in mix of deposits as customers have migrated to higher yielding time deposits. Average deposits and borrowed funds for the three months ended June 30, 1995 were $752.1 million compared to $769.7 million for the same period in 1994.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                        June 30, 1995                June 30, 1994
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $ 89,821  $ 1,373   6.13%   $ 27,166  $   266   3.93%
  Mortgage-backed securities      174,037    3,137   7.21     156,945    2,768   7.06
  Securities available for sale   256,560    4,034   6.29     236,778    3,201   5.41
  Trading securities               51,160      760   5.94     157,354    1,524   3.87
  Other investments                 3,361       50   5.95         972       12   4.86
  Mortgage loans (2)              214,393    4,146   7.74     223,626    4,291   7.67
  Other loans (2)                  30,285      752   9.94      29,420      596   8.13
__________________________________________________            ________________
    Total earning assets          819,617  $14,252   6.95%    832,261  $12,659   6.08%
__________________________________________________________________________________________
Allowance for possible
  loan losses                      (2,597)                     (2,170)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      possible loan losses        817,020                     830,091

Other assets                       20,982                      23,338
__________________________________________________________________________________________
    Total assets                 $838,002                    $853,429
__________________________________________________________________________________________





























                                                    AVERAGE BALANCE SHEETS (continued)
                                                      Three Months Ended
                                        June 30, 1995                June 30, 1994
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,657   $  163   1.01%   $ 66,129   $  170   1.03%
  Savings                         388,408    3,207   3.31     535,588    4,407   3.30
  Time certificates of deposit    299,101    4,310   5.78     167,579    1,807   4.32
__________________________________________________            ________________
    Total deposits                752,166    7,680   4.10     769,296    6,384   3.33

Borrowed funds                        --        --     --         437        1   0.46
__________________________________________________            ________________
    Total deposits and
      borrowed funds              752,166    7,680   4.10%    769,733    6,385   3.33%

Other liabilities                   4,763                       8,328
__________________________________________________________________________________________
    Total liabilities             756,929                     778,061
__________________________________________________________________________________________
Stockholders' equity               81,073                      75,368
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $838,002                    $853,429
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,572                       6,274
Less adjustment of tax-exempt
  interest income                               32                          32
__________________________________________________________________________________________
Net interest income                         $6,540                      $6,242
__________________________________________________________________________________________
Interest rate spread                                 2.85%                       2.75%
__________________________________________________________________________________________
Net interest margin (3)                              3.21%                       3.02%
__________________________________________________________________________________________
(1) Includes SFAS No. 115 adjustment.
(2) Loans on non-accrual status are included in the average balance.
(3) Annualized net interest income (tax equivalent basis) before provision for possible loan losses divided by average interest-earning assets.
















Provision for Possible Loan Losses
     Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrowers ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     As a result of management's assessment and analysis, the Bank provided $40,000 for potential loan losses during the second quarter of 1995 compared to $250,000 for the same quarter in 1994. Loan charge-offs net of recoveries, were $69,000 and $232,000 for the respective periods. Non-performing assets decreased to $1,950,000 as of June 30, 1995 from $2,227,000 as of December 31, 1994. At June 30, 1995 the balance of the allowance for possible loan losses was $2,568,000 compared to $2,566,000 at the end of 1994. The reserve for loan losses remains strong at 169.0% of total non-performing loans.


Non-Performing Assets
                                            June 30,   December 31,   June 30,
(In thousands)                                1995        1994         1994
______________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                           $ 1,520    $ 2,098       $ 1,794
Real estate acquired through foreclosure
  or substantively repossessed                  430        129           273
______________________________________________________________________________
Total non-performing assets                 $ 1,950    $ 2,227       $ 2,067
______________________________________________________________________________
Allowance for possible loan losses          $ 2,568    $ 2,566       $ 2,353
Allowance as percent of
  non-accrual loans                           169.0%     122.3%        131.2%
Non-accrual loans as percent
  of total loans                                0.63%      0.84%         0.70%
Non-performing assets as percent
  of total assets                               0.23%      0.26%         0.24%

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. However, the Bank did not have any impaired loans as of June 30, 1995.

Non-Interest Income
     Non-interest income consists of deposit account service fees, gains or losses on securities and other non-interest income.
     Non-interest income for the quarter was $609,000, down from $1,163,000 a year ago due primarily to extraordinary items (i.e. interest on tax settlements of $1,188,000 and securities losses of $570,000 recorded in the second quarter of 1994.

Non-Interest Expense
     Non-interest expenses for the three months ended June 30, 1995 decreased to $3,557,000 from $3,837,000 for the corresponding period in 1994.
     The reduction was primarily due to a $282,000 write-down in loan valuation premium in 1994

Income Tax Expense
     The Company and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax. Provisions for deferred income taxes are made as a result of timing differences between financial and income tax methods of accounting.
     The provision for federal and state income taxes increased to $2,169,000 for the three months ended June 30, 1995 from $2,094,000 for the same period in 1994. The increase is due to higher income before taxes and an increase in the Company's combined effective income tax rate from 36.9% for the second quarter of 1994 to 38.9% for the second quarter of 1995. The Company's estimated effective income tax rate for 1994 was reduced due to the resolution of a federal income tax matter.

Results of Operations for the Six Months Ended
     June 30, 1995 Compared to the Corresponding Period in 1994

General
     For the first half of 1995, the Company reported net income of $4,295,000 or $1.54 per share, up 10.7% from the $3,879,000 or $1.34 per share earned in the first six months of 1994.
     The Company's favorable earnings results for the six months ended
June 30, 1995 compared to the same period in 1994 can be attributed primarily to an improvement in net interest margin, coupled with a lower provision for possible loan losses. The earnings results for 1995 also reflect a decrease in non-interest income which is partially offset by a decrease in non-interest expense.

Net Interest Income
     Net interest income before provision for possible loan losses totaled $13,200,000 in the first half of 1995 compared to $12,241,000 in the same period of 1994. As detailed in the average balance sheets on the following pages, this is the result of an improvement in the Company's net interest margin and interest rate spread. The interest rate spread was 2.90% for the six months ended June 30, 1995 compared to 2.67% for the same period a year ago. The net interest margin for the six months ended June 30, 1995 and 1994 was 3.24% and 2.95%, respectively.

Interest and Dividend Income
     Interest and dividend income increased by $3,253,000 or 13.1% to $28,068,000 for the six months ended June 30, 1995 from $24,815,000 for the same period in 1994.

     The increase in interest and dividend income is primarily attributable to an increase in yield on earning assets partially offset by a decrease in the Company's average earning assets. The Company's average yield on total earning assets for the first half of 1995 increased 91 basis points to 6.88% from 5.97% for the same period in 1994. This improvement is due primarily to rising interest rates.
     The average total earning assets of the Company decreased to $818.2 million in the first half of 1995 from $833.8 million for the corresponding period of 1994.

Interest Expense
     Total interest expense increased 18.2% to $14,868,000 for the six months ended June 30, 1995 from $12,574,000 for the same period in 1994. The increase in interest expense was primarily due to an increase in the Company's cost of funds, partially offset by a decrease of $14.6 million in the Company's average deposits and borrowed funds. During the first half of 1995, the Company's average cost of funds increased 68 basis points to 3.98% from 3.30% in the first half of 1994. This increase was primarily due to the rise in market interest rates over the last twelve months, which increased rates on customer deposits, and a shift in mix of deposits as customers have migrated to higher yeilding time deposits. Average deposits and borrowed funds for the six months ended June 30, 1995 were $753.7 million compared to $768.3 million for the same period in 1994.

                                                 AVERAGE BALANCE SHEETS
                                                    Six Months Ended
                                        June 30, 1995                June 30, 1994
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $ 71,779  $ 2,148   6.03%   $ 42,765  $   724   3.41%
  Mortgage-backed securities      173,116    6,225   7.19     137,175    4,899   7.15
  Securities available for sale   258,773    8,066   6.23     247,476    6,627   5.36
  Trading securities               65,860    1,850   5.62     153,348    2,849   3.73
  Other investments                 1,957       60   6.13       1,756       37   4.15
  Mortgage loans (2)              216,279    8,364   7.73     221,635    8,569   7.73
  Other loans (2)                  30,465    1,420   9.36      29,675    1,177   8.00
__________________________________________________            ________________
    Total earning assets          818,229  $28,133   6.88%    833,830  $24,882   5.97%
__________________________________________________________________________________________
Allowance for possible
  loan losses                      (2,586)                     (2,233)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      possible loan losses        815,643                     831,597

Other assets                       21,921                      22,168
__________________________________________________________________________________________
    Total assets                 $837,564                    $853,765
__________________________________________________________________________________________

                                                 AVERAGE BALANCE SHEETS (continued)
                                                    Six Months Ended
                                        June 30, 1995                June 30, 1994
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,791  $   328   1.02%   $ 65,680  $   341   1.05%
  Savings                         409,182    6,718   3.31     536,833    8,763   3.29
  Time certificates of deposit    279,768    7,822   5.64     165,550    3,469   4.23
__________________________________________________            ________________
    Total deposits                753,741   14,868   3.98     768,063   12,573   3.30

Borrowed funds                        --        --     --         277        1   0.58
__________________________________________________            ________________
    Total deposits and
      borrowed funds              753,741   14,868   3.98%    768,340   12,574   3.30%

Other liabilities                   4,807                       7,764
__________________________________________________________________________________________
    Total liabilities             758,548                     776,104
__________________________________________________________________________________________
Stockholders' equity               79,016                      77,661
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $837,564                    $853,765
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    13,265                      12,308
Less adjustment of tax-exempt
  interest income                               65                          67
__________________________________________________________________________________________
Net interest income                        $13,200                     $12,241
__________________________________________________________________________________________
Interest rate spread                                 2.90%                       2.67%
__________________________________________________________________________________________
Net interest margin (3)                              3.24%                       2.95%
__________________________________________________________________________________________
(1) Includes SFAS No. 115 adjustment.
(2) Loans on non-accrual status are included in the average balance.
(3) Annualized net interest income (tax equivalent basis) before provision for possible loan losses divided by average interest-earning assets.

Provision for Possible Loan Losses
     The provision for loan losses charged against income was $110,000 for the six months ended June 30, 1995 compared to $370,000 for the same period in 1994. Loan charge-offs net of recoveries totaled $108,000 for the first half of 1995. The allowance for possible loan losses at June 30, 1995 stands at $2,568,000, which equals 169.0% of non-performing loans and 1.06% of total loans.

Non-Interest Income
     Non-interest income consists of deposit account service fees, gains or losses on securities and other non-interest income.
     Non-interest income for the six months ended June 30, 1995 was $1,037,000, down from $1,658,000 a year ago due primarily to extraordinary items (i.e. interest on tax settlements of $1,188,000 and securities losses of $545,000 recorded in the first half of 1994).

Non-Interest Expense
     Non-interest expenses for the six months ended June 30, 1995 decreased to $7,078,000 from $7,403,000 for the corresponding period in 1994.
     The reduction was primarily due to a $282,000 write-down in loan valuation premium in 1994.

Income Tax Expense
     Total income tax expense for the first half of 1995 was $4,295,000 compared to $3,879,000 for the same period in 1994.
     The increase is due to higher income before taxes coupled with an increase in the Company's combined effective income tax rate from 36.7% for the six months ended June 30, 1994 to 39.1% for the same period in 1995. The Company's estimated effective income tax rate for 1994 was reduced due to the resolution of a federal income tax matter. In addition, the Bank's use of subsidiaries with securities corporation status for state income tax purposes has also helped to reduce the estimated effective income tax rate for 1994 and 1995.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflow from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sale or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 1995 the Bank had $75.9 million or 9.0% of total assets and $271.6 million or 32.3% of total assets invested respectively in overnight federal funds sold and United States Treasury and Government agency obligations.

     The Bank is an FDIC insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain Tier 1 capital of at least 3% of their total assets.
All other banks are required to have Tier 1 capital of 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions generally are expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00% as of December 31, 1992. At June 30, 1995, the Bank had ratios of Tier 1 capital to total assets of 9.39% and qualifying capital to risk-weighted assets of 38.85%. The Company had ratios of Tier 1 capital to total assets of 9.43% and total qualifying capital to risk-weighted assets of 39.00% at June 30, 1995.

Impact of Inflation and Changing Prices
     MASSBANK Corp.'s financial statements presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time, due to the fact that substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institutions performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 1995, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.   Changes in Securities

              Not Applicable.

Item 3.   Defaults Upon Senior Securities

              Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Stockholders of MASSBANK Corp. on April 18, 1994, stockholders voted affirmatively on the following proposal:

              To elect each Class III Director to serve until the 1998 Annual Meeting of Stockholders and until their successors are chosen and qualified.

              Elected at Meeting
              __________________

              Samuel Altschuler
              Gerard H. Brandi
              Peter W. Carr
              Robert E. Dyson


Item 5.   Other Information

              None

Item 6.   Exhibits and Reports on Form 8-K

              a.  Exhibits
                  Exhibit No. 1: Statement regarding computation of per share earnings.

              b.  Reports on Form 8-K
                  None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date    August 11, 1995                            /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    August 11, 1995                            /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO