Form 10-Q
period 1995-09-30
MASSBANK CORP
filed 1995-11-13
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at October 31, 1995: 2,739,106 shares.

MASSBANK CORP. AND SUBSIDIARIES
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1995
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION



                                                                            Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1995 (unaudited) and December 31, 1994                3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 1995 and 1994            4
             and for the nine months ended September 30, 1995
             and 1994                                                     5 -  6

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1995 (unaudited)
             and the year ended December 31, 1994                              7

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1995 and 1994        8 -  9

           Condensed Notes to the Consolidated Financial Statements      10 - 14


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           15 - 25



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                    26

ITEM 2.  Changes in Securities                                                26

ITEM 3.  Defaults Upon Senior Securities                                      26

ITEM 4.  Submission of Matters to a Vote of Security Holders                  26

ITEM 5.  Other Information                                                    26

ITEM 6.  Exhibits and Reports on Form 8-K                                     26


Signature Page                                                                27

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                  September 30,     December 31,
	                                                      1995              1994
                                                   (unaudited)
Assets:
Cash and due from banks                             $  9,828        $   9,610
Federal funds sold                                    99,541           22,551
Interest bearing deposits                                924               --
Other short-term investments                           8,150               --
______________________________________________________________________________
    Total cash and cash equivalents                  118,443           32,161
Term federal funds sold                                5,000               --
Investment securities (Note 5)                           407              567
Mortgage-backed securities (Note 5)                  204,356          172,263
Securities available for sale (Note 6)               243,587          257,644
Trading securities, at market value                   20,668          115,610
Loans: (Notes 8 and 9)
  Mortgage loans                                     214,708          220,269
  Other loans                                         29,229           30,547
  Less: allowance for possible loan losses            (2,598)          (2,566)
______________________________________________________________________________
    Net loans                                        241,339          248,250
Premises and equipment                                 4,300            4,328
Real estate acquired through foreclosure
   or substantively repossessed                          442              129
Accrued interest receivable                            6,778            6,870
Other assets                                           1,190            5,825
______________________________________________________________________________
    Total assets                                    $846,510         $843,647
Liabilities and Stockholders' Equity:
Deposits:
  Demand and NOW                                    $ 65,251         $ 67,496
  Savings                                            368,188          458,401
  Time certificates of deposit                       321,883          235,421
	  Deposit acquisition premium, net of amortization   (1,469)          (1,642)
______________________________________________________________________________
    Total deposits                                   753,853          759,676
Escrow deposits of borrowers                           1,206              966
Employee stock ownership plan loan (Note 4)            1,249            1,249
Other liabilities                                      5,435            7,252
______________________________________________________________________________
    Total liabilities                                761,743          769,143
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
  2,000,000 shares authorized, none issued                --               --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,389,559 and
      5,352,138 shares issued, respectively            5,390            5,352
  Additional paid-in capital                          56,239           55,609
  Retained earnings                                   57,038           51,995
  Treasury stock at cost, 2,651,065 and
    2,570,411 shares, respectively                   (35,371)         (33,288)
  Net unrealized gains (losses) on securities
    available for sale, net of tax effect              2,720           (3,915)
  Common stock acquired by ESOP (Note 4)              (1,249)          (1,249)
______________________________________________________________________________
    Total stockholders' equity                        84,767           74,504
______________________________________________________________________________
    Total liabilities and stockholders' equity      $846,510         $843,647

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                               September 30,
(In thousands except share data)                            1995         1994
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,126      $ 4,288
    Other loans                                               717          642
    Mortgage-backed securities                              3,379        2,868
    Securities available for sale                           3,850        3,536
    Trading securities                                        493        1,434
    Federal funds sold                                      1,541          272
    Other investments                                         138            7
______________________________________________________________________________
      Total interest and dividend income                   14,244       13,047
______________________________________________________________________________
Interest expense:
    Deposits                                                7,933        6,638
______________________________________________________________________________
      Total interest expense                                7,933        6,638
______________________________________________________________________________
      Net interest income                                   6,311        6,409
Provision for possible loan losses                             30          150
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                  6,281        6,259
Non-interest income:
    Deposit account service fees                              231          240
    Gains (losses) on securities, net                         (57)          86
    Other                                                     202          197
______________________________________________________________________________
      Total non-interest income                               376          523
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,845        1,711
    Occupancy and equipment                                   480          440
    Data processing                                           155          164
    Professional services                                      97          138
    Deposit insurance                                         (42)         448
    Real estate acquired through foreclosure expenses          14           13
    Other                                                     491          509
______________________________________________________________________________
      Total non-interest expense                            3,040        3,423
______________________________________________________________________________
      Income before income taxes                            3,617        3,359
Income tax expense                                          1,400        1,216
______________________________________________________________________________
      Net income                                          $ 2,217      $ 2,143
______________________________________________________________________________
Weighted average common shares outstanding:
    Primary                                             2,774,112    2,877,525
    Fully diluted                                       2,781,157    2,877,525
Earnings per share (in dollars):
    Primary                                               $  0.80      $  0.74
    Fully diluted                                            0.80         0.74
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
________________________________________________________________________________
                                                            Nine months ended
                                                              September 30,
(In thousands except share data)                            1995         1994
________________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $12,490      $12,857
    Other loans                                             2,137        1,819
    Mortgage-backed securities                              9,604        7,767
    Securities available for sale                          11,856       10,105
    Trading securities                                      2,343        4,283
    Federal funds sold                                      3,689          996
    Other investments                                         193           35
________________________________________________________________________________
        Total interest and dividend income                 42,312       37,862
________________________________________________________________________________
Interest expense:
        Deposits                                           22,801       19,211
        Borrowed funds                                         --            1
________________________________________________________________________________
        Total interest expense                             22,801       19,212
________________________________________________________________________________
    Net interest income                                    19,511       18,650
Provision for possible loan losses                            140          520
________________________________________________________________________________
    Net interest income after provision
      for possible loan losses                             19,371       18,130
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                              691          736
    Gains (losses) on securities, net                         (18)        (459)
    Interest on tax settlements                                51        1,188
    Other                                                     689          716
________________________________________________________________________________
        Total non-interest income                           1,413        2,181
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          5,493        5,111
    Occupancy and equipment                                 1,488        1,536
    Data processing                                           460          487
    Professional services                                     328          404
    Deposit insurance                                         837        1,346
    Real estate acquired through foreclosure expenses          89          134
    Write-down in loan valuation premium                       --          282
    Other                                                   1,423        1,526
________________________________________________________________________________
        Total non-interest expense                         10,118       10,826
________________________________________________________________________________
        Income before income taxes                         10,666        9,485
Income tax expense                                          4,154        3,463
________________________________________________________________________________
        Net income                                        $ 6,512      $ 6,022

CONSOLIDATED STATEMENTS OF INCOME (continued)
(unaudited)
________________________________________________________________________________
                                                            Nine months ended
                                                              September 30,
                                                            1995         1994
________________________________________________________________________________
Weighted average common shares outstanding:
    Primary                                             2,786,770    2,892,667
    Fully diluted                                       2,807,217    2,894,387
Earnings per share (in dollars):
    Primary                                               $  2.34      $  2.08
    Fully diluted                                            2.32         2.08
________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 1995 (unaudited) and the Year Ended December 31, 1994

(In thousands except share data)
                                                                                   NET UNREALIZED
                                                                                   GAINS (LOSSES)
                                                                                   ON SECURITIES    COMMON
                                                ADDITIONAL                         AVAILABLE FOR    STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY   SALE, NET OF     ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK     TAX EFFECT       BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________      ________    ________

Balance at December 31, 1993           $ 3,522    $56,300    $45,502    $(28,225)    $ 4,152      $(1,176)    $80,075
  Net income                                --         --      8,185          --          --           --       8,185
  Cash dividends declared
    ($0.60 per share)                       --         --     (1,692)         --          --           --     ( 1,692)
  Net increase in liability
    to ESOP                                 --         --         --          --          --         ( 73)       ( 73)
  Purchase of treasury stock                --         --         --      (5,063)         --           --      (5,063)
  Stock options exercised                   54      1,085         --          --          --           --       1,139
  Transfer resulting from
    three-for-two stock split            1,776     (1,776)        --          --          --           --          --
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                 --         --         --          --      (8,067)          --      (8,067)
______________________________________________________________________________________________________________________

Balance at December 31, 1994             5,352     55,609     51,995     (33,288)     (3,915)      (1,249)     74,504
  Net Income                                --         --      6,512          --          --           --       6,512
  Cash dividends declared
    ($0.54 per share)                       --         --     (1,469)         --          --           --      (1,469)
  Purchase of treasury stock                --         --         --      (2,083)         --           --      (2,083)
  Stock options exercised                   38        630         --          --          --           --         668
  Change in net unrealized
    gains (losses) on securities
    available for sale, net of
    tax effect                              --         --         --          --       6,635         --         6,635
_____________________________________________________________________________________________________________________

Balance at September 30, 1995          $ 5,390    $56,239    $57,038    $(35,371)    $ 2,720      $(1,249)    $84,767
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                            Nine Months Ended
                                                                 September 30,
                                                                1995       1994
                                                                ____       ____
                                                                 (In thousands)
Cash flows from operating activities:
  Net income                                                 $ 6,512    $ 6,022
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation & amortization                                  351        392
    Amortization of deposit acquisition premium                  173        173
    Amortization of loan valuation premium                        48        345
    Decrease in accrued interest receivable                       92      1,420
    Increase (decrease) in other liabilities                  (2,262)       209
    Decrease in accrued and deferred income taxes payable       (275)      (286)
    Accretion of discounts on securities, net of
      amortization of premiums                                  (858)      (468)
    Net trading securities activity                           95,386     16,347
    (Gains) losses on securities available for sale             (444)      (307)
    (Gains) losses on trading securities                         414        766
    Increase (decrease) in deferred mortgage loan
      origination fees, net of amortization                      (15)        30
    (Increase) decrease in deferred income tax asset, net        274     (1,459)
    Increase in other assets                                     (21)      (273)
    Loans originated for sale                                   (455)    (1,034)
    Loans sold                                                   455      1,285
    Provision for possible loan losses                           140        520
    Provision for losses and writedowns on real estate
      acquired through foreclosure or substantively
      repossessed                                                 23         40
    (Gains) on sales of real estate acquired through foreclosure  --        (31)
    Increase in escrow deposits of borrowers                     240        160
________________________________________________________________________________
        Net cash provided by operating activities             99,778     23,851
________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                          (40,000)        --
    Proceeds from maturities of term federal funds            35,000         --
    Proceeds from sales of securities available for sale      36,521     28,266
    Proceeds from maturities of investment securities
      and securities available for sale                       34,147    118,227
    Purchases of securities available for sale               (44,460)  (106,108)
    Purchases of mortgage-backed securities                  (47,336)   (78,077)
    Principal repayments of mortgage-backed securities        15,421     24,372
    Principal repayments of tax-exempt bonds                      13         13
    Loans originated                                         (21,850)   (41,891)
    Loan principal payments received                          28,178     36,959
    Purchases of premises & equipment                           (323)      (390)
    Proceeds from sale of real estate acquired
      through foreclosure                                         81        685
    Net advances on real estate acquired through foreclosure      (7)        --
________________________________________________________________________________
        Net cash (used in) investing activities               (4,615)  (17,944)
________________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                                1995       1994
                                                                ____       ____
                                                                 (In thousands)
Cash flows from financing activities:
    Net decrease in deposits                                  (5,996)    (3,148)
    Net decrease in borrowed funds                                --        (73)
    Payments to acquire treasury stock                        (2,083)    (3,108)
    Issuance of common stock under stock option plan             495        647
    Tax benefits resulting from stock options exercised          172        250
    Dividends paid on common stock                            (1,469)    (1,243)
________________________________________________________________________________
      Net cash (used in) financing activities                 (8,881)    (6,675)
________________________________________________________________________________
      Net increase (decrease) in cash and
       cash equivalents                                       86,282       (768)
    Cash and cash equivalents at beginning of period          32,161     35,177
________________________________________________________________________________
    Cash and cash equivalents at end of period              $118,443   $ 34,409
________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                $ 22,863   $ 19,215
    Cash paid during the period for taxes,
      net of refunds                                           3,937      3,777
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity              6,635     (6,033)
      Increase (decrease) in deferred tax (assets)
        liabilities                                            5,036     (4,580)
    Foreclosures and in-substance foreclosures                   427        167
________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.



Disclosure of accounting policy:
    For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, interest-bearing deposits, federal funds sold, and term federal funds sold and other short-term investments with original maturities of less than 90 days.

MASSBANK CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     The financial condition and results of operations of MASSBANK Corp. (the "Company") essentially reflect the operations of its subsidiary, MASSBANK for Savings (the "Bank") and the Bank's wholly-owned subsidiaries: Readibank Properties, Inc., Readibank Equipment Corporation, Melbank Investment Corporation and Readibank Investment Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 1995 and December 31, 1994, operating results for the three months and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Common Stock
     In July, 1994, the Company declared a three-for-two split of the common stock of the Company, to be effected by means of a 50 percent stock distribution. One share for each two shares held by shareholders of record on August 26, 1994, was distributed on September 9, 1994. Prior year weighted average common shares outstanding and earnings per share amounts appearing in the consolidated financial statements have been restated to reflect the three-for-two stock split of September, 1994 to permit comparison with the current fiscal year.

(3)  Earnings Per Common Share
     The computation of earnings per common share for the three months and nine months ended September 30, 1995 and 1994 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

(4)  Employee Stock Ownership Plan
     Effective May 28, 1986, the Company established an employee stock owner-ship plan ("ESOP"). Under the plan, the ESOP has borrowed funds from a third party bank to invest in the Company's common stock. As this obligation will be liquidated primarily through future contributions to the ESOP by the Company, the obligation is reflected as a liability of the Company and a reduction of shareholders' equity on the consolidated balance sheet. As of September 30, 1995 and December 31, 1994, such outstanding liabilities totaled $1,249,000.

(5)  Securities Held To Maturity
     The amortized cost and approximate market value of investment securities and mortgage-backed securities held to maturity are as follows:
__________________________________________________________________________________________
                                                      At                       At
(In thousands)                                September 30, 1995        December 31, 1994
__________________________________________________________________________________________
                                            Amortized     Market     Amortized     Market
                                              Cost        Value         Cost       Value
                                            ________     ________     ________     _______
                                                 (unaudited)
Investment Securities:
Other bonds and obligations                 $    407    $    407     $    567    $    563
                                            ________    ________     ________    ________
  Total investment securities               $    407    $    407     $    567    $    563
                                            ________    ________     ________    ________
Mortgage-Backed Securities:
Government National Mortgage Association    $ 83,971    $ 84,640     $ 90,153    $ 84,457
Federal Home Loan Mortgage Corporation       105,895     106,298       64,921      61,174
Federal National Mortgage Association         13,682      14,172       16,220      16,237
Other                                            808         848          969         998
                                            _________   ________     ________    ________
  Total mortgage-backed securities          $204,356    $205,958     $172,263    $162,866

    Investment and mortgage-backed securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates the level-yield method.

    An analysis of unrealized gains and losses on investment and mortgage-backed securities held to maturity is as follows:

__________________________________________________________________________________________
(In thousands)                               September 30, 1995         December 31, 1994
__________________________________________________________________________________________
                                                 Unrealized               Unrealized
                                              Gains      Losses       Gains        Losses
                                            ________    ________     ________    ________
                                                 (unaudited)
Other bonds and obligations                 $    --     $    --      $     --    $     (4)
Mortgage-backed securities                     2,818     (1,216)          229      (9,626)
                                            ________    ________     ________    _________
Total unrealized gains (losses)             $  2,818    $(1,216)     $    229    $ (9,630)

(6)  Securities Available For Sale
     The amortized cost and approximate market values of securities available for sale are as follows:
__________________________________________________________________________________________
(In thousands)                               September 30, 1995        December 31, 1994
__________________________________________________________________________________________
                                           Amortized    Market      Amortized    Market
                                              Cost       Value         Cost       Value
                                            ________   ________      ________   ________
                                                 (unaudited)
U.S. Treasury obligations                   $221,604    $223,886     $250,354    $242,787
U.S. Government agency obligations             8,992       9,143        5,987       6,043
Other bonds and obligations                    1,995       1,989        1,992       1,914
Marketable and other equity securities         6,211       8,569        6,197       6,900
                                            ________    ________     ________    ________
    Total securities available for sale     $238,802    $243,587     $264,530    $257,644
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

    An analysis of unrealized holding gains and losses on securities available for sale is as follows:

__________________________________________________________________________________________
(In thousands)                            September 30, 1995        December 31, 1994
__________________________________________________________________________________________
                                              Unrealized              Unrealized
                                           Gains     Losses        Gains      Losses
                                          ______     ______       ______      ______
                                             (unaudited)
U.S. Treasury obligations                  $2,742   $  (460)       $  146    $(7,713)
U.S. Government agency obligations            151        --            56         --
Other bonds and obligations                     4       (10)           --        (78)
Marketable and other equity securities      2,358        --           792        (89)
                                          _______   _______       _______    _______
    Total unrealized gains (losses)        $5,255   $  (470)       $  994    $(7,880)
                                          _______   ________      _______    _______

(7)  Trading Securities
     Investments classified as trading securities are stated at market with unrealized gains and losses included in earnings.

(8)  Loans
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
(In thousands                                September 30, 1995     December 31, 1994
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $207,056               $211,930
  Commercial                                         7,066                  8,155
  Construction                                       1,038                    603
                                                  ________               ________
                                                   215,160                220,688

Add:  Premium on loans                                 404                    452
Less: deferred mortgage loan origination fees         (856)                  (871)
                                                 _________               ________
         Total mortgage loans                      214,708                220,269

Other loans:
  Consumer
    Installment                                      2,039                  1,972
    Guaranteed education                            10,373                 10,152
    Other secured                                    2,015                  2,598
    Home equity lines of credit                     13,710                 14,674
    Unsecured                                          281                    269
                                                  ________               ________
      Total consumer loans                          28,418                 29,665
  Commercial                                           811                    882
                                                  ________               ________
      Total other loans                             29,229                 30,547
                                                 _________               ________
      Total loans                                 $243,937               $250,816

(9)  Commitments
     At September 30, 1995, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,791,000 and commitments under existing home equity lines of credit and other loans of approximately $20,635,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 1995, the Company had a performance standby letter of credit conveyed to others in the amount of $1,249,000 which is also not reflected on the consolidated balance sheet.

(10)  Recent Accounting Developments
     The Financial Accounting Standards Board (FASB) has recently taken action to allow enterprises to reassess the appropriateness of its current FASB 115 classifications. According to the draft announcement, transfers would continue to be made at fair value in accordance with FASB 115. Any transfers made in connection with this announcement would have to be made after issuance of the final guidelines, which are expected to be issued on November 15, 1995 and prior to December 31, 1995.
     This means that any institution which classified securities as "held-to-maturity" can now reclassify those securities to the available for sale classification without "tainting" its entire held-to-maturity portfolio.
     MASSBANK expects to reclassify some or all of its "held to maturity" securities to the available for sale classification prior to December 31, 1995.

(11)  Changes in Accounting Principle

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

     Impaired Loans
     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements require changes in both the disclosure and impairment measurement of non-performing loans. Certain loans which had previously been reported as non-performing and in-substance foreclosures are currently required to be disclosed as impaired loans. Additionally, certain loans are exempt from the provisions of these statements including large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, such as consumer and residential mortgage loans.
     Commercial and commercial real estate loans are considered to be impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement.
     The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan using the original contractual interest rate, and its recorded value, or, as a practical expedient at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.
     Loans are placed on non-accrual when payment of principal or interest is past due 90 days or more. Previously accrued income that has not been collec-ted is reversed from current income, and subsequent cash receipts are applied to reduce the unpaid principal balance. Loans are returned to accrual status when collection of all contractual principal and interest is reasonably assured and there has been sustained repayment performance. Adoption of Statements 114 and 118 did not have a significant effect on the Company's financial statements.

     The Company did not have any impaired loans at September 30, 1995 or during the quarter ended September 30, 1995. Additionally, there was no interest income recognized on impaired loans during the recent quarter.

     Activity in the allowance for loan losses account during the nine months ended September 30, 1995 was:
(in thousands)

Balance, December 31, 1994                                           $ 2,566
Provision                                                                140
Loan losses charged off                                                 (150)
    Less recoveries                                                       42
                                                                     ________
Net charge-offs                                                         (108)
                                                                     ________
Balance, September 30, 1995                                          $ 2,598


(12)  Deposit Acquisition Premium
      The deposit acquisition premium arising from acquisitions is reported net of accumulated amortization. Such premium is being amortized on a straight line basis over 10 years.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 1995

General
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.
     MASSBANK Corp.'s (the "Company's") financial condition and results of operations essentially reflect the operations of its subsidiary, MASSBANK for Savings (the "Bank") and the Bank's wholly-owned subsidiaries: Readibank Properties, Inc., Readibank Equipment Corporation, Melbank Investment Corporation and Readibank Investment Corporation.
     The Company's net income depends largely upon net interest income, which is the difference between interest income from loans and investments ("interest-earning assets") and interest expense on deposits and borrowed funds ("interest-bearing liabilities"). Net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition. The Company has consistently maintained positive net interest income. Net income is also affected by the provision for possible loan losses and by the level of non-interest income (including gains or losses on securities), non-interest expenses and income taxes. Each of these major elements of consolidated net income is discussed in succeeding paragraphs.

FINANCIAL CONDITION

     The Company's total assets increased modestly from $843.6 million at December 31, 1994 to $846.5 million at September 30, 1995. Funding for the asset growth was essentially provided by current earnings.
     Total deposits at September 30, 1995 were $753.9 million, a 0.8% decrease from total deposits of $759.7 million at December 31, 1994.
     Stockholders' equity at September 30, 1995 equalled $84.8 million representing a book value of $30.95 per share, an increase from $74.5 million representing $26.78 per share at December 31, 1994. The Company's book value per share increased by $4.17 per share or 15.6% over the nine months ended September 30, 1995.
     For the three months ended September 30, 1995, average earning assets equalled $820.9 million, a decline of $7.1 million, from $828.0 million for the same quarter in 1994.
     Average interest bearing liabilities totaled $749.0 million for the third quarter of 1995 compared to $766.6 million for the comparable quarter of 1994.

Loans
     The Bank's loan portfolio has decreased during the first nine months of 1995, from $250.8 million at December 31, 1994 to $243.9 million at September 30, 1995. Loan originations during this period have not kept pace with the level of loan amortization and payoffs in the Bank's portfolio. Loan originations in the first nine months of 1995 declined to $22.3 million, compared to $42.9 million for the same period in 1994, due primarily to the lack of loan demand in the Bank's market area.

Investments
     MASSBANK's investment portfolio, consisting of federal funds sold, term federal funds sold, investment and mortgage-backed securities, securities available for sale, trading securities, interest-bearing deposits and other short-term investments remained fairly stable during the first nine months of 1995, increasing slightly to $582.6 million or 68.8% of total assets at September 30, 1995, from $568.6 million or 67.4% of total assets at December 31, 1994.
     The Bank's securities available for sale decreased $14.1 million from December 31, 1994 to $243.6 million at September 30, 1995. Mortgage-backed securities, designated as held to maturity, increased $32.1 million to $204.4 million during the same period. The decline in interest rates, since year end 1994, has increased the market value of the Bank's debt securities as shown in notes 5 and 6 of the condensed notes to the consolidated financial statements. The valuation reserve on securities available for sale improved significantly to $4.8 million in net unrealized gains at September 30, 1995 from $6.9 million in net unrealized losses at December 31, 1994, due to improvements in the bond market during the first nine months of 1995.

Deposits
     Deposit accounts of all types have historically been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition, and other market conditions. Management attempts to manage its deposits through selective pricing.
     MASSBANK's total deposits decreased $5.8 million in the first nine months of 1995, from $759.7 million at December 31, 1994 to $753.9 million at September 30, 1995. Attractive returns on U.S. Treasuries and other alternative investment opportunities have lured away some of the Bank's depositors.

ASSET QUALITY

     Net loans represented 28.5% of total assets at September 30, 1995 as compared to 29.4% of total assets at December 31, 1994. The Bank's securities and other short-term investments, representing 68.8% of total assets at September 30, 1995, consist primarily of U.S. Treasuries, Government Agency obligations, high quality mortgage-backed securities, federal funds sold and investments in mutual funds of approximately $5.8 million. At September 30, 1995, the Bank's loan portfolio consisted of residential mortgages of $207.6 million, commercial mortgages of $7.1 million, consumer loans of $28.4 million and commercial loans of approximately $0.8 million. Non-performing assets were $2.5 million at September 30, 1995, representing 0.29% of total assets. This compares to $2.2 million, or 0.26% of total assets, at December 31, 1994. At September 30, 1995, the Bank's allowance for possible loan losses was $2.6 million, representing 128.4% of non-performing loans and 1.07% of total loans. The Bank believes that its allowance for possible loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions.

Results of Operations for the Three Months Ended
    September 30, 1995 Compared to the Corresponding Period in 1994

General
     MASSBANK Corp. reported record consolidated net income of $2,217,000 or $0.80 per share for the third quarter of 1995, compared to $2,143,000 or $0.74 per share for the same quarter of 1994. Earnings results for the third quarter of 1995 were favorably impacted by a $478,000 refund in Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums. This was due to a reduction in FDIC premiums to four cents per $100 of domestic deposits announced in the third quarter, but effective as of June 1, 1995. Earnings for the third quarter also reflect a modest decline in net interest margin, a lower provision for possible loan losses, and a decrease in non-interest income.

Net Interest Income
    Net interest income before provision for possible loan losses totaled $6,311,000 in the third quarter of 1995 compared to $6,409,000 in the comparable quarter of 1994. As detailed in the average balance sheets on the following pages, this is the result of a decline in the Company's net interest margin and interest rate spread. The interest rate spread was 2.74% for the third quarter of 1995 compared to 2.87% for the same quarter of 1994. The net interest margin for the three months ended September 30, 1995 and 1994 was 3.09% and 3.11%, respectively.

Interest and Dividend Income
    Interest and dividend income from loans and investments increased by $1,197,000 or 9.2% for the three months ended September 30, 1995 from $13,047,000 for the same period in 1994. The increase is primarily attributable to an increase in yield on average earning assets partially offset by a decrease in the Company's average earning assets. The yield on the Company's average earning assets for the third quarter of 1995 increased 63 basis points to 6.94% from 6.31% for the same quarter in 1994. The increase in the yield on earning assets reflects the reinvestment of securities, federal funds sold and other short term investments at higher yields, and the upward repricing of adjustable rate real estate loans, equity lines of credit, and other loans.
    The average total earnings assets of the Company decreased to $820.9 million in the third quarter of 1995 from $828.0 million for the corresponding quarter of 1994.

Interest Expense
    Total interest expense increased by 19.5% to $7,933,00 for the three months ended September 30, 1995 from $6,638,000 for the same period in 1994. This increase is primarily due to an increase in the Company's cost of funds, partially offset by a decrease of $17.5 million in the Company's average deposits and borrowed funds. The average cost of funds in the third quarter of 1995 was 4.20% compared to 3.44% for the third quarter of 1994. The increase of 76 basis points is principally due to a change in the mix of deposits, combined with higher rates on term certificates of deposit. The Bank has essentially held core deposit rates flat while selectively increasing rates on term certificates of deposit. As a result, a significant number of bank customers have shifted their savings deposits to term certificates of deposit and increased the Bank's overall cost of funds. Average deposits and borrowed funds for the three months ended September 30, 1995 were $749.0 million compared to $766.5 million for the same period in 1994.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                    September 30, 1995            September 30, 1994
                                    __________________            __________________
                                   (1)     Interest  Average     (1)     Interest  Average
                                 Average   Income/   Yield/    Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate      Balance   Expense   Rate
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $104,033  $ 1,541   5.88%     $ 23,854  $   272   4.52%
  Mortgage-backed securities      189,075    3,379   7.15       161,686    2,868   7.09
  Securities available for sale   244,792    3,879   6.34       250,326    3,566   5.70
  Trading securities               30,883      493   6.40       138,299    1,434   4.15
  Other investments                 9,382      140   5.97           596       10   6.85
  Mortgage loans (2)              213,270    4,126   7.74       223,760    4,288   7.67
  Other loans (2)                  29,474      717   9.68        29,440      642   8.65
__________________________________________________              ________________
    Total earning assets          820,909  $14,275   6.94%      827,961  $13,080   6.31%
__________________________________________________________________________________________
Allowance for possible
  loan losses                      (2,584)                       (2,400)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      possible loan losses        818,325                       825,561

Other assets                       20,267                        22,308
__________________________________________________________________________________________
    Total assets                 $838,592                      $847,869
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS (continued)
                                                      Three Months Ended
                                    September 30, 1995             September 30, 1994
                                    ___________________            __________________
                                   (1)     Interest  Average     (1)     Interest  Average
                                 Average   Income/   Yield/     Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate       Balance   Expense   Rate
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,836   $  164   1.00%     $ 66,258   $  172   1.03%
  Savings                         371,050    3,121   3.34       509,084    4,233   3.30
  Time certificates of deposit    313,135    4,648   5.89       191,137    2,233   4.63
__________________________________________________             _________________
    Total deposits                749,021    7,933   4.20       766,479    6,638   3.44

Borrowed funds                        --        --     --            86       --     --
__________________________________________________              ________________
    Total deposits and
      borrowed funds              749,021    7,933   4.20%      766,565    6,638   3.44%

Other liabilities                   5,628                         4,701
__________________________________________________________________________________________
    Total liabilities             754,649                       771,266
__________________________________________________________________________________________
Stockholders' equity               83,943                        77,345
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $838,592                      $848,611
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,342                         6,442
Less adjustment of tax-exempt
  interest income                               31                            33
__________________________________________________________________________________________
Net interest income                         $6,311                        $6,409
__________________________________________________________________________________________
Interest rate spread                                 2.74%                         2.87%
__________________________________________________________________________________________
Net interest margin (3)                              3.09%                         3.11%
__________________________________________________________________________________________

(1) Includes SFAS No. 115 adjustment.
(2) Loans on non-accrual status are included in the average balance.
(3) Annualized net interest income (tax equivalent basis) before provision for possible loan losses divided by average interest-earning assets.

Provision for Possible Loan Losses
     Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk charac-teristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrowers ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     As a result of management's assessment and analysis, the Bank provided $30,000 for potential loan losses during the third quarter of 1995 compared to $150,000 for the same quarter in 1994. Loan charge-offs net of recoveries, were $0 and $9,000 for the respective periods. Non-performing assets increased slightly to $2,465,000 as of September 30, 1995, from $2,227,000 as of December 31, 1994. At September 30, 1995 the balance of the allowance for possible loan losses was $2,598,000 compared to $2,566,000 at the end of 1994. The reserve for loan losses remains strong at 128.4% of total non-performing loans.


Non-Performing Assets
                                         September 30,   December 31,   June 30,
(In thousands)                               1995           1994          1994
________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                           $ 2,023      $ 2,098       $ 1,794
Real estate acquired through foreclosure
  or substantively repossessed                  442          129           273
________________________________________________________________________________
Total non-performing assets                 $ 2,465      $ 2,227       $ 2,067
________________________________________________________________________________
Allowance for possible loan losses          $ 2,598      $ 2,566       $ 2,353
Allowance as percent of
  non-accrual loans                           128.4 %      122.3 %       131.2 %
Non-accrual loans as percent
  of total loans                                0.83%        0.84%         0.70%
Non-performing assets as percent
  of total assets                               0.29%        0.26%         0.24%

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. However, the Bank did not have any impaired loans as of September 30, 1995.

Non-Interest Income
     Non-interest income consists of deposit account service fees, gains or losses on securities and other non-interest income.
     Non-interest income for the recent quarter was $376,000, down from $523,000 a year ago. The decrease is principally due to net losses on securities of $57,000 recorded in the third quarter of 1995 compared to net securities gains of $86,000 recorded in the comparable quarter of 1994.

Non-Interest Expense
     Non-interest expenses for the three months ended September 30, 1995 decreased to $3,040,000 from $3,423,000 for the corresponding period in 1994.
     Non-interest expenses were positively impacted by a $478,000 refund in FDIC premiums covering the four month period ended September 30, 1995, as FDIC premiums have been reduced to four cents per $100 of domestic deposits. Non-interest expenses, excluding deposit insurance premiums, increased by 3.6% to $3,082,000 for the three months ended September 30, 1995, from $2,975,000 for the same quarter a year ago.

Income Tax Expense
     The Company and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax. Provisions for deferred income taxes are made as a result of timing differences between financial and income tax methods of accounting.
     The provision for federal and state income taxes increased to $1,400,000 for the three months ended September 30, 1995 from $1,216,000 for the same period in 1994. The increase is due to higher income before taxes and an increase in the Company's combined effective income tax rate from 36.2% for the third quarter of 1994 to 38.7% for the third quarter of 1995. The Company's estimated effective income tax rate for 1994 was reduced due to the resolution of a federal income tax matter.

Results of Operations for the Nine Months Ended
     September 30, 1995 Compared to the Corresponding Period in 1994

General
     For the nine months ended September 30, 1995, the Company reported consolidated net income of $6,512,000 or $2.34 per share ($2.32 per share on a fully diluted basis) compared to $6,022,000 or $2.08 per share earned in the first nine months of 1994.
     The Company's favorable earnings results for the nine months ended September 30, 1995, compared to the same period in 1994, can be attributed primarily to an improvement in net interest margin, a lower provision for possible loan losses, and a decrease in non-interest expense, partially offset by a reduction in non-interest income.

Net Interest Income
     Net interest income before provision for possible loan losses totaled $19,511,000 for the nine months ended September 30, 1995, compared to $18,650,000 for the same period in 1994. As detailed in the average balance sheets on the following pages, this is the result of an improvement in the Company's net interest margin and interest rate spread. The interest rate spread was 2.85% for the nine months ended September 30, 1995 compared to 2.74% for the same period a year ago. The net interest margin for the nine months ended September 30, 1995 and 1994 was 3.19% and 3.01%, respectively.

                                                    AVERAGE BALANCE SHEETS
                                                       Nine Months Ended
                                    September 30, 1995            September 30, 1994
                                    __________________            __________________
                                   (1)     Interest  Average     (1)     Interest  Average
                                 Average   Income/   Yield/    Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate      Balance   Expense   Rate
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $ 82,648  $ 3,689   5.97%     $ 36,392  $   996   3.66%
  Mortgage-backed securities      178,495    9,604   7.18       145,435    7,767   7.13
  Securities available for sale   254,060   11,944   6.27       248,649   10,195   5.47
  Trading securities               54,073    2,343   5.78       148,277    4,283   3.86
  Other investments                 4,460      200   5.98         1,152       45   5.27
  Mortgage loans (2)              215,267   12,490   7.74       222,351   12,857   7.71
  Other loans (2)                  30,129    2,137   9.47        29,596    1,819   8.21
__________________________________________________              ________________
    Total earning assets          819,132  $42,407   6.90%      831,852  $37,962   6.09%
__________________________________________________________________________________________
Allowance for possible
  loan losses                      (2,585)                       (2,289)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      possible loan losses        816,547                       829,563

Other assets                       21,363                        22,215
__________________________________________________________________________________________
    Total assets                 $837,910                      $851,778
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS (continued)
                                                       Nine Months Ended
                                    September 30, 1995             September 30, 1994
                                    ___________________            __________________
                                   (1)     Interest  Average     (1)     Interest  Average
                                 Average   Income/   Yield/     Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate       Balance   Expense   Rate
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,806   $   492   1.02%     $ 65,875   $   513   1.04%
  Savings                         396,332     9,839   3.32       527,482    12,996   3.29
  Time certificates of deposit    291,013    12,470   5.73       174,173     5,702   4.38
___________________________________________________              _________________
    Total deposits                752,151    22,801   4.05       767,530    19,211   3.35

Borrowed funds                         --        --     --           213         1   0.69
____________________________________________________              ________________
    Total deposits and
      borrowed funds              752,151    22,801   4.05%      767,743    19,212   3.35%

Other liabilities                   5,083                          6,731
__________________________________________________________________________________________
    Total liabilities             757,234                        774,474
__________________________________________________________________________________________
Stockholders' equity               80,676                         77,304
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $837,910                       $851,778
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     19,606                         18,750
Less adjustment of tax-exempt
  interest income                                95                            100
__________________________________________________________________________________________
Net interest income                         $19,511                        $18,650
__________________________________________________________________________________________
Interest rate spread                                  2.85%                         2.74%
__________________________________________________________________________________________
Net interest margin (3)                               3.19%                         3.01%
__________________________________________________________________________________________

(1) Includes SFAS No. 115 adjustment.
(2) Loans on non-accrual status are included in the average balance.
(3) Annualized net interest income (tax equivalent basis) before provision for possible loan losses divided by average interest-earning assets.

Interest and Dividend Income
     Interest and dividend income from loans and investments increased by $4,450,000 or 11.8% to $42,312,000 for the nine months ended September 30, 1995 from $37,862,000 for the same period in 1994.
     The increase is primarily attributable to an increase in yield on earning assets, partially offset by a decrease in the Company's average earning assets. The Company's yield on total average earning assets for the first nine months of 1995 increased 81 basis points to 6.90% from 6.09% for the same period in 1994. This improvement is due primarily to higher interest rates (particularly short-term rates) and the Company's decision to add more higher-yielding mortgage-backed securities to its portfolio to make up for the lack of residential real estate loan demand in its market area.
     The total average earning assets of the Company decreased to $819.1 million in the first nine months of 1995 from $831.8 million for the corresponding period of 1994.

Interest Expense
     Total interest expense increased 18.7% to $22,801,000 for the nine months ended September 30, 1995 from $19,212,000 for the same period in 1994. The increase in interest expense was primarily due to an increase in the Company's cost of funds, partially offset by a decrease of $15.6 million in the Company's average deposits and borrowed funds. During the first nine months of 1995, the Company's average cost of funds increased 70 basis points to 4.05% from 3.35% in the first nine months of 1994. This increase was primarily due to the rise in market interest rates over the last twelve months, which increased rates on customer deposits, and a shift in mix of deposits as customers have migrated from savings deposits to higher yielding time deposits. Average deposits and borrowed funds for the nine months ended September 30, 1995 were $752.1 million compared to $767.7 million for the same period in 1994.

Provision for Possible Loan Losses
     The provision for loan losses charged against income was $140,000 for the nine months ended September 30, 1995 compared to $520,000 for the same period in 1994. Loan charge-offs net of recoveries totaled $108,000 for the nine months ended September 30, 1995. The allowance for possible loan losses at September 30, 1995 stands at $2,598,000, which equals 128.4% of non-performing loans and 1.07% of total loans.

Non-Interest Income
     Non-interest income consists of deposit account services fees, gains or losses on securities and other non-interest income.
     Non-interest income for the nine months ended September 30, 1995 was $1,413,000 down from $2,181,000 a year ago due primarily to extraordinary items (i.e. interest on tax settlements of $1,188,000 partially offset by securities losses of $459,000 recorded in the first nine months of 1994).

Non-Interest Expense
     Non-interest expenses for the nine months ended September 30, 1995 decreased to $10,118,000 from $10,826,000 for the corresponding period in 1994.
     The reduction was primarily due to a $282,000 write-down in loan valuation premium in 1994 and a reduction in FDIC deposit insurance premiums in 1995. Deposit insurance premiums for the nine months ended September 30, 1995 were $837,000, down from $1,346,000 for the comparable period of 1994.

Income Tax Expense
     Total income tax expense for the first nine months of 1995 was $4,154,000 compared to $3,463,000 for the same period in 1994.
     The increase is due to higher income before taxes coupled with an increase in the Company's combined effective income tax rate from 36.5% for the nine months ended September 30, 1994 to 38.9% for the same period in 1995. The Company's estimated effective income tax rate for 1994 was reduced due to the resolution of a federal income tax matter. In addition, the Bank's use of subsidiaries with securities corporation status for state income tax purposes has also helped to reduce the estimated effective income tax rate for 1994 and 1995.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflow from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sale or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 1995 the Bank had $99.5 million or 11.8% of total assets and $247.9 million or 29.3% of total assets invested respectively in overnight federal funds sold and United States Treasury and Government agency obligations.
     The Bank is an FDIC insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain Tier 1 capital of at least 3% of their total assets. All other banks are required to have Tier 1 capital of 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions generally are expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00% as of December 31, 1992. At September 30, 1995, the Bank had ratios of Tier 1 capital to total assets of 9.47% and qualifying capital to risk-weighted assets of 38.10%. The Company had ratios of Tier 1 capital to total assets of 9.57% and total qualifying capital to risk-weighted assets of 38.48% at September 30, 1995.

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

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 1995, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.   Changes in Securities

              Not Applicable.

Item 3.   Defaults Upon Senior Securities

              Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

              None

Item 5.   Other Information

              None

Item 6.   Exhibits and Reports on Form 8-K

              a.  Exhibits
                  Exhibit No. 11.1: Statement regarding computation of per share earnings.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date    November 13, 1995                          /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    November 13, 1995                          /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO