Form 10-K
period 1995-12-31
MASSBANK CORP
filed 1996-04-01
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                /x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1995
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from______________to____________

                         Commission File Number 0-15137

                                 MASSBANK Corp.
             (Exact name of registrant as specified in its charter)

              Delaware                                    04-2930382
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)
           123 HAVEN STREET
        Reading, Massachusetts                              01867
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (617) 662-0100

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 11, 1996 as reported by NASDAQ, was $85,077,696.

     As of March 11, 1996, there were 2,738,562 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1995 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

                                     PART I

Item 1.  Business
                           Business of MASSBANK Corp.

General

     MASSBANK Corp. (the "Company") is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK for Savings (the "Bank"). The Company is a one-bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly-owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.

     MASSBANK Corp. currently has no material assets other than its investment in the Bank. The Company's primary business, therefore, is managing its investment in the stock of the Bank. MASSBANK Corp. is classified by the Commonwealth of Massachusetts as a securities corporation for tax purposes which restricts its business to buying, selling, dealing in, or holding securities on its own behalf. In the future, MASSBANK Corp. may become an operating company or acquire banks or companies engaged in bank-related activities.

     MASSBANK Corp.'s principal sources of revenues on an unconsolidated basis, which are used for the payment of dividends to stockholders and other purposes, are dividends from MASSBANK for Savings and, to a lesser extent, interest income received from its interest-bearing bank deposits. MASSBANK Corp.'s assets on an unconsolidated basis at December 31, 1995 were represented by its investment in the Bank of $91.0 million and other assets of $1.1 million. The Company's liabilities consisted of loan indebtedness of $1.1 million and other liabilities of $0.1 million. The proceeds of the loan were used to fund stock purchases through the Employee Stock Ownership Plan ("ESOP"). See Note 16 to the Consolidated Financial Statements for parent company only financial information. At December 31, 1995 MASSBANK Corp. on a consolidated basis had total assets of $854.5 million, deposits of $753.7 million, and stockholders' equity of $90.8 million which represents 10.63% of total assets. Book value per share at December 31, 1995 was $33.13.

     The Company does not own or lease any real or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

Competition

     The primary business of MASSBANK Corp. currently is the ongoing business of the Bank. Therefore, the competitive conditions faced by MASSBANK Corp. currently are the same as those faced by the Bank. See "Business of MASSBANK for Savings - Competition." In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire commercial banks, thrift institutions or companies engaged in bank-related activities. MASSBANK Corp. would face competition in undertaking any such acquisitions and in operating any such entity subsequent to its acquisition.

Employees

     MASSBANK Corp. does not employ any persons; its management also serves as management of, and is paid by, the Bank. See "Item 10 - Directors and Executive Officers of the Registrant." MASSBANK Corp. utilizes the support staff of the Bank from time to time and does not pay any separate salaries or expenses in connection therewith.

Dividends

     MASSBANK Corp. paid total cash dividends of $0.73 per share in 1995 compared to $0.60 per share in 1994 and $0.4533 per share in 1993. The Company's dividend payout ratios (cash dividends paid divided by net income) for 1995, 1994 and 1993 were 23%, 21% and 20%, respectively.

Stock Repurchase Program

     In October 1995, MASSBANK Corp. announced that its Board of Directors had approved the repurchase of an additional 100,000 shares of its outstanding common stock. Repurchases are expected to be made in the open market or in private transactions over the next year. At December 31, 1995, the Company had repurchased 5,000 shares at a total cost of $153,750.

Preferred Stock Purchase Rights

     In January 1990, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of MASSBANK Corp. common stock. These Rights, which expire in January 2000, entitle their holders to purchase from the Company one one-hundreth of a share (a "unit") of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share ("preferred stock") at a cash exercise price of $70.00 per unit, subject to adjustment. The Rights will trade separately from the common stock and will become exercisable when a person or group has acquired 15% or more of the outstanding common stock, upon a tender offer that would result in a person or group acquiring 15% or more of the outstanding common stock, or upon the declaration by the Board of Directors that any person holding 10% or more of the outstanding shares of common stock is an "adverse person".

     In the event a person or group acquires 15% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person", each Right would entitle its holder (except if the holder is a person or group described above) to receive upon exercise sufficient units of preferred stock to equal a value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction or if 50% or more of the Company's assets or earning power is sold, each holder may receive upon exercise common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

     The Rights are redeemable in whole, but not in part, by the Board of Directors at a price of $.01 1/3 per Right any time before a person or group acquires 15% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person".

                        Business of MASSBANK for Savings

General

     MASSBANK for Savings is a Massachusetts-chartered savings bank founded in 1872 as the Melrose Savings Bank. In 1983, the Reading Savings Bank was merged into the Melrose Savings Bank and the name of the resulting institution was changed to MASSBANK for Savings. In 1986, the Bank converted from mutual to stock form of ownership.

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fourteen full service banking offices in Reading, Melrose, Stoneham, Wilmington, Medford, Chelmsford, Tewksbury, Westford, Dracut and Lowell, and originating residential and commercial real estate mortgages, construction, and a variety of consumer loans. The Bank also invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank's earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments and the interest paid by the Bank on its deposits and borrowed funds.

     The Bank's deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and excess deposit accounts are insured by the Depositors Insurance Fund ("DIF"), a private industry-sponsored deposit insurer.

     The Bank recognizes that loan and investment opportunities change over time and that yields derived from such opportunities can vary significantly even when the risks associated with those opportunities are comparable. By developing a relatively liquid loan and investment portfolio, the Bank has attempted to position itself so as to be able to take advantage of these changing opportunities. Consequently, the Bank expects that the relative mix of its loan and investment portfolios will change over time in response to changing market conditions.


Acquisitions

     In February 1992, the Bank acquired approximately $336 million in federally insured deposits and other liabilities and certain assets of The Central Savings Bank of Lowell, Massachusetts from the FDIC for a bid price of $2.2 million. Net loans acquired totaled $147.9 million. The Bank also acquired Central Savings' trust department and safe deposit operations.

     In September 1991, the Bank acquired from the Resolution Trust Corporation the insured deposits and branch operations of the former branches of ComFed Savings Bank located in Tewksbury and Chelmsford, MA. In connection with the transaction, the Bank paid a premium of $59,800 and received approximately $45.6 million in insured deposits.

Market Area

     The Bank is headquartered in Reading, Massachusetts, which is located approximately 15 miles north of Boston. The Bank's market area includes a significant portion of eastern Massachusetts and is served by a network of 14 branch offices located on a broad arc stretching from Melrose and Medford in the south, Dracut in the north, and Westford in the west.

     The Bank's general market area consists of the municipalities in which it operates banking offices and all of the contiguous cities and towns.

     The Bank currently operates banking offices in the municipalities of Chelmsford, Dracut, Lowell, Medford, Melrose, Reading, Stoneham, Tewksbury, Westford and Wilmington.

Lending Activities

     The Bank's net loan portfolio totaled $246.7 million at December 31, 1995. The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

- -------------------------------------------------------------------------------------------
(In thousands) At December 31,            1995       1994       1993       1992       1991
- -------------------------------------------------------------------------------------------
Mortgage
loans:

Residential:
    Conventional                      $209,408   $207,772   $204,096   $201,331   $ 63,686
    FHA and VA                           3,244      4,158      5,166      6,985      4,670
  Commercial                             6,975      8,155      9,654     10,878      9,855
  Construction                           1,516        603        474        355         --
- -------------------------------------------------------------------------------------------
      Total mortgage loans             221,143    220,688    219,390    219,549     78,211
  Add: premium on loans                    388        452        813        912         --
  Less: deferred mortgage loan
         origination fees                 (928)      (871)      (856)      (529)      (147)
- -------------------------------------------------------------------------------------------
      Mortgage loans, net              220,603    220,269    219,347    219,932     78,064
- -------------------------------------------------------------------------------------------
Other
loans:

Consumer:
    Installment                          1,988      1,972      2,474      4,259      1,923
    Guaranteed education                10,420     10,152      9,131      8,237      6,140
    Other secured                        2,012      2,598      1,735      2,406      1,108
    Home equity lines of credit         13,144     14,674     15,744     18,440     10,629
    Unsecured                              265        269        277        333        207
- -------------------------------------------------------------------------------------------
      Total consumer loans              27,829     29,665     29,361     33,675     20,007
  Commercial                               753        882        338        149         53
- -------------------------------------------------------------------------------------------
      Other loans, net                  28,582     30,547     29,699     33,824     20,060
- -------------------------------------------------------------------------------------------
      Total loans                      249,185    250,816    249,046    253,756     98,124
Less:  Allowance for possible
        loan losses                     (2,529)    (2,566)    (2,261)    (2,056)      (375)
- -------------------------------------------------------------------------------------------
      Net loans                       $246,656   $248,250   $246,785   $251,700  $  97,749
- -------------------------------------------------------------------------------------------

The increase in total loans from December 31, 1991 to December 31, 1992 was primarily attributable to loans acquired as part of the acquisition of The Central Savings Bank in 1992.

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 1995:

                                             Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
- -------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                  $    857     $  5,183     $ 45,119     $160,965     $212,124
  Commercial & construction       1,842        4,095        1,485        1,057        8,479
- -------------------------------------------------------------------------------------------
    Total mortgage loans          2,699        9,278       46,604      162,022      220,603
Other loans                       2,438        3,042       10,243       12,859       28,582
- -------------------------------------------------------------------------------------------
    Total loans                 $ 5,137      $12,320      $56,847     $174,881     $249,185
- -------------------------------------------------------------------------------------------

(1) Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.


     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                                     Total Due After One Year

                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
- -------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $165,645         $ 45,622       $211,267
  Commercial & construction                           1,216            5,421          6,637
- -------------------------------------------------------------------------------------------
    Total mortgage loans                            166,861           51,043        217,904
Other loans                                           2,698           23,446         26,144
- -------------------------------------------------------------------------------------------
    Total loans                                    $169,559         $ 74,489       $244,048
- -------------------------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank, over several years, has kept its mortgage loan portfolio to a level at which the Bank believed there was an acceptable risk- to-reward ratio in light of opportunities in the marketplace and the Bank's long-term objectives. The Bank's net loan portfolio represented approximately 28.9% and 29.4% of the Company's total assets at December 31, 1995, and 1994, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area, and developing a quality loan portfolio takes time. We anticipate that our loan portfolio will stay even or grow slowly over the next few years.

     Loan originations come from a number of sources, including referrals from real estate brokers, walk-in customers, purchasers of property owned by existing customers and refinancing for existing customers. In addition to actively soliciting loan referrals, the Bank conducts an advertising and promotion program, directed both toward the general public and real estate professionals who might refer potential borrowers.

     Substantially all of the real estate loans originated by the Bank during 1995 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank retains the 10, 12 or 15 year fixed rate mortgages and adjustable rate mortgages it originates for its own portfolio. All long-term fixed rate residential mortgages are generally sold in the secondary market. Adjustable-rate mortgage loans ("ARMs") have rates that are re-set at either 1, 3 or 5 year intervals and provide a margin over various mortgage indices.

     In 1994, the Bank instituted new loan programs which have been well received by customers. The first program features a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special First Time Home Buyers Program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location restrictions.

     At December 31, 1995, 1-4 family residential mortgage loans totaled $212.1 million, or 85.1% of the total loan portfolio, compared to $211.5 million, or 84.3% of the total loan portfolio, at December 31, 1994. Residential mortgage loan originations amounted to $30.4 million during 1995, a decrease of 13.4% from $35.1 million in 1994. This decrease was attributable, in part, to decreased customer demand combined with increased competition for residential mortgage loans in the Bank's market area. Origination volumes have been affected by the interest rate environment which saw interest rates rise during 1994 and decline throughout 1995. This recent decrease in rates helped to fuel higher levels of residential loan refinancings in the last quarter of 1995.

     The Bank also originates mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 1995, commercial and multifamily real estate mortgages and construction loans totaled approximately $8.5 million, or 3.4% of the total loan portfolio, compared to $8.8 million, or 3.5% of the total loan portfolio, at December 31, 1994. There were no commercial and multifamily real estate mortgages originated in 1995 and 1994.

     The total amount of first mortgage loans held by the Bank at December 31, 1995 was $220.6 million as indicated in the maturity distribution table appearing on the previous page. Of this amount, $52.7 million was subject to interest rate adjustments. The remaining $167.9 million in fixed rate mortgage loans represents 19.6% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $27.8 million at December 31, 1995 representing 11.2% of the Bank's total loan portfolio. Of this amount $10.4 million or 4.2% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $17.4 million at December 31, 1995, representing 7.0% of the Bank's total loan portfolio.

     At December 31, 1995, the Bank had only $753 thousand in outstanding loans to commercial enterprises not secured by real estate.

     Loan Approval. The Bank's loan approval process for all loans generally includes a review of an applicant's financial statements, credit history, banking history and verification of employment. For mortgage loans, the Bank generally obtains an independent appraisal of the subject property. The Bank has a formal lending policy approved by the Board of Directors of the Bank which delegates levels of loan approval authority to Bank personnel. All loans in excess of established limits require approval of the Bank's Board of Directors.

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 1995, the Bank had issued commitments on residential first mortgage loans totaling $3,466,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $444,000 and $20,714,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to discontinue accrual of interest on all loans for which payments are more than 90 days past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $2,428,000 at December 31, 1995.

Real Estate Acquired through Foreclosure.

     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and real estate substantially repossessed. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains or losses upon disposition are reflected in earnings as realized. Real estate acquired through foreclosure totaled $255,000 as of year-end 1995.


Non-Performing Assets

     The following table sets forth information with respect to loans delinquent for 90 or more days and real estate acquired through foreclosure:

- ------------------------------------------------------------------------------------------------
(In thousands) At December 31,                      1995      1994      1993      1992      1991
- ------------------------------------------------------------------------------------------------
Mortgages delinquent for 90 or more days:
  Conventional                                    $2,016    $1,496    $1,048    $1,075    $  618
  FHA and VA                                          14        62        43        55        78
  Commercial                                          --       152        --       135       135
Other loans delinquent for 90 or more days:
  Consumer                                           398       388       178       241       212
- ------------------------------------------------------------------------------------------------
    Total loans delinquent for 90 or more days     2,428     2,098     1,269     1,506     1,043
- ------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure or
  substantively repossessed:
  Conventional                                       255       129       699       545        --
  FHA and VA                                          --        --        --        --        21
  Commercial                                          --        --        --        --       128
  Land development                                    --        --        --       360     1,009
- ------------------------------------------------------------------------------------------------
    Total real estate acquired through fore-
     closure or substantively repossessed            255       129       699       905     1,158
- ------------------------------------------------------------------------------------------------
     Total non-performing assets                   2,683     2,227    $1,968    $2,411    $2,201
- ------------------------------------------------------------------------------------------------
Non-performing loans as percent of total loans     0.97%     0.84%     0.51%     0.59%     1.06%
Non-performing assets as percent of total assets   0.31%     0.26%     0.23%     0.29%     0.52%


     The reduction in interest income for the periods indicated associated with nonaccrual loans (loans delinquent for 90 or more days) held at the end of such years, is as follows:

- ------------------------------------------------------------------------------------------------
(In thousands) Years Ended December 31,            1995      1994      1993     1992      1991
- ------------------------------------------------------------------------------------------------
  Income in accordance with original
    loan terms                                     $204      $204      $105     $160      $109
- ------------------------------------------------------------------------------------------------
  Income recognized                                  60       107        40     $ 80        58
- ------------------------------------------------------------------------------------------------
  Foregone interest                                $144      $ 97      $ 65     $ 80      $ 51

Allowance for Possible Loan Losses.

     Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

The following table sets forth the activity in the allowance for loan losses during the years indicated:

- ------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,            1995      1994      1993      1992      1991
- ------------------------------------------------------------------------------------------------
Balance at beginning of year                     $2,566    $2,261    $2,056    $  375    $  308
- ------------------------------------------------------------------------------------------------
Loans charged-off:
                   Residential real estate         (124)     (339)     (305)     (262)       --
                   Commercial real estate            --        --      (135)       --        --
                   Consumer loans                   (30)      (24)      (17)      (20 )     (18)
                   Other loans                      (95)      (63)      (31)      (24)       (9)

Recoveries:
                   Residential real estate           41        23        20         1         3
                   Consumer loans                     1         3         2         2         8
- ------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                       (207)     (400)     (466)     (303)      (16)
Central Savings acquisition                          --        --        --     1,100        --
Provision for loan losses, charged to operations    170       705       671       884        83
- ------------------------------------------------------------------------------------------------
Allowance for loan losses, end of year           $2,529    $2,566    $2,261    $2,056    $  375
- ------------------------------------------------------------------------------------------------

Net loans charged off as a percent of average
  loans outstanding during the period              0.08%     0.16%     0.19%     0.13%     0.02%
Allowance for possible loan losses as a percent
  of total loans outstanding at year-end           1.01%     1.02%     0.91%     0.81%     0.38%
Allowance for possible loan losses as a percent
  of non-performing loans                        104.2 %   122.3 %   178.2 %   136.5 %    36.0 %

- ------------------------------------------------------------------------------------------------

Investment Activities

      The Bank believes that investment opportunities in United States Government, corporate and other securities are at times more attractive than the opportunities present in the loan market. As compared to loans, these investments of the Bank are generally shorter-term and hence more liquid, are subject to lower risk of loss, and present an opportunity for appreciation. In addition, these investments often permit the Bank to better match the maturities of its assets and its liabilities.

     The Bank's investment portfolio is managed by its officers in accordance with an investment policy approved by the Bank's Board of Directors. The objectives of that policy are to provide a level of liquidity, earnings and diversification consistent with the exercise of prudent investment judgment. The policy authorizes the senior management of the Bank to make and execute investment decisions and requires that those persons report all investment transactions to the Bank's Board of Directors at each of its regular meetings. In addition, management is required to report all gains or losses on all securities transactions at each meeting of the Bank's Board of Directors. Purchases and sales of securities by the Bank are generally required to be made on a competitive basis and all investments must be permitted by applicable law.

     The Bank invests in a wide variety of securities and obligations, including: Federal funds sold (which are sold only to institutions included on the Bank's internally-prepared approved list of adequately capitalized institutions); commercial paper and bankers' acceptances; United States Treasury and Government agency obligations; United States agency guaranteed and other mortgage-backed securities; investment grade corporate debt securities (generally limited to those rated A or better by Standard & Poor's); mutual funds; and equity securities traded on a national securities exchange or quoted on the NASDAQ System.

     At December 31, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under this method, the Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders' equity until realized. As of December 31, 1995, stockholders' equity included approximately $7.2 million, representing the net unrealized gains on securities available for sale, less applicable income taxes. Prior to December 31, 1993, the Company recorded its investment securities available for sale at the lower of aggregate cost or market value with the net unrealized losses reported in non-interest income as a component of "gains (losses) on securities."

     In the fourth quarter of 1995, the Company adopted the Financial Accounting Standards Board guidelines, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," issued on November 15, 1995. Under these guidelines, the Company was allowed a one-time opportunity to reassess the appropriateness of its FASB 115 investment classifications and reclassify securities from the held to maturity category to the available for sale category, or vice versa. As a result of this reassessment and after thoughtful consideration, the Company reclassified all of its mortgage-backed securities from the held to maturity category to the available for sale category in accordance with the FASB guidelines. The total amortized cost of the securities reclassified was $202.8 million. These securities had total unrealized gains of $3.7 million on the date they were reclassified.

     Under the investment policy management determines the appropriate classification of securities at the time of purchase. Those securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost adjusted for any premiums or discounts.

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other similar factors. Income on debt securities available for sale is accrued and included in interest and dividend income. The specific identification method is used to determine realized gains and losses on sales of securities available for sale which are also reported in non-interest income under the caption "gains (losses) on securities." When a security suffers a loss in value which is considered other than temporary, such loss is recognized by a charge to earnings.

     Investments classified as trading securities are stated at market with unrealized gains or losses included in earnings. Income on debt trading securities is accrued and included in interest and dividend income. All of the Company's mortgage-backed securities are currently classified as available for sale. Prior to the fourth quarter of 1995, mortgage-backed securities were classified as securities held to maturity and stated at cost, which was adjusted for amortization of premiums and accretion of discounts by crediting or charging interest and dividend income over the life of the related securities using a method which approximated the level yield method. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

     At December 31, 1995, the Company's investments, which consists of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $586.8 million, representing 68.7% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

- ------------------------------------------------------------------------------------------------
(In thousands) At December 31,                       1995               1994             1993
- ------------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                      $100,245           $ 22,551         $ 21,498
    Term federal funds                             15,000                 --            5,000
- ------------------------------------------------------------------------------------------------
      Total federal funds sold                    115,245             22,551           26,498
  Money market funds                                7,260                 --            2,747
  Interest-bearing deposits in banks                  941                 --               --
- ------------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                   $123,446           $ 22,551         $ 29,245
- ------------------------------------------------------------------------------------------------
      Percent of total assets                        14.4%               2.7%             3.4%
- ------------------------------------------------------------------------------------------------

(In thousands) At December 31,                       1995               1994             1993
- ------------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                  $    402           $    567         $    815
    Mortgage-backed securities                         --            172,263          115,353
    Other securities                                   --                 --              253
- ------------------------------------------------------------------------------------------------
      Total securities held to maturity               402            172,830          116,421

Securities available for sale: (b)
    U.S. Treasury obligations                     212,115            242,787          282,719
    U.S. Government agency obligations             14,172              6,043            7,496
    Other bonds and obligations                     2,004              1,914            2,024
    Marketable equity securities                   11,290              6,900            8,592
    Mortgage-backed securities                    216,520                 --               --
- ------------------------------------------------------------------------------------------------
      Total securities available for sale         456,101            257,644          300,831

Trading securities: (b)
    U.S. Treasury obligations                          --            112,166          132,819
    Investments in mutual funds                     6,819              3,444           10,350
- ------------------------------------------------------------------------------------------------
      Total trading securities                      6,819            115,610          143,169
- ------------------------------------------------------------------------------------------------
      Total securities                           $463,322           $546,084         $560,421
- ------------------------------------------------------------------------------------------------
      Percent of total assets                       54.2%              64.7%             65.5%
- ------------------------------------------------------------------------------------------------
Total investments                                $586,768           $568,635          $589,666
Total investments as a percent of total assets       68.7%              67.4%             68.9%
- ------------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the carrying value of debt securities held to maturity and available for sale at December 31, 1995 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:


                        Debt Securities Held to Maturity

                                                           Other
                                                           bonds
                                                           and
(Dollars in thousands)                                     obligations (1)      Total
- -----------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                                                   $ 225               $ 225
  Yield                                                     6.02%               6.02%
Maturing after 5 years
but within 10 years
  Amount                                                     124                 124
  Yield                                                     6.47%               6.47%
Maturing after 10 years
but within 15 years
  Amount                                                      53                  53
  Yield                                                    10.98%              10.98%
- -----------------------------------------------------------------------------------------
Total
  Amount                                                   $ 402               $ 402
  Yield                                                     6.81%               6.81%

Average life in years                                       4.75                4.75


                       Debt Securities Available for Sale

                                            U.S.           Other          Mortgage-
                             U. S.          Government     bonds          backed
                             Treasury       agency         and            securities (2)
(Dollars in thousands)       obligations    obligations    obligations                  Total
- ------------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                     $  75,948      $ 6,995          999          $     --     $ 83,942
  Yield                           5.82%        8.00%        4.97%                          5.99%
Maturing after 1
but within 5 years
  Amount                       128,838        6,999          997                38      136,872
  Yield                           6.70%        6.46%        6.35%             5.30%        6.69%
Maturing after 5
but within 10 years
  Amount                         2,985          ---          ---            21,967       24,952
  Yield                           6.47%                                       8.50%        8.26%
Maturing after 10
but within 15 years
  Amount                                                                   189,518      189,518
  Yield                                                                       6.92%        6.92%
- ------------------------------------------------------------------------------------------------
Total
  Amount                      $207,771      $13,994     $  1,996          $211,523     $435,284
  Yield                           6.37%        7.23%        5.66%             7.09%        6.74%
- ------------------------------------------------------------------------------------------------
Average life in years             1.67         2.12         0.76
Average contractual
 maturity in years                                                           12.63

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are shown at their contractual maturity, but are expected to have shorter lives due to scheduled payments and prepayments.

     At December 31, 1995, the Company did not have an investment in any issuer (other than securities of the U.S. government) in excess of 10% of stockholders equity.


Asset/Liability Management

     Due to the volatility of interest rates, managing interest rate risk is important in determining the profitability of the Company.

     Interest rate risk arises from the difference in aggregate balances and repricing dates of interest-earning assets compared to interest-bearing liabilities. These differences, or repricing "gaps", provide an indication of the extent to which net interest income is vulnerable to interest rate fluctuations in future periods.

     The Company attempts to manage the net repricing gaps to maintain what it believes to be the most appropriate balance between earnings and exposure to interest rate fluctuations. It attempts to manage its interest rate gap primarily by lengthening or shortening the maturity structure of the Company's portfolio of securities and other investments.

     The Company closely monitors its one year "gap" position. One year "gap" is the difference between the amount of assets and liabilities repricing over the next twelve months. An institution with more assets maturing in one year than liabilities could experience a decline in net interest income if interest rates declined. Conversely, an institution with more liabilities repricing in one year than assets could experience a decline in net interest income if rates rose. At December 31, 1995, the one-year cumulative gap position was negative at $112.4 million, or approximately 13.2% of total assets.

     The table on the following page sets forth the Company's repricing "gaps" both in terms of dollar volume and as a percentage of total assets.

     The following table details the projected amounts of the Company's interest-sensitive assets and liabilities at December 31, 1995 that are scheduled or assumed to mature or reprice during the time periods indicated. All assets and liabilities shown are at amortized cost or book value, exclusive of the effects of SFAS No. 115, with the exception of trading securities which are stated at market.

         Interest Rate Sensitivity Gap Analysis - At December 31, 1995

                                   0 - 6     6 - 12     1 - 3     3 - 5     Over 5    Total
(In thousands)                     Months    Months     Years     Years     Years     Amount
- ---------------------------------------------------------------------------------------------
Interest sensitive assets:
  Mortgage loans (1)               $  6,912  $  8,638  $ 32,243  $  6,276  $166,534  $220,603
  Other loans                        24,523     1,360       914       513     1,272    28,582
- ---------------------------------------------------------------------------------------------
  Total loans                        31,435     9,998    33,157     6,789   167,806   249,185
  Securities held to maturity           402       ---       ---       ---       ---       402
  Securities available for sale:
    mortgage-backed securities (2)      ---       ---        38       ---   211,485   211,523
    other                            62,323    29,973    97,119    39,715     2,985   232,115
  Trading securities                  6,819       ---       ---       ---       ---     6,819
  Short term investments            117,505       ---       ---       ---       ---   117,505
  Federal funds sold                  5,000       ---       ---       ---       ---     5,000
  Interest bearing deposits in
    banks                               ---       ---       941       ---       ---       941
- ---------------------------------------------------------------------------------------------
  Total interest sensitive assets   223,484    39,971   131,255    46,504   382,276   823,490
  Non-interest earning assets           ---       ---       ---       ---    31,052    31,052
- ---------------------------------------------------------------------------------------------
  Total Assets                     $223,484  $ 39,971  $131,255  $ 46,504  $413,328  $854,542
- ---------------------------------------------------------------------------------------------
Interest sensitive liabilities:
  NOW accounts                     $ 51,197  $    ---  $    ---  $    ---  $    ---  $ 51,197
  Regular savings and
    special notice accounts (3)      32,892    30,220    80,000    45,000   142,118   330,230
  Money market accounts              26,368       ---       ---       ---       ---    26,368
  Time certificates of deposit      127,848   106,385    90,615     6,558       651   332,057
  Escrow deposits of borrowers          992       ---       ---       ---       ---       992
- ---------------------------------------------------------------------------------------------
Total rate sensitive liabilities    239,297   136,605   170,615    51,558   142,769   740,844
    Non-interest bearing
      liabilities                       ---       ---       ---       ---    22,881    22,881
    Stockholders' equity                ---       ---       ---       ---    90,817    90,817
- ---------------------------------------------------------------------------------------------
Total liabilities and
    Stockholder's equity           $239,297  $136,297  $170,615  $ 51,558  $256,467  $854,542
- ---------------------------------------------------------------------------------------------
Period Repricing Difference
   (Period Gap)                     (15,813)  (96,634)  (39,360)   (5,054)  239,507    82,646
Cumulative Repricing Difference
   (Cumulative Gap)                 (15,813) (112,447) (151,807) (156,861)   82,646
Cumulative Gap as a
   Percentage of Total Assets          -1.9%    -13.2%    -17.8%    -18.4%      9.7%
- ---------------------------------------------------------------------------------------------

(1) Fixed rate mortgage loan amounts are accumulated as if the entire balance came due on the last contractual payment date and adjustable rate mortgage loan amounts are accumulated as if the entire balance came due on the repricing date. Accordingly, these amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.
(2) Based upon contractual maturity, but lives are expected to be shorter. Assumes no principal amortization or prepayments.
(3) Based on an historical analysis of runoff of regular savings and special notice accounts (SNAs) at various levels at which short term rates exceed savings rates. This analysis anticipates moderate increases in short-term rates during 1996.

Deposits and Other Sources of Funds

     General. Deposits have been the primary source of funds of the Bank for making investments and loans. In addition to deposits, the Bank's other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales or maturities of securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank's fourteen conveniently located banking offices, customers can access accounts through the Bank's ATM network. The Bank is a member of the Transaxion ("TX"), New York Cash Exchange ("NYCE") and CIRRUS System, Inc. ("CIRRUS") networks which allow access to ATMs in over 100,000 locations worldwide.

     Deposits. A substantial amount of the Bank's deposits are derived from customers who live or work within the Bank's market area. The Bank does not solicit deposits through any outside agents. The Bank's deposits consist of regular, silver and smart savings accounts, special notice accounts, NOW and Super NOW accounts, business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.

     The Bank's deposits declined by $6.0 million in the past year, from $759.7 million at December 31, 1994 to $753.7 million at December 31, 1995, a modest decline considering the performance of the financial markets and mutual funds which were fierce competitors for the savers' dollars. The composition of the Bank's deposits continued to shift in 1995, as it did in 1994, from savings to higher yielding time certificates of deposit. The Bank has maintained flat regular savings account deposit rates in 1995 and 1994 while selectively increasing rates on certificates of deposit. This strategy has helped to minimize the effect of rising interest rates on the Company's net interest margin. However, the strategy has also helped to encourage a shift from savings to time certificates of deposit during this period. During 1995, the Bank's total savings deposits, including money market accounts, declined $101.8 million, from $458.4 million at December 31, 1994 to $356.6 million at December 31, 1995, while its certificates of deposit increased $96.6 million, from $235.4 million at year end 1994 to $332.0 million at year end 1995.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc.

     The Company did not have any borrowed funds in 1995. Borrowed funds averaged $159,000, and $167,000 during the years ended December 31, 1994, and 1993, respectively. The highest month end balance of the Company's total borrowings during the years ended December 31, 1994, and 1993 were $228,000 and $245,000, respectively.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,             1995                   1994               1993
- ------------------------------------------------------------------------------------------------
                                               Percent              Percent              Percent
                                                 of                   of                   of
                                     Amount   Deposits    Amount   Deposits    Amount   Deposits
Demand and NOW
  NOW                                $ 51,197    6.79%    $ 53,428    7.03%    $ 52,385    6.84%
  Demand accounts
   (non interest-bearing)              15,216    2.02       14,068    1.85       12,215    1.59
                                      -------   -----       ------   -----      -------   -----
    Total demand and NOW               66,413    8.81       67,496    8.88       64,600    8.43

Savings:
  Regular savings and
    special notice accounts           330,230   43.82      430,143   56.62      500,158   65.26
  Money market accounts                26,368    3.50       28,258    3.72       36,655    4.78
                                      -------   -----      -------   -----      -------   -----
    Total savings                     356,598   47.32      458,401   60.34      536,813   70.04

Time Certificates of deposit:
  Fixed rate certificates             274,684   36.45      187,319   24.66      125,229   16.34
  Variable rate certificates           57,373    7.61       48,102    6.33       41,593    5.43
                                      -------   -----      -------   -----      -------   -----
    Total time certificates
      of deposit                      332,057   44.06      235,421   30.99      166,822   21.77

Deposit acquisition premium,
  net of amortization                  (1,411)   (.19)      (1,642)   (.21)      (1,872)   (.24)
                                      -------   -----      -------   -----      -------    ----

    Total deposits                   $753,657  100.00%    $759,676  100.00%    $766,363  100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     1995                 1994                1993
- ------------------------------------------------------------------------------------------------

                                     Average   Average    Average   Average    Average   Average
                                     Balance    Rate      Balance     Rate     Balance     Rate

NOW accounts                        $ 51,301   1.27%     $ 52,884    1.29%    $ 53,503     1.53%
Demand (non interest-bearing)
   accounts                           13,645     --        13,166      --       12,928      --
Money market accounts                 28,052   3.29        31,795    2.70       40,850     2.64
Regular savings and
   special notice accounts           359,397   3.59       482,220    3.34      476,441     3.71
Time certificates of deposit         300,141   5.78       186,222    4.57      184,526     4.29
                                     -------  -----       -------   -----      -------    -----
                                    $752,536   4.11%     $766,287    3.41%    $768,248     3.58%

Investment Management and Trust Services

     In 1992, the Bank acquired a trust division as part of its Central Savings Bank acquisition. The Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 1995 the Trust Division had approximately $25.3 million (market value) of assets in custody and under management.

Savings Bank Life Insurance

     In 1990 and prior periods, the Bank issued and sold life insurance through its Savings Bank Life Insurance ("SBLI") department. As required by Massachusetts law, the assets, reserves and earnings of the Bank's SBLI department were held solely for policyholders and were segregated from the Bank's assets. The Bank is not liable for any obligations of its SBLI department.

     As of December 31, 1990, the Bank discontinued offering savings bank life insurance to its customers.

     On December 31, 1991, SBLI was demutualized by legislation enacted in December, 1990. In connection with this reorganization the newly chartered SBLI Company distributed stock to the SBLI issuing banks in direct proportion to the outstanding assets and liabilities of their SBLI departments. During the first quarter of 1992, the Company recognized non-interest income of $253,000 resulting from this distribution of stock.

Competition

     The Bank faces substantial competition both in originating loans and in attracting deposits. Competition in originating loans comes primarily from other thrift institutions, commercial banks, credit unions and mortgage banking companies. The Bank competes for loans principally on the basis of interest rates and loan fees, the types of loans originated and the quality of services provided to borrowers.

     In attracting deposits, the Bank's primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions located in its market area. The Bank's attraction and retention of deposits depend on its ability to provide investment opportunities that satisfy the requirements of customers with respect to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. The Bank competes for these deposits by offering competitive rates, convenient branches and ATM locations and convenient business hours.

Supervision and Regulation

     The Bank is in a heavily regulated industry. As a Massachusetts- chartered savings bank whose deposits are insured by the FDIC and The Depositors Insurance Fund, the Bank is subject to regulation, supervision and examination by federal and state regulatory authorities, including, but not limited to the FDIC, the Massachusetts Commissioner of Banks and The Depositors Insurance Fund. This Federal and State regulation is for the benefit of borrowers, depositors and the respective deposit insurance funds and is not for the benefit of the Bank, the Company or its stockholders.

     The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, fair lending, fair credit reporting, real estate settlement procedures, funds availability, disclosure to consumers and financial accounting, reporting and recordkeeping. In the event the Bank did not operate in accordance with FDIC statutes, regulations or policies, the FDIC has authority to terminate insurance of the Bank's deposit accounts and the FDIC and the Commissioner of Banks have authority to impose other sanctions for such non-compliance. For a discussion of the Bank's capital adequacy, see the heading "Liquidity and Capital Resources" appearing in the Company's 1995 Annual Report to Stockholders, which is incorporated herein by reference.

     In addition, as a bank holding company, the Company is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System and is subject to statutes, regulations and policies relating to, among other things, mergers, acquisitions and changes in controlling ownerships, non-bank activities and subsidiaries, capital adequacy, the payment of dividends, the tying of the sale or pricing of products or services of bank and nonbank subsidiaries, and the provision of financial and managerial support of its subsidiary bank.

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made significant changes in federal laws governing depository institutions and the FDIC. Among other changes, FDICIA requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that do not meet applicable regulatory capital requirements. In addition, FDICIA prohibits state chartered banks from engaging, as principals, in activities such as equity investments and insurance underwriting, which are not permissible for national banks, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund and the state bank is in compliance with applicable capital standards. An insured state bank, such as MASSBANK, may to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991, which MASSBANK did, and provided further that the aggregate amount of the investment does not exceed 100 percent of the Bank's capital. At December 31, 1995, the Bank had marketable equity securities with a market value of approximately $11.3 million, representing 12.6% of the Bank's equity capital. In addition, FDICIA limits the aggregate amount a bank may lend to its directors, executive officers and principal shareholders and their related interests, prohibits depository institutions that are not well capitalized from accepting brokered deposits without an express waiver from the FDIC, requires uniform disclosures to consumers of the terms of bank deposit accounts, and requires banks to give regulators and bank customers advance notice of branch closings. FDICIA also establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment.

     FDICIA imposes new annual audit and reporting requirements on banking organizations with more than $500 million in total assets. Finally, the FDICIA requires the FDIC and the other Federal bank regulatory agencies to issue regulatory standards to govern various aspects of bank operations including real estate lending, executive compensation, loan documentation, credit underwriting, interest rate risk exposure, and asset growth.

     From time to time the U.S. Congress and the Massachusetts Legislature adopt legislation and the Federal and State bank regulatory agencies issue regulations and policies that may significantly affect the operations of the Bank and the Company. No assurance can be given as to whether additional legislation will be enacted or whether additional regulations or policies will be issued or as to the effect any such legislation, regulations or policies may have on the Bank or the Company.

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 1995, the Bank had 150 full-time employees, including 27 officers, and 65 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has four wholly-owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, Readibank Equipment Corporation and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $11.9 million and $58.9 million, at December 31, 1995, respectively.

     Readibank Equipment Corporation is an office equipment and furniture lessor whose sole lessee is the Bank. Assets of Readibank Equipment Corporation totaled $219 thousand at December 31, 1995.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $639 thousand at December 31, 1995.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of February 29, 1996 are as follows:

Name                           Age        Office

Gerard H. Brandi               47         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

Raymond A. Brearey             59         Vice President of the Bank

David F. Carroll               48         Vice President of the Bank

Reginald E. Cormier            48         Vice President, Treasurer and Chief
                                          Financial Officer of the Company and
                                          the Bank

Donald R. Washburn             52         Senior Vice President of the Bank

Donna H. West                  50         Senior Vice President of the Bank
                                          and Assistant Secretary of the
                                          Company

     Gerard H. Brandi. Mr. Brandi has served in various capacities with MASSBANK since he joined the Bank in 1975 as Vice President of the Lending Division. He served as Senior Vice President from 1978 to 1981, Executive Vice President and Senior Lending Officer from 1981 to 1983, Executive Vice President and Treasurer from 1983 to 1986, and has served as the Bank's President since 1986. Mr. Brandi became Chief Executive Officer in April, 1992, and Chairman in January, 1993.

           Raymond A. Brearey. Mr. Brearey is Vice President and Senior Trust Officer of the Bank. Prior to joining the Bank in 1992, Mr. Brearey was a Senior Trust Officer of the Malden Trust Company in Malden, Massachusetts.

     David F. Carroll. Mr. Carroll has been employed by the Bank since 1983 and has been Vice President of Operations since 1984. He served as Vice President of the Lending Division for a year before becoming Vice President of Operations.

     Reginald E. Cormier. Mr. Cormier joined the Bank as Treasurer in September, 1987 and has served in this capacity until his promotion to Vice President, Treasurer and Chief Financial Officer in January, 1995.

     Donald R. Washburn. Mr. Washburn joined the Bank in 1973 as a Loan Officer. He became an Assistant Vice President in January, 1977 and a Vice President in the Lending Division in June, 1980. Mr. Washburn served as Vice President of the Operations Division from February, 1983 to January, 1984, as Vice President of the Retail Banking Division from January, 1984 to January, 1986 and as Vice President of the Lending Division from January, 1986 until his promotion to Senior Vice President of the Lending Division in June, 1994.

     Donna H. West. Mrs. West has been employed by the Bank since 1979 and has served as Vice President of the Retail Banking Division since October, 1987. Starting at the Bank as an Assistant Branch Manager in 1979, Mrs. West became a Branch Manager in 1981, an Assistant Treasurer and Branch Manager in 1982, an Assistant Treasurer and Regional Branch Administrator in 1984 and an Assistant Vice President and Regional Branch Administrator in 1986. She served in this capacity until her October, 1987 promotion to Vice President of the Retail Banking Division. In June, 1994, Mrs. West was promoted to Senior Vice President of the Retail Banking Division.

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK for Savings is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has thirteen branches and three operations facilities. The Bank owns its main office, two operations facilities and six of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 1995, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                     Owned   Lease       Renewal
                                                     or      Expiration  Option
Location                                             Leased  Date        Through

MAIN OFFICE:  123 Haven Street, Reading, MA           Owned  ----        ----
BRANCH        476 Main Street, Melrose, MA            Owned  ----        ----
 OFFICES:     27 Melrose Street, Towers Plaza,
                 Melrose, MA                         Leased  2004        2014
              370 Main Street, Wilmington, MA         Owned  ----        ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                      Leased  1996        2006
              240 Main Street, Stoneham, MA          Leased  1998        2003
              4110 Mystic Valley Pkwy, Medford, MA   Leased  1996        2001
              296 Chelmsford Street, Chelmsford, MA  Leased  1998        ----
              17 North Road, Chelmsford, MA          Leased  1999        (1)
              45 Broadway Road, Dracut, MA           Leased  2002        ----
              50 Central Street, Lowell, MA           Owned  ----        ----
              755 Lakeview Avenue, Lowell, MA         Owned  ----        ----
              1800 Main Street, Tewksbury, MA         Owned  ----        ----
              203 Littleton Road, Westford, MA        Owned  ----        ----
OPERATIONS
 FACILITIES:    159 Haven Street, Reading, MA         Owned  ----        ----
                169 Haven Street, Reading, MA         Owned  ----        ----
                11 North Road, Chelmsford, MA        Leased  1999        (1)

(1) Bank has option to purchase in year 2000.


Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 1995, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 1995 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG Peat Marwick LLP, contained in the Registrant's 1995 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 45 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

         None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the captions "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

         The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information contained in Note 5 of the Financial Statements under the caption "Loans" in the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements

                                                              Reference to 1995
                                                                Annual Report
                                                               to Stockholders
                                                                   (Pages)


Independent Auditors' Report                                         21
Consolidated balance sheets at December 31,
  1995 and 1994                                                      22
Consolidated statements of income for the three
  years ended December 31, 1995                                      23
Consolidated statements of cash flows for the three
  years ended December 31, 1995                                   24-25
Consolidated statements of changes in stockholders'
  equity for the three years ended December 31,
  1995                                                               26
Notes to consolidated financial statements                        27-45


   2. Financial Statement Schedules

         All schedules are omitted as the required information is either not applicable or is included in the consolidated financial statements or related notes.

   3. Exhibits

  Exhibit No.          Description of Exhibit

     3.1 Restated Certificate of Incorporation of the Registrant - incorporated by reference to Exhibit
                       3.1 of the Registrant's Form S-4 Registration Statement (Reg. No. 33-7916).

     3.2               By-Laws of the Registrant - incorporated by reference to
                       Exhibit 3 of the Registrant's Form 10-Q for the quarter ended September 30, 1991.

     4.1 Shareholder Rights Agreement dated as of January 16, 1990, between the Company and The First National Bank of Boston, as Rights Agent - incorporated herein by reference to the Exhibit to the Company's Current Report on Form 8-K dated as of January 16, 1990.

    10.1 MASSBANK Corp. 1986 Stock Option Plan, as amended - incorporated by reference to Exhibit 28.1 to the Registrant's Form S-8 Registration Statement
                       (Reg. No. 33-11949).

    10.1.2 Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 - incorporated by reference to Exhibit
                       10.1.2 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.1.3 MASSBANK Corp. 1994 Stock Incentive Plan - incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 Registration Statement (Reg. No. 33-82110).

    10.2 MASSBANK for Savings Employees' Stock Ownership Plan and Trust Agreement - incorporated by reference to
                       Exhibit 10.2 of the Registrant's Form S-4 Registration Statement (Reg. No. 33-7916).

    10.2.1 Amendments to the MASSBANK for Savings Employee's Stock Ownership Plan and Trust Agreement - incorporated by reference to Exhibit 10.2.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3               Form of Employment Agreement, as amended, with Gerard H.
                       Brandi - incorporated by reference to Exhibit 10.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1986 and Exhibit 10.3.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 1989.

    10.3.2             Amendment to the Employment Agreement with Gerard H.
                       Brandi - incorporated by reference to Exhibit 10.3.2 of the Registrant's annual report on Form 10-K for the year ended December 31, 1990.

    10.3.3 Second amendment dated as of February 1, 1993 to the Employment Agreement with Gerard H. Brandi - incorporated by reference to Exhibit 10.3.3. to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

  Exhibit No.          Description of Exhibit


    10.3.4 Form of Employment Agreement with Raymond A. Brearey dated June 22, 1992 - incorporated by reference to
                       Exhibit 10.3.4 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.5 First amendment dated as of February 1, 1993 to the Employment Agreement with Raymond A. Brearey - incorporated by reference to Exhibit 10.3.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.6 Second amendment dated as of February 1, 1993 to the Employment Agreement with Raymond A. Brearey - incorporated by reference to Exhibit 10.3.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.7 Form of Employment Agreement with David F. Carroll dated as of February 1, 1993 - incorporated by reference to
                       Exhibit 10.3.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.8 Form of Employment Agreement with Reginald E. Cormier dated as of February 1, 1993 - incorporated by reference to Exhibit 10.3.8 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.9 Form of Employment Agreement with Donald R. Washburn dated as of February 1, 1993 - incorporated by reference to Exhibit 10.3.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.10 Form of Employment Agreement with Donna H. West dated as of February 1, 1993 - incorporated by reference to
                       Exhibit 10.3.10 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.11 Executive Severance Agreement with Gerard H. Brandi dated as of January 18, 1994 incorporated by reference to exhibit 10.3.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.12 Executive Severance Agreement with David F. Carroll dated as of December 23, 1993 incorporated by reference to exhibit 10.3.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.13 Executive Severance Agreement with Reginald E. Cormier dated as of December 23, 1993 incorporated by reference to exhibit 10.3.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.14 Executive Severance Agreement with Donald R. Washburn dated as of December 23, 1993 incorporated by reference to exhibit 10.3.14 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

  Exhibit No.          Description of Exhibit

    10.3.15 Executive Severance Agreement with Donna H. West dated as of December 23, 1993 incorporated by reference to exhibit
                       10.3.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.4 Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi - incorporated by reference to Exhibit 10.4 of Registrant's annual report on Form 10-K for the year ended December 31, 1986.

    11.1 Computation of Per Share Earnings - Computation of primary and fully diluted earnings per share is attached hereto as Exhibit 11.1 to this Annual Report on Form 10-K.

    12 Statement re Computation of Ratios - Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

    13 1995 Annual Report to Stockholders - except for those portions of the 1995 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 1995 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

    22 Subsidiaries of the Registrant - incorporated by reference to Exhibit 22 of the Registrant's Form S-4 Registration Statement (Reg. No. 33-7916).

    23                 Consent of Independent Auditors.

    (b)                Reports on Form 8-K
                       No reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K.

    (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

    (d)                Not applicable.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MASSBANK CORP.


                               /s/Gerard H. Brandi
                               -------------------
                               Gerard H. Brandi
                               Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/Gerard H. Brandi            Chairman, President,
- ----------------------------   Chief Executive Officer and
Gerard H. Brandi               Director                         March 27, 1996




/s/Reginald E. Cormier         Vice President, Treasurer
- ----------------------------    and Chief Financial Officer
Reginald E. Cormier            (Principal Financial and
                                Accounting Officer)              March 27, 1996




/s/Samuel Altschuler           Director                         March 22, 1996
- ----------------------------
Samuel Altschuler



/s/Mathias B. Bedell           Director                         March 28, 1996
- ----------------------------
Mathias B. Bedell



- ----------------------------   Director
Allan S. Bufferd



- ----------------------------   Director
Peter W. Carr



/s/Alexander S. Costello       Director                         March 25, 1996
- ----------------------------
Alexander S. Costello

- ----------------------------   Director
Robert S. Cummings



/s/Robert E. Dyson             Director                         March 25, 1996
- ----------------------------
Robert E. Dyson



/s/Louise A. Hickey            Director                         March 22, 1996
- ----------------------------
Louise A. Hickey



- ----------------------------   Director
Leonard Lapidus



/s/Stephen E. Marshall         Director                         March 26, 1996
- ----------------------------
Stephen E. Marshall



/s/Arthur W. McPherson         Director                         March 22, 1996
- ----------------------------
Arthur W. McPherson



/s/Herbert G. Schurian          Director                        March 22, 1996
- ----------------------------
Herbert G. Schurian



/s/Donald B. Stackhouse         Director                        March 25, 1996
- ----------------------------
Donald B. Stackhouse