Form 10-Q
period 1996-03-31
MASSBANK CORP
filed 1996-05-13
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at April 30, 1996: 2,727,003 shares.

MASSBANK CORP. AND SUBSIDIARIES
FORM 10-Q FOR QUARTER ENDED MARCH 31, 1996
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1996 (unaudited) and December 31, 1995                  3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 1996 and 1995              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 1996 (unaudited)
             and the year ended December 31, 1995                            5

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 1996 and 1995        6  -  7

           Condensed Notes to the Consolidated Financial Statements    8  - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 19



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  20

ITEM 2.  Changes in Securities                                              20

ITEM 3.  Defaults Upon Senior Securities                                    20

ITEM 4.  Submission of Matters to a Vote of Security Holders                20

ITEM 5.  Other Information                                                  20

ITEM 6.  Exhibits and Reports on Form 8-K                                   20


Signature Page                                                              21

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                         March 31,  December 31,
	                                                            1996         1995
                                                        (unaudited)
Assets:
Cash and due from banks                                   $  8,643    $  8,150
Short-term investments (Note 3)                             81,465     117,505
______________________________________________________________________________
    Total cash and cash equivalents                         90,108     125,655
Term federal funds sold                                      5,000       5,000
Interest-bearing deposits in banks                           1,667         941
Securities held to maturity, at amortized cost (Note 4)        172         402
Securities available for sale, at market value (Note 4)    460,367     456,101
Trading securities, at market value                         41,567       6,819
Loans: (Notes 5 and 6)
  Mortgage loans                                           222,250     220,603
  Other loans                                               27,685      28,582
  Less: allowance for possible loan losses                  (2,504)     (2,529)
______________________________________________________________________________
    Net loans                                              247,431     246,656
Premises and equipment                                       4,156       4,226
Real estate acquired through foreclosure                       276         255
Accrued interest receivable                                  6,779       7,280
Other assets                                                 1,399       1,207
______________________________________________________________________________
    Total assets                                          $858,922    $854,542
Liabilities and Stockholders' Equity:
Deposits:
  Demand and NOW                                          $ 65,544    $ 66,413
  Savings                                                  360,003     356,598
  Time certificates of deposit                             341,191     332,057
	 Deposit acquisition premium, net of amortization          (1,354)     (1,411)
______________________________________________________________________________
    Total deposits                                         765,384     753,657
Escrow deposits of borrowers                                 1,098         992
Employee stock ownership plan liability (Note 7)             1,093       1,093
Accrued and deferred income taxes payable                    1,013       4,760
Other liabilities                                            3,081       3,223
______________________________________________________________________________
    Total liabilities                                      771,669     763,725
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                   --          --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,453,327 and
     5,424,671 shares issued, respectively                   5,453       5,425
  Additional paid-in capital                                57,339      56,842
  Retained earnings                                         60,399      58,773
______________________________________________________________________________
                                                           123,191     121,040
  Treasury stock at cost, 2,719,765 and
    2,683,065 shares, respectively                         (37,595)    (36,370)
  Net unrealized gains on securities
    available for sale, net of tax effect                    2,750       7,240
  Common stock acquired by ESOP (Note 7)                    (1,093)     (1,093)
______________________________________________________________________________
    Total stockholders' equity                              87,253      90,817
______________________________________________________________________________
    Total liabilities and stockholders' equity            $858,922    $854,542

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                                 March 31,
(In thousands except share data)                            1996          1995
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,199      $ 4,218
    Other loans                                               646          668
    Mortgage-backed securities                              3,930        3,088
    Securities available for sale                           3,327        4,002
    Trading securities                                        200        1,090
    Federal funds sold                                      1,579          775
    Other investments                                         243            7
______________________________________________________________________________
      Total interest and dividend income                   14,124       13,848
______________________________________________________________________________
Interest expense:
    Deposits                                                8,009        7,188
______________________________________________________________________________
      Total interest expense                                8,009        7,188
______________________________________________________________________________
      Net interest income                                   6,115        6,660
Provision for possible loan losses                             30           70
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                  6,085        6,590
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              218          227
    Gains (losses) on securities, net                         207            4
    Other                                                     192          197
______________________________________________________________________________
      Total non-interest income                               617          428
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,772        1,816
    Occupancy and equipment                                   517          508
    Data processing                                           153          152
    Professional services                                     109          113
    Deposit insurance                                           3          439
    Other                                                     502          493
______________________________________________________________________________
      Total non-interest expense                            3,056        3,521
______________________________________________________________________________
      Income before income taxes                            3,646        3,497
Income tax expense                                          1,423        1,371
______________________________________________________________________________
      Net income                                          $ 2,223      $ 2,126
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,783,426    2,797,212
  Fully diluted                                         2,784,454    2,797,856
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  0.80      $  0.76
  Fully diluted                                              0.80         0.76
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 1996 (unaudited) and the Year Ended December 31, 1995

(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                 ON SECURITIES    COMMON
                                                ADDITIONAL                       AVAILABLE FOR     STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK      TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1994           $ 5,352    $55,609    $51,995    $(33,288)    $(3,915)   $(1,249)    $74,504
  Net income                                --         --      8,759          --          --         --       8,759
  Cash dividends declared
    ($0.73 per share)                       --         --     (1,981)         --          --         --     ( 1,981)
  Net decrease in liability
    to ESOP                                 --         --         --          --          --        156         156
  Amortization of ESOP shares
    committed to be released                --         51         --          --          --         --          51
  Purchase of treasury stock                --         --         --      (3,082)         --         --      (3,082)
  Exercise of stock options
    and related tax benefits                73      1,182         --          --          --         --       1,255
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      11,155         --      11,155
____________________________________________________________________________________________________________________
Balance at December 31, 1995             5,425     56,842     58,773     (36,370)      7,240     (1,093)     90,817
  Net Income                                --         --      2,223          --          --         --       2,223
  Cash dividends declared
    ($0.22 per share)                       --         --       (597)         --          --         --        (597)
  Purchase of treasury stock                --         --         --      (1,225)         --         --      (1,225)
  Exercise of stock options
    and related tax benefits                28        497         --          --          --         --         525
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      (4,490)        --      (4,490)
_____________________________________________________________________________________________________________________
Balance at March 31, 1996              $ 5,453    $57,339    $60,399    $(37,595)    $ 2,750    $(1,093)    $87,253
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                           Three Months Ended
                                                                  March 31,
                                                              1995       1994
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 2,223   $ 2,126
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               107       121
    Amortization of deposit acquisition premium                  57        58
    Amortization of loan valuation premium                       16        16
    Decrease in accrued interest receivable                     501       956
    Decrease in other liabilities                              (142)   (3,031)
    Decrease in accrued and deferred income taxes payable      (560)     (642)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (238)     (277)
    Net trading securities activity                         (34,896)   50,562
    (Gains) losses on securities available for sale            (355)      395
    (Gains) losses on trading securities                        148      (399)
    Increase (decrease) in deferred mortgage loan
      origination fees, net of amortization                      34       (26)
    Decrease in deferred income tax asset, net                   25       342
    Increase in other assets                                   (192)     (521)
    Loans originated for sale                                   (45)       --
    Loans sold                                                  163        --
    Provision for possible loan losses                           30        70
    Provision for losses and writedowns on real estate
      acquired through foreclosure                                8        13
    Increase in escrow deposits of borrowers                    106       283
______________________________________________________________________________
        Net cash provided by (used in) operating
          activities                                        (33,010)   50,046
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                              --   (25,000)
    Purchases of bank certificates of deposit                  (726)       --
    Proceeds from sales of investment securities
      available for sale                                     11,662    23,757
    Proceeds from maturities of investment securities
      held to maturity and available for sale                36,225    10,083
    Purchases of securities available for sale              (10,478)  (32,850)
    Purchases of mortgage-backed securities                 (56,137)   (3,918)
    Principal repayments of mortgage-backed securities        7,578     4,135
    Principal repayments of tax-exempt bonds                      5         4
    Loans originated                                        (12,365)   (4,330)
    Loan principal payments received                         11,363     8,146
    Purchases of premises & equipment                           (37)      (54)
    Proceeds from sale of real estate acquired
      through foreclosure                                        --        26
    Net advances on real estate acquired through
      foreclosure                                                --        (7)
______________________________________________________________________________
        Net cash (used in) investing activities             (12,910)  (20,008)
______________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
                                                          Three Months Ended
                                                                  March 31,
                                                              1996     1995
                                                              ____     ____
                                                              (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                      11,670    (3,955)
    Payments to acquire treasury stock                       (1,225)     (119)
    Issuance of common stock under stock option plan            329        86
    Tax benefit resulting from stock options exercised          196        24
    Dividends paid on common stock                             (597)     (479)
______________________________________________________________________________
      Net cash provided by (used in) financing activities    10,373    (4,443)
______________________________________________________________________________
      Net increase (decrease) in cash and
        cash equivalents                                    (35,547)   25,595
    Cash and cash equivalents at beginning of period        125,655    32,161
______________________________________________________________________________
    Cash and cash equivalents at end of period             $ 90,108  $ 57,756
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest               $  8,005  $  7,188
    Cash paid during the period for taxes, net of refunds     1,762     1,648
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity            (4,490)    3,183
      Decrease in deferred tax assets                            --     2,415
      Decrease in deferred tax liabilities                   (3,212)       --
    Transfers from loans to real estate acquired
      through foreclosure                                        29       272
    Transfers from other assets to securities
      available for sale                                         --        66
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

MASSBANK CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
     The financial condition and results of operations of MASSBANK Corp. (the "Company") essentially reflect the operations of its subsidiary, MASSBANK (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 1996 and December 31, 1995, operating results for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended
March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1995.


(2)  Earnings Per Common Share
     The computation of earnings per common share for the three months ended March 31, 1996 and 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

(3)  Short-Term Investments
     Short-term investments consist of the following:
____________________________________________________________________________________
                                                    At                 At
(In thousands)                               March 31, 1996    December 31, 1995
____________________________________________________________________________________
  Federal funds sold (overnight)                $ 56,991             $100,245
  Term federal funds sold (with original
    maturities of 90 days or less)                    --               10,000
  Money market funds                              24,474                7,260
____________________________________________________________________________________
    Total short-term investments                $ 81,465             $117,505
____________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Investment Securities
     The amortized cost and estimated market value of investment securities are as follows:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At March 31, 1996           Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    172    $     --     $     --    $    172
__________________________________________________________________________________________
    Total securities held to maturity            172          --           --         172
__________________________________________________________________________________________
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations                171,867       2,290          (40)    174,117
    U.S. Government agency obligations        12,896          94         (101)     12,889
    Other bonds and obligations                1,997           6           (1)      2,002
__________________________________________________________________________________________
      Total                                  186,760       2,390         (142)    189,008
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             78,929       1,098         (645)     79,382
    Federal Home Loan Mortgage
      Corporation                            168,684         942       (2,636)    166,990
    Federal National Mortgage
      Association                             11,921         463           --      12,384
    Other                                        624          37           --         661
__________________________________________________________________________________________
      Total mortgage-backed securities       260,158       2,540       (3,281)    259,417
__________________________________________________________________________________________
      Total debt securities                  446,918       4,930       (3,423)    448,425
__________________________________________________________________________________________
  Equity securities                            8,688       3,260           (6)     11,942
__________________________________________________________________________________________
      Total securities available for sale    455,606    $  8,190     $ (3,429)   $460,367
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         4,761
__________________________________________________________________________________________
      Total securities available
        for sale, net                        460,367
__________________________________________________________________________________________
      Total investment securities, net      $460,539
__________________________________________________________________________________________

(4)  Investment Securities (continued)
__________________________________________________________________________________________
                                                            Gross          Gross
(In thousands) At December 31, 1995        Amortized   Unrealized     Unrealized    Market
                                                Cost        Gains         Losses     Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    402      $     --    $     --    $    402
__________________________________________________________________________________________
      Total securities held to maturity          402            --          --         402
__________________________________________________________________________________________
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations                207,771         4,387         (43)    212,115
    U.S. Government agency obligations        13,994           178          --      14,172
    Other bonds and obligations                1,996            10          (2)      2,004
__________________________________________________________________________________________
      Total                                  223,761         4,575         (45)    228,291
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             81,411         2,160         (19)     83,552
    Federal Home Loan Mortgage
      Corporation                            116,500         2,339        (100)    118,739
    Federal National Mortgage
      Association                             12,886           574          --      13,460
    Other                                        726            43          --         769
__________________________________________________________________________________________
      Total mortgage-backed securities       211,523         5,116        (119)    216,520
__________________________________________________________________________________________
      Total debt securities                  435,284         9,691        (164)    444,811
__________________________________________________________________________________________
  Equity securities                            8,354         2,961         (25)     11,290
__________________________________________________________________________________________
      Total securities available for sale    443,638      $ 12,652    $   (189)   $456,101
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        12,463
__________________________________________________________________________________________
      Total securities available
        for sale, net                        456,101
__________________________________________________________________________________________
      Total investment securities, net      $456,503
__________________________________________________________________________________________

(5)  Loans
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                    At                      At
(In thousands                                  March 31, 1996        December 31, 1995
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $214,783               $212,652
  Commercial                                         6,527                  6,975
  Construction                                       1,530                  1,516
_______________________________________________________________________________________
                                                   222,840                221,143
Add:  Premium on loans                                 372                    388
Less: deferred mortgage loan origination fees         (962)                  (928)
_______________________________________________________________________________________
      Total mortgage loans                         222,250                220,603

Other loans:
  Consumer:
    Installment                                      1,849                  1,988
    Guaranteed education                            10,378                 10,420
    Other secured                                    1,845                  2,012
    Home equity lines of credit                     12,671                 13,144
    Unsecured                                          265                    265
_______________________________________________________________________________________
      Total consumer loans                          27,008                 27,829
  Commercial                                           677                    753
_______________________________________________________________________________________
      Total other loans                             27,685                 28,582
_______________________________________________________________________________________
      Total loans                                 $249,935               $249,185
_______________________________________________________________________________________

(6)  Commitments
     At March 31, 1996, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $9,046,000 and commitments under existing home equity lines of credit andother loans of approximately $20,076,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 1996, the Company had a performance standby letter of credit conveyed to others in the amount of $1,093,000 which is also not reflected on the consolidated balance sheet.


(7)  Employee Stock Ownership Plan
     Effective May 28, 1986, the Company established an employee stock ownership plan ("ESOP"). Under the plan, the ESOP has borrowed funds from a third party bank to invest in the Company's common stock. As this obligation will be liquidated primarily through future contributions to the ESOP by the Company, the obligation is reflected as a liability of the Company and a reduction of shareholders' equity on the consolidated balance sheet. As of March 31, 1996 and December 31, 1995, such outstanding liabilities totaled $1,093,000.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 1996

General
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

     MASSBANK Corp.'s (the "Company's") financial condition and results of operations essentially reflect the operations of its subsidiary, MASSBANK
(the "Bank") and the Bank's wholly-owned subsidiaries: Readibank Properties, Inc., Readibank Equipment Corporation, Melbank Investment Corporation and Readibank Investment Corporation.
     The Company's net income depends largely upon net interest income, which is the difference between interest income from loans and investments ("interest-earning assets") and interest expense on deposits and borrowed funds ("interest-bearing liabilities"). Net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition. The Company has consistently maintained positive net interest income. Net income is also affected by the provision for possible loan losses and by the level of non-interest income (including gains or losses on securities), non-interest expenses and income taxes. Each of these major elements of consolidated net income is discussed in succeeding paragraphs.

FINANCIAL CONDITION

     The Company's total assets increased by $4.4 million from $854.5 million at December 31, 1995 to $858.9 million at March 31, 1996. Funding for the asset growth was essentially provided by the growth in deposits.
     The Bank's total deposits increased by $11.7 million during the recent quarter, reaching $765.4 million by quarters end. Total savings and time certificates of deposit increased while demand and NOW account deposits declined slightly.
     Stockholders' equity at March 31, 1996 equalled $87.3 million representing a book value of $31.92 per share, a decrease from $90.8 million representing a book value of $33.13 per share at December 31, 1995. This decrease in stockholders' equity resulted primarily from unrealized depreciation in the market value of the Bank's securities available for sale portfolio due to the volatility of the financial markets in the recent quarter.
     Average earning assets for the first quarter of 1996 were $840.1 million, up from $816.8 million in the first quarter of 1995. Average interest bearing liabilities totaled $757.2 million for the three months ended
March 31, 1996 compared to $755.3 million for the three months ended March 31, 1995.

Loans
     The Bank's loan portfolio increased slightly during the first three months of 1996 from $249.2 million at December 31, 1995 to $249.9 million at March 31, 1996. Loan originations during this period exceeded the level of loan amortization and payoffs in the Bank's portfolio. Loan originations in the first three months of 1996 increased to $12.4 million from $4.3 million in the first three months of 1995, due primarily to an increase in loan demand. The decline in residential mortgage loan rates since the first quarter of 1995 has stimulated loan demand resulting in increased loan originations for the Bank.

Investments
     MASSBANK's total investments consisting of investment securities, term federal funds sold, interest-bearing deposits in banks and other short-term investments increased from $586.8 million at December 31, 1995 to $590.2 million at March 31, 1996. The majority of these investments are in federal funds sold, shorter-term U.S. Treasury and government agency obligations, and fifteen year mortgage-backed securities. Nearly all of the Bank's investment securities are classified as available for sale or trading securities.
     During the first quarter of 1996, the Bank increased its portfolio of mortgage-backed securities by $42.9 million, from $216.5 million at December 31, 1995 to $259.4 million at March 31, 1996, while reducing its portfolio of U.S. Treasury and government agency securities by $39.3 million. The increase in higher yielding longer term mortgage-backed securities will help to improve the yield on the Bank's earning assets. In addition, the Bank's trading securities portfolio increased by $34.7 million in the recent quarter due to the purchase of short-term U.S. Treasury bills. This increase was offset by a comparable reduction in the Bank's short-term investments (primarily federal funds sold).

Deposits
     Deposit accounts of all types have historically been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition, and other market conditions. Management attempts to manage its deposits through selective pricing.
     MASSBANK's total deposits increased by $11.7 million in the first three months of 1996, from $753.7 million at December 31, 1995 to $765.4 million at March 31, 1996.

ASSET QUALITY

     Net loans represented 28.8% of total assets at March 31, 1996 as compared to 28.9% of total assets at December 31, 1995. The Bank's securities and other short-term investments, representing 68.7% of total assets at March 31, 1996, consist primarily of U.S. Treasury and government agency obligations, high quality mortgage-backed securities, federal funds sold and other short-term investments. Investments in marketable equity securities and mutual funds totaled approximately $18.6 million at the end of the recent quarter. At
March 31, 1996, the Bank's loan portfolio consisted of residential mortgages of $215.7 million, commercial mortgages of $6.5 million, consumer loans of $27.0 million and commercial loans of approximately $0.7 million. Non-performing assets were $2.9 million at March 31, 1996 representing 0.33% of total assets. This compares to $2.7 million, or 0.31% of total assets, at December 31, 1995. At March 31, 1996, the Bank's allowance for possible loan losses was $2.5 million, representing 96.8% of non-performing loans and 1.0% of total loans. The Bank believes that its allowance for possible loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions.

Results of Operations for the Three Months Ended
    March 31, 1996 Compared to the Corresponding Period in 1995

General
     For the quarter ended March 31, 1996, MASSBANK Corp. reported consolidated net income of $2,223,000 or $0.80 per share, compared with consolidated net income of $2,126,000 or $0.76 per share for the same quarter of 1995. Earnings results for the first quarter of 1996 were favorably impacted by significantly lower deposit insurance costs, a modest reduction in other non-interest expenses, higher securities gains and a lower provision for possible loan losses. These improvements were partially offset by a decrease in the Company's net interest margin.

Net Interest Income
     Net interest income before provision for possible loan losses totaled $6,115,000 in the first quarter of 1996 compared to $6,660,000 in the comparable quarter of 1995. As detailed in the average balance sheets on the following pages, this is the result of a decline in the Company's net interest margin and interest rate spread. The interest rate spread was 2.49% for the first quarter of 1996 compared to 2.94% for the same quarter of 1995. The net interest margin for the three months ended March 31, 1996 and 1995 was 2.93% and 3.28%, respectively.

Interest and Dividend Income
     Interest and dividend income from loans and investments increased by $276,000 or 2.0% to $14,124,000 for the three months ended March 31, 1996 from $13,848,000 for the same period in 1995. This increase is primarily attributable to an increase in the Company's average earning assets partially offset by a decrease in yield on average earning assets.
     The average total earning assets of the Company increased to $840.1 million in the first quarter of 1996 from $816.8 million for the corresponding quarter of 1995.
     The yield on the Company's average earning assets for the first quarter of 1996 decreased by 6 basis points to 6.74% from 6.80% for the same quarter in 1995. As can be seen from the average balance sheets on the following pages, the decrease in yield on average assets is due in part to a significant decline in short term market rates. The yield on federal funds sold decreased from 5.87% in the first quarter of 1995 to 5.39% in the first quarter of 1996. The yield on the Company's average earning assets was also negatively affected by a decrease in yield on mortgage loans and mortgage-backed securities, primarily the result of new (lower yielding) volume added to the Bank's portfolios during a period of declining mortgage loan rates.

Interest Expense
     Total interest expense increased 11.4% to $8,009,000 for the three months ended March 31, 1996 from $7,188,000 for the three months ended March 31, 1995. This increase was due principally to an increase of 39 basis points in the Company's average cost of funds from 3.86% in the first quarter of 1995 to 4.25% in the first quarter of 1996. Average deposits and borrowed funds increased to $757.2 million in the recent quarter from $755.3 million a year earlier. The Bank has maintained flat regular savings account deposit rates during the 1994-1996 period while selectively increasing rates on certificates of deposit. This strategy has helped to minimize the effect of rising interest rates on the Company's net interest margin. The strategy has also helped to encourage a shift from savings to time certificates of deposit during this period. During the last twelve months, the Bank's total savings deposits, including money market accounts, declined $46.1 million, from $406.1 million at March 31, 1995 to $360.0 million at March 31, 1996, while its certificates of deposit increased $54.2 million, from $287.0 million at March 31, 1995 to $341.2 million at March 31, 1996.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended

                                       March 31, 1996               March 31, 1995
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $117,766  $ 1,579   5.39%   $ 53,537  $   775   5.87%
  Short-term investments (4)       18,003      240   5.36          --       --     --
  Investment securities           212,569    3,366   6.33     261,547    4,041   6.18
  Mortgage-backed securities      228,215    3,930   6.89     172,185    3,088   7.17
  Trading securities               14,321      200   5.62      80,723    1,090   5.43
  Mortgage loans (2)              221,016    4,199   7.60     218,187    4,218   7.73
  Other loans (2)                  28,172      646   9.18      30,646      668   8.79
__________________________________________________            ________________
    Total earning assets          840,062  $14,160   6.74%    816,825  $13,880   6.80%
__________________________________________________________________________________________
Allowance for possible
  loan losses                      (2,539)                     (2,575)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      possible loan losses        837,523                     814,250

Other assets                       18,717                      22,870
__________________________________________________________________________________________
    Total assets                 $856,240                    $837,120
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - Continued
                                                      Three Months Ended

                                       March 31, 1996               March 31, 1995
                                       ______________               ______________
                                   (1)     Interest  Average   (1)     Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,355  $   155   0.97%   $ 64,927  $   164   1.03%
  Savings                         357,018    3,015   3.39     430,186    3,512   3.31
  Time certificates of deposit    335,830    4,839   5.80     260,220    3,512   5.47
__________________________________________________            ________________
    Total deposits                757,203    8,009   4.25     755,333    7,188   3.86

Other liabilities                   7,722                       4,852
__________________________________________________________________________________________
    Total liabilities             764,925                     760,185
__________________________________________________________________________________________
Stockholders' Equity               91,315                      76,935
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $856,240                    $837,120
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,151                       6,692
Less adjustment of tax-exempt
  interest income                               36                          32
__________________________________________________________________________________________
Net interest income                        $ 6,115                     $ 6,660
__________________________________________________________________________________________
Interest rate spread                                 2.49%                       2.94%
__________________________________________________________________________________________
Net interest margin (3)                              2.93%                       3.28%
__________________________________________________________________________________________

(1)  Includes the effects of SFAS No. 115.
(2)  Loans on non-accrual status are included in the average balance.
(3) Annualized net interest income (tax equivalent basis) before provision for possible loan losses divided by average interest-earning assets.
(4) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

Provision for Possible Loan Losses
     Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrowers ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.
     As a result of management's assessment and analysis, the Bank provided $30,000 for potential loan losses during the first quarter of 1996 compared to $70,000 for the same quarter in 1995. Loan charge-offs net of recoveries, were $55,000 and $39,000 for the respective periods. Non-performing assets increased to $2,862,000 as of March 31, 1996 from $2,683,000 as of December 31, 1995. At March 31, 1996 the balance of the allowance for possible loan losses was $2,504,000, compared to $2,529,000 at the end of 1995. This reserve for loan losses remains strong at 96.8% of total non-performing loans.


Non-Performing Assets
                                            March 31,  December 31,  March 31,
(In thousands)                                1996        1995         1995
______________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                           $ 2,586    $ 2,428       $ 1,223
Real estate acquired through foreclosure        276        255           370
______________________________________________________________________________
Total non-performing assets                 $ 2,862    $ 2,683       $ 1,593
______________________________________________________________________________
Allowance for possible loan losses          $ 2,504    $ 2,529       $ 2,597
Allowance as percent of
  non-accrual loans                            96.8%     104.2%        212.3%
Non-accrual loans as percent
  of total loans                                1.03%      0.97%         0.50%
Non-performing assets as percent
  of total assets                               0.33%      0.31%         0.19%


     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. However, the Bank did not have any impaired loans as of March 31, 1996.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains or losses on securities and other non-interest income.
     Non-interest income for the recent quarter was $617,000, up from $428,000 a year ago. The increase is principally due to net gains on securities of $207,000 recorded in the first quarter of 1996 compared to net securities gains of $4,000 recorded in the comparable quarter of 1995.

Non-Interest Expense
     Non-interest expenses for the three months ended March 31, 1996 decreased to $3,056,000 from $3,521,000 for the corresponding period in 1995.
     Non-interest expenses in the recent quarter were favorably affected by a significantly lower deposit insurance expense and a modest reduction in other expenses. The significant decrease in deposit insurance expense results from a reduction in the Federal Deposit Insurance Corporation ("FDIC") deposit insurance rates for well capitalized banks from $0.23 per hundred dollars of deposits paid in the first quarter of 1995 to an annual minimum of $2 thousand paid in the first quarter of 1996.

Income Tax Expense
     The Company and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax. Provisions for deferred income taxes are made as a result of timing differences between financial and income tax methods of accounting.
     The provision for federal and state income taxes increased to $1,423,000 for the three months ended March 31, 1996 from $1,371,000 for the same period in 1995. This increase is due to higher income before taxes partially offset by a modest decrease in the Company's combined effective income tax rate from 39.2% for the first quarter of 1995 to 39.0% for the first quarter of 1996.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflow from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 1996 the Bank had $57.0 million or 6.6% of total assets and $221.9 million or 25.8% of total assets invested respectively in overnight federal funds sold and United States Treasury and Government agency obligations.
     The Bank is an FDIC insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain Tier 1 capital of at least 3% of their total assets. All other banks are required to have Tier 1 capital of 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions generally are expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. At March 31, 1996, the Bank had ratios of Tier 1 capital to total assets of 9.65% and qualifying capital to risk-weighted assets of 35.17% The Company had ratios of Tier 1 capital to total assets of 9.73% and total qualifying capital to risk-weighted assets of 35.44% at March 31, 1996.

Impact of Inflation and Changing Prices
     MASSBANK Corp.'s financial statements presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time, due to the fact that substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 1996, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                               MASSBANK Corp. & Subsidiaries
                                               ______________________________
                                                          (Registrant)




Date    May 13, 1996                               /s/Gerard H. Brandi
        ____________                               ______________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    May 13, 1996                               /s/Reginald E. Cormier
        ____________                               ______________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO