Form 10-Q
period 1996-06-30
MASSBANK CORP
filed 1996-08-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at July 31, 1996: 2,697,110 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1996 (unaudited) and December 31, 1995                   3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 1996 and 1995               4
             and for the six months ended June 30, 1996 and 1995             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1996 (unaudited)
             and the year ended December 31, 1995                            6

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1996 and 1995           7  -  8

           Condensed Notes to the Consolidated Financial Statements          9


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10 - 20



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  21

ITEM 2.  Changes in Securities                                              21

ITEM 3.  Defaults Upon Senior Securities                                    21

ITEM 4.  Submission of Matters to a Vote of Security Holders                21

ITEM 5.  Other Information                                                  21

ITEM 6.  Exhibits and Reports on Form 8-K                                   21


Signature Page                                                              22

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                          June 30,  December 31,
	                                                            1996         1995
                                                        (unaudited)
Assets:
Cash and due from banks                                   $  9,629    $  8,150
Short-term investments (Note 3)                             96,123     117,505
______________________________________________________________________________
    Total cash and cash equivalents                        105,752     125,655
Term federal funds sold                                         --       5,000
Interest-bearing deposits in banks                           1,694         941
Securities held to maturity, at amortized cost                 170         402
Securities available for sale, at market value             497,398     456,101
Trading securities, at market value                          6,616       6,819
Loans: (Note 4)
  Mortgage loans                                           230,758     220,603
  Other loans                                               27,165      28,582
  Less: allowance for possible loan losses                  (2,420)     (2,529)
______________________________________________________________________________
    Net loans                                              255,503     246,656
Premises and equipment                                       4,119       4,226
Real estate acquired through foreclosure                       226         255
Accrued interest receivable                                  7,038       7,280
Other assets                                                 2,018       1,207
______________________________________________________________________________
    Total assets                                          $880,534    $854,542
Liabilities and Stockholders' Equity:
Deposits:
  Demand and NOW                                          $ 66,418    $ 66,413
  Savings                                                  358,585     356,598
  Time certificates of deposit                             354,699     332,057
	 Deposit acquisition premium, net of amortization          (1,296)     (1,411)
______________________________________________________________________________
    Total deposits                                         778,406     753,657
Escrow deposits of borrowers                                   954         992
Employee stock ownership plan liability                      1,093       1,093
Accrued and deferred income taxes payable                       --       4,760
Other liabilities                                           13,884       3,223
______________________________________________________________________________
    Total liabilities                                      794,337     763,725
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                   --          --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,463,625 and
     5,424,671 shares issued, respectively                   5,464       5,425
  Additional paid-in capital                                57,497      56,842
  Retained earnings                                         62,178      58,773
______________________________________________________________________________
                                                           125,139     121,040
  Treasury stock at cost, 2,743,765 and
    2,683,065 shares, respectively                         (38,392)    (36,370)
  Net unrealized gains on securities
    available for sale, net of tax effect                      543       7,240
  Common stock acquired by ESOP                             (1,093)     (1,093)
______________________________________________________________________________
    Total stockholders' equity                              86,197      90,817
______________________________________________________________________________
    Total liabilities and stockholders' equity            $880,534    $854,542

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                                 June 30,
(In thousands except share data)                             1996        1995
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,273      $ 4,146
    Other loans                                               619          752
    Mortgage-backed securities                              4,740        3,137
    Securities available for sale                           3,154        4,004
    Trading securities                                        195          760
    Federal funds sold                                      1,073        1,373
    Other investments                                         336           48
______________________________________________________________________________
      Total interest and dividend income                   14,390       14,220
______________________________________________________________________________
Interest expense:
    Deposits                                                8,139        7,680
______________________________________________________________________________
      Total interest expense                                8,139        7,680
______________________________________________________________________________
      Net interest income                                   6,251        6,540
Provision for possible loan losses                             35           40
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                  6,216        6,500
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              238          233
    Gains (losses) on securities, net                         211           35
    Other                                                     275          341
______________________________________________________________________________
      Total non-interest income                               724          609
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,792        1,832
    Occupancy and equipment                                   484          500
    Data processing                                           152          153
    Professional services                                      97          118
    Deposit insurance                                           3          440
    Other                                                     502          514
______________________________________________________________________________
      Total non-interest expense                            3,030        3,557
______________________________________________________________________________
      Income before income taxes                            3,910        3,552
Income tax expense                                          1,540        1,383
______________________________________________________________________________
      Net income                                          $ 2,370      $ 2,169
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,754,461    2,789,240
  Fully diluted                                         2,754,461    2,793,671
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  0.86      $  0.78
  Fully diluted                                              0.86         0.78
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                             Six months ended
                                                                 June 30,
(In thousands except share data)                             1996        1995
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 8,472      $ 8,364
    Other loans                                             1,265        1,420
    Mortgage-backed securities                              8,670        6,225
    Securities available for sale                           6,481        8,006
    Trading securities                                        395        1,850
    Federal funds sold                                      2,652        2,148
    Other investments                                         579           55
______________________________________________________________________________
      Total interest and dividend income                   28,514       28,068
______________________________________________________________________________
Interest expense:
    Deposits                                               16,148       14,868
______________________________________________________________________________
      Total interest expense                               16,148       14,868
______________________________________________________________________________
      Net interest income                                  12,366       13,200
Provision for possible loan losses                             65          110
______________________________________________________________________________
      Net interest income after provision for
      possible loan losses                                 12,301       13,090
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              456          460
    Gains (losses) on securities, net                         418           39
    Other                                                     467          538
______________________________________________________________________________
      Total non-interest income                             1,341        1,037
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          3,564        3,648
    Occupancy and equipment                                 1,001        1,008
    Data processing                                           305          305
    Professional services                                     206          231
    Deposit insurance                                           6          879
    Other                                                   1,004        1,007
______________________________________________________________________________
      Total non-interest expense                            6,086        7,078
______________________________________________________________________________
      Income before income taxes                            7,556        7,049
Income tax expense                                          2,963        2,754
______________________________________________________________________________
      Net income                                          $ 4,593      $ 4,295
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,768,944    2,793,204
  Fully diluted                                         2,769,458    2,795,752
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  1.66      $  1.54
  Fully diluted                                              1.66         1.54
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 1996 (unaudited) and the Year Ended December 31, 1995

(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                  ON SECURITIES		COMMON
                                                ADDITIONAL                       AVAILABLE FOR   STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK     TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1994           $ 5,352    $55,609    $51,995    $(33,288)    $(3,915)   $(1,249)    $74,504
  Net income                                --         --      8,759          --          --         --       8,759
  Cash dividends paid
    ($0.73 per share)                       --         --     (1,981)         --          --         --     ( 1,981)
  Net decrease in liability
    to ESOP                                 --         --         --          --          --        156         156
  Amortization of ESOP shares
    committed to be released                --         51         --          --          --         --          51
  Purchase of treasury stock                --         --         --      (3,082)         --         --      (3,082)
  Exercise of stock options
    and related tax benefits                73      1,182         --          --          --         --       1,255
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                 --         --         --          --      11,155         --      11,155
____________________________________________________________________________________________________________________
Balance at December 31, 1995             5,425     56,842     58,773     (36,370)      7,240     (1,093)     90,817
  Net Income                                --         --      4,593          --          --         --       4,593
  Cash dividends paid
    ($0.44 per share)                       --         --     (1,188)         --          --         --      (1,188)
  Purchase of treasury stock                --         --         --      (2,022)         --         --      (2,022)
  Exercise of stock options
    and related tax benefits                39        655         --          --          --         --         694
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      (6,697)        --      (6,697)
_____________________________________________________________________________________________________________________
Balance at June 30, 1996               $ 5,464    $57,497    $62,178    $(38,392)    $   543    $(1,093)    $86,197
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                           Six Months Ended
                                                                  June 30,
                                                              1996       1995
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 4,593   $ 4,295
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               215       241
    Amortization of deposit acquisition premium                 115       116
    Amortization of loan valuation premium                       32        32
    Decrease in accrued interest receivable                     242       407
    Increase in other liabilities                               661       553
    Decrease in accrued and deferred income taxes payable      (945)     (513)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (501)     (565)
    Net trading securities activity                              10    79,808
    (Gains) losses on securities available for sale            (611)     (510)
    (Gains) losses on trading securities                        193       422
    Increase (decrease) in deferred mortgage loan
      origination fees, net of amortization                     113       (42)
    Decrease in current and deferred income tax asset, net      236       399
    Increase in other assets                                   (103)     (316)
    Loans originated for sale                                  (145)     (214)
    Loans sold                                                  208       214
    Provision for possible loan losses                           65       110
    Provision for losses and writedowns on real estate
      acquired through foreclosure                               40        19
    (Decrease) increase in escrow deposits of borrowers         (38)       84
______________________________________________________________________________
        Net cash provided by operating activities             4,380    84,540
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                              --   (40,000)
    Proceeds from maturities of term federal funds            5,000    15,000
    Purchases of bank certificates of deposit                  (753)       --
    Proceeds from sales of investment securities
      available for sale                                     14,323    36,312
    Proceeds from maturities of investment securities
      held to maturity and available for sale                51,225    28,147
    Purchases of securities available for sale              (24,499)  (44,889)
    Purchases of mortgage-backed securities                (100,708)  (18,687)
    Principal repayments of mortgage-backed securities       18,242     8,969
    Principal repayments of tax-exempt bonds                      8         9
    Loans originated                                        (33,286)   (9,227)
    Loan principal payments received                         24,006    17,570
    Purchases of premises & equipment                          (108)     (225)
    Proceeds from sales of real estate acquired
      through foreclosure                                       149        80
    Net advances on real estate acquired through
      foreclosure                                                --       (7)
______________________________________________________________________________
        Net cash (used in) investing activities              (46,401)  (6,948)
______________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
                                                          Six Months Ended
                                                                  June 30,
                                                              1996       1995
                                                              ____       ____
                                                               (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                      24,634   (12,107)
    Payments to acquire treasury stock                       (2,022)   (1,644)
    Issuance of common stock under stock option plan            480       257
    Tax benefit resulting from stock options exercised          214        85
    Dividends paid on common stock                           (1,188)     (958)
______________________________________________________________________________
      Net cash provided by (used in) financing
         activities                                          22,118   (14,367)
______________________________________________________________________________
      Net increase (decrease) in cash and
         cash equivalents                                   (19,903)   63,225
    Cash and cash equivalents at beginning of period        125,655    32,161
______________________________________________________________________________
    Cash and cash equivalents at end of period             $105,752   $95,386
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                $16,139   $14,869
    Cash paid during the period for taxes, net of refunds     3,458     2,735
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity            (6,697)    6,366
      Decrease in deferred tax assets                            --     4,832
      Decrease in deferred tax liabilities                   (4,759)       --
    Transfers from loans to real estate acquired
      through foreclosure                                       160       410
    Transfers from other assets to securities
      available for sale                                         --        66
    Securities purchases with a July 1996
      settlement date                                        10,000        --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 1996 and December 31, 1995, and its operating results for the three and six months ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Earnings Per Common Share
     The computation of earnings per common share for the three and six months ended June 30, 1996 and 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                    At                 At
(In thousands)                                June 30, 1996    December 31, 1995
________________________________________________________________________________
  Federal funds sold (overnight)                $ 81,343             $100,245
  Term federal funds sold (with original
    maturities of 90 days or less)                    --               10,000
  Money market funds                              14,780                7,260
________________________________________________________________________________
    Total short-term investments                $ 96,123             $117,505
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.


(4)  Commitments
     At June 30, 1996, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $2,765,000 and commitments under existing home equity lines of credit and other loans of approximately $19,957,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 1996, the Company had a performance standby letter of credit conveyed to others in the amount of $1,093,000 which is also not reflected on the consolidated balance sheet.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 1996

GENERAL
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report.

     For the quarter ended June 30, 1996, MASSBANK Corp. reported record consolidated net income of $2,370,000 or $0.86 per share. These results represent increases of 9.3% and 10.3%, respectively, from the $2,169,000 in consolidated net income and $0.78 per share earned in 1995's second quarter.

     The annualized return on average assets for the recent quarter increased to 1.10% from 1.04% for the comparable quarter of 1995. In addition, the Company improved its return on average realized equity for the second quarter of 1996 to 11.16% from 10.78% in the same quarter of 1995.

     For the six months ended June 30, 1996, the Company reported consolidated net income of $4,593,000 or $1.66 per share, up from $4,295,000 or $1.54 per share earned in the first six months of 1995.

     MASSBANK Corp.'s increased earnings for the second quarter and year-to-date period can be attributed to a decrease in non-interest expense, due primarily to a sharp decline in deposit insurance premiums, and an increase in net gains on securities. These improvements were partially offset by a decrease in net interest income.

     Net interest income declined 4.4% to $6,251,000 from $6,540,000 when compared to the second quarter of 1995 and 6.3% to $12,366,000 from $13,200,000 when compared to the six months ended June 30, 1995. This decrease was due primarily to a decrease in the Company's net interest margin partially offset by an increase in the Company's average earning assets. The Company's net interest margin of 2.98% for the quarter and 2.96% for the year-to-date period decreased from 3.21% and 3.24%, respectively, for the same periods in the prior year. Average earnings assets for the second quarter of 1996 increased to $843.3 million from $819.6 million in the corresponding quarter of 1995. For the first six months of 1996 the Company's average earning assets were $841.7 million, up from $818.2 million in the first half of 1995.

     MASSBANK Corp.'s provision for loan losses was $35,000 for the recent quarter and $65,000 year-to-date. This compares favorably with $40,000 and $110,000, respectively, for the corresponding periods in 1995. Non-performing assets were $2,588,000 or 0.29% of total assets at June 30, 1996. At June 30, 1996, the allowance for loan losses was $2,420,000 representing 102% of non-performing loans.

     The Company had total assets of $880.5 million at June 30, 1996, an increase of $26.0 million over total assets reported at December 31, 1995. Total deposits at June 30, 1996 were $778.4 million, up $24.7 million from year end 1995. Stockholders' equity at June 30, 1996 equalled $86.2 million representing a book value of $31.69 per share, a decrease from $90.8 million representing a book value of $33.13 per share at December 31, 1995. This decrease in stockholders' equity resulted primarily from unrealized depreciation in the market value of the Bank's securities available for sale portfolio due to the rise in interest rates in the last six months.

    A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at June 30, 1996 and December 31, 1995 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At June 30, 1996            Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    170    $     --     $     --    $    170
__________________________________________________________________________________________
    Total securities held to maturity       $    170    $     --     $     --    $    170
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $169,931    $  1,378     $   (128)   $171,181
    U.S. Government agency obligations        11,897          46         (136)     11,807
    Other bonds and obligations                  998           3           --       1,001
__________________________________________________________________________________________
      Total                                  182,826       1,427         (264)    183,989
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             75,290         469         (965)     74,794
    Federal Home Loan Mortgage
      Corporation                            217,531         613       (4,163)    213,981
    Federal National Mortgage
      Association                             10,834         368           --      11,202
    Other                                        518          23           --         541
__________________________________________________________________________________________
      Total mortgage-backed securities       304,173       1,473       (5,128)    300,518
__________________________________________________________________________________________
      Total debt securities                  486,999       2,900       (5,392)    484,507
__________________________________________________________________________________________
  Equity securities                            9,393       3,515          (17)     12,891
__________________________________________________________________________________________
      Total securities available for sale    496,392    $  6,415     $ (5,409)   $497,398
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         1,006
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $497,398
__________________________________________________________________________________________

      Trading securities                    $  6,834                             $  6,616
__________________________________________________________________________________________

INVESTMENT SECURITIES (continued)
__________________________________________________________________________________________
                                                            Gross          Gross
(In thousands) At December 31, 1995        Amortized   Unrealized     Unrealized    Market
                                                Cost        Gains         Losses     Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    402      $     --    $     --    $    402
__________________________________________________________________________________________
      Total securities held to maturity     $    402      $     --    $     --    $    402
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $207,771      $  4,387    $    (43)   $212,115
    U.S. Government agency obligations        13,994           178          --      14,172
    Other bonds and obligations                1,996            10          (2)      2,004
__________________________________________________________________________________________
      Total                                  223,761         4,575         (45)    228,291
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             81,411         2,160         (19)     83,552
    Federal Home Loan Mortgage
      Corporation                            116,500         2,339        (100)    118,739
    Federal National Mortgage
      Association                             12,886           574          --      13,460
    Other                                        726            43          --         769
__________________________________________________________________________________________
      Total mortgage-backed securities       211,523         5,116        (119)    216,520
__________________________________________________________________________________________
      Total debt securities                  435,284         9,691        (164)    444,811
__________________________________________________________________________________________
  Equity securities                            8,354         2,961         (25)     11,290
__________________________________________________________________________________________
      Total securities available for sale    443,638      $ 12,652    $   (189)   $456,101
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        12,463
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $456,101
__________________________________________________________________________________________

      Trading securities                    $  6,834                              $  6,819
__________________________________________________________________________________________

INVESTMENT SECURITIES (Continued)

     The amortized cost and estimated market value of debt securities by contractual maturity at June 30, 1996 and December 31, 1995 are as follows:
                                                              June 30, 1996
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 65,943   $ 66,324      $     --    $    --
After 1 year through 5 years                   112,897    113,741            --         --
After 5 years through 10 years                   3,986      3,924           118        118
After 10 years through 15 years                     --         --            52         52
                                              ________    _______      ________    _______
                                               182,826    183,989           170        170
Mortgage-backed securities                     304,173    300,518            --         --
                                              ________    _______      ________    _______
                                              $486,999   $484,507      $    170    $   170

                                                             December 31, 1995
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 83,942   $ 84,351      $   225     $   225
After 1 year through 5 years                   136,834    140,792           --          --
After 5 years through 10 years                   2,985      3,148          124         124
After 10 years through 15 years                     --         --           53          53
                                              ________    _______       ______      ______
                                               223,761    228,291          402         402
Mortgage-backed securities                     211,523    216,520           --          --
                                              ________    _______       ______      ______
                                              $435,284   $444,811      $   402     $   402


     Investment securities consisting of securities held to maturity, securities available for sale and trading securities increased $40.9 million from December 31, 1995 to $504.2 million at June 30, 1996. The increase was primarily in higher yielding 15 year mortgage-backed securities designated as available for sale. Rising interest rates during the first half of 1996 eroded the market value of the Company's debt securities. At June 30, 1996 the Company's portfolio of debt securities available for sale had net unrealized losses of $2.5 million compared to net unrealized gains of $9.5 million at December 31, 1995.

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                    At                      At
(In thousands                                   June 30, 1996        December 31, 1995
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $223,755               $212,652
  Commercial                                         6,484                  6,975
  Construction                                       1,204                  1,516
_______________________________________________________________________________________
                                                   231,443                221,143
Add:  Premium on loans                                 356                    388
Less: deferred mortgage loan origination fees       (1,041)                  (928)
_______________________________________________________________________________________
      Total mortgage loans                         230,758                220,603

Other loans:
  Consumer:
    Installment                                      1,890                  1,988
    Guaranteed education                             9,953                 10,420
    Other secured                                    2,075                  2,012
    Home equity lines of credit                     12,320                 13,144
    Unsecured                                          262                    265
_______________________________________________________________________________________
      Total consumer loans                          26,500                 27,829
  Commercial                                           665                    753
_______________________________________________________________________________________
      Total other loans                             27,165                 28,582
_______________________________________________________________________________________
      Total loans                                 $257,923               $249,185
_______________________________________________________________________________________

     The Bank's loan portfolio increased during the first six months of 1996 principally in the residential 1-4 family category as loan originations during this period exceeded loan amortization and payoffs. Loan originations in the first half of 1996 increased to $33.4 million from $9.4 million in the corresponding period of 1995. Lower residential mortgage loan rates in the first six months of 1996 when compared to the first six months of 1995 stimulated loan demand which resulted in loan growth for the Bank.

NON-PERFORMING ASSETS
                                            June 30,   December 31,   June 30,
(In thousands)                                1996        1995         1995
______________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                           $ 2,362    $ 2,428       $ 1,520
Real estate acquired through foreclosure        226        255           430
______________________________________________________________________________
Total non-performing assets                 $ 2,588    $ 2,683       $ 1,950
______________________________________________________________________________
Allowance for possible loan losses          $ 2,420    $ 2,529       $ 2,568
Allowance as percent of
  non-accrual loans                           102.5 %    104.2 %       169.0 %
Non-accrual loans as percent
  of total loans                                0.92%      0.97%         0.63%
Non-performing assets as percent
  of total assets                               0.29%      0.31%         0.23%
______________________________________________________________________________

     The Bank does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on nonaccural status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees. Non-performing assets decreased slightly from December 31, 1995 to June 30, 1996 as noted in the table above. The principal balance of non-accrual loans was $2.4 million, or less than 1% of total loans and real estate acquired through foreclosure was $226 thousand at June 30, 1996. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of June 30, 1996.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for possible loan losses is as follows:
                                                              Six Months Ended
                                                                  June 30,
                                                            1996           1995
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                              $ 2,529       $ 2,566
Provision for loan losses                                        65           110
Recoveries of loans previously charged-off                        5            42
Less:  Charge-offs                                             (179)         (150)
_________________________________________________________________________________

Balance at end of period                                    $ 2,420       $ 2,568
_________________________________________________________________________________


     Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may effect the borrowers ability to pay and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At June 30, 1996 the balance of the allowance for possible loan losses was $2,420,000 representing 102.5% of total non-performing loans.  Management believes that the allowance for possible loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $24.7 million or 3.3% to $778.4 million at June 30, 1996 from $753.7 million at December 31, 1995.

     The composition of the Bank's total deposits at the dates shown are summarized as follows:

                                                   June 30,       December 31,
                                                     1996             1995
______________________________________________________________________________
                                                         (In thousands)
Demand and NOW                                     $ 66,418        $ 66,413
Savings and money market accounts                   358,585         356,598
Time certificates of deposit                        354,699         332,057
Deposit acquisition premium,
  net of amortization                                (1,296)         (1,411)
________________________________________________________________________________

    Total deposits                                 $778,406        $753,657
________________________________________________________________________________

RESULTS OF OPERATIONS

COMPARISON OF THREE AND SIX MONTHS ENDED
JUNE 30, 1996 AND 1995

INTEREST AND DIVIDEND INCOME
     Interest and dividend income from loans and investments increased by $170,000 to $14,390,000 for the three months ended June 30, 1996 from $14,220,000 for the three months ended June 30, 1995. This increase is primarily attributable to a $23.7 million increase in the Company's average earning assets partially offset by a decrease in yield on average earning assets.

     The Company's average total earning assets increased to $843.3 million in the second quarter of 1996 from $819.6 million in the corresponding quarter of 1995. The yield on the Company's average earning assets for the second quarter of 1996 decreased 11 basis points to 6.84% from 6.95% for the same quarter in 1995. The decrease in the yield on average earning assets when compared to the second quarter of 1995 reflects the reinvestment of securities at lower yields, a decrease in yield on overnight federal funds sold and other similar short-term investments and the downward repricing of adjustable rate real estate loans, home equity lines of credit, and other loans. In addition, the Bank was originating new loans at rates lower than the prior year.

    Interest and dividend income from loans and investments increased to $28,514,000 for the six months ended June 30, 1996 from $28,068,000 for the six months ended June 30, 1995. This increase is attributable to an increase of $23.5 million in the Company's average earning assets partially offset by a decrease in yield on average earning assets.

     The Company's total average earning assets for the first half of 1996 were $841.7 million compared to $818.2 million for the same period a year ago. The yield on the Company's average earning assets for the first six months of 1996 decreased by 9 basis points to 6.79% from 6.88% for the same prior year period. Total investments contributed $493,000 in additional income, while interest on loans contributed $37,000 less income when comparing the six months ended June 30, 1996 to the six months ended June 30, 1995.


INTEREST EXPENSE

     Total interest expense increased 6% to $8,139,000 for the three months ended June 30, 1996 from $7,680,000 for the comparable 1995 period. This increase is principally due to the Bank's deposit growth and an increase in its average cost of funds.

     The average deposit volume for the second quarter of 1996 increased by $18.6 million to $770.8 million from $752.2 million in the second quarter of 1995. The average cost of funds in the recent 1996 quarter was 4.25% compared to 4.10% for the second quarter of 1995. The increase of 15 basis points is due, in part, to a shift of deposits from lower fixed rate savings accounts to higher yielding variable rate savings accounts and time certificates of deposit.

     The Bank has maintained regular (fixed rate) savings account rates flat while selectively increasing longer term time certificate of deposit rates.
In addition, the Bank introduced a new higher yielding variable rate savings account in June 1995. This strategy has negated the need for the Bank to raise its regular savings account rates, but has enticed some bank customers to transfer some of their deposits into the higher yielding accounts and thus contributing to the Bank's higher cost of funds.

    Total interest expense increased to $16,148,000 for the six months ended June 30, 1996 from $14,868,000 for the six months ended June 30, 1995. The increase in average deposits of $10.3 million from the prior year, and an increase of 27 basis points in the Company's average cost of funds from 3.98% in the first half of 1995 to 4.25% in the first half of 1996 increased interest expense on deposits by $1,280,000. The increase in the Bank's cost of funds is principally due to a shift of deposits from lower fixed rate savings accounts to higher yielding variable rate savings accounts and time certificates of deposit for the reasons previously noted.


PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses represents a charge against current earnings and an addition to the allowance for possible loan losses. The provision is based on management's assessment of many factors including the risk characteristics of the loan portfolio, underlying collateral, current and anticipated economic conditions that may effect the borrowers ability to pay, and trends in loan delinquencies and charge-offs.

     As a result of management's assessment and analysis, the Bank provided $35,000 and $65,000 for potential loan losses during the three months and six months ended June 30, 1996, a decrease from $40,000 and $110,000 for the same periods a year ago. Loan charge-off net of recoveries were $55,000 and $119,000 for the respective 1996 periods.


NON-INTEREST INCOME

     Non-interest income consists of deposit account service fees, net gains or losses on securities and other non-interest income.

     Non-interest income increased $115,000 or 18.9% to $724,000 in the second quarter of 1996 and increased $304,000 or 29.3% to $1,341,000 for the six months ended June 30, 1996 when compared to the comparable periods of 1995. The increase is due principally to net gains on securities of $211,000 and $418,000 recorded for the three and six months ended June 30, 1996, respectively, as compared to net securities gains of $35,000 and $39,000 recorded for the comparable 1995 periods.


NON-INTEREST EXPENSE

     Non-interest expenses for the second quarter of 1996 decreased 14.8% to $3,030,000 from $3,557,000 for the second quarter of 1995. For the six months ended June 30, 1996, non-interest expenses decreased by $992,000 or 14.0% to $6,086,000 when compared to $7,078,000 for the six months ended June 30, 1995.

     Non-interest expenses for the 1996 periods have been favorably affected by a significantly lower deposit insurance expense and a modest reduction in other expenses. The significant decrease in deposit insurance expense results from a reduction in the Federal Deposit Insurance Corporation ("FDIC") deposit insurance rates for well capitalized banks from $0.23 per hundred dollars of deposits paid in the first half of 1995 to an annual minimum premium of $2 thousand paid in the first half of 1996.

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

     The provision for federal and state income taxes increased to $1,540,000 for the three months ended June 30, 1996 from $1,383,000 for the same period in 1995.

     For the six months ended June 30, 1996 the Company's provision for federal and state income taxes increased to $2,963,000 from $2,754,000 for the same period in 1995.

     The increase is due principally to higher income before taxes. The Company's combined effective income tax rate for the first half of 1996 is 39.2% as compared to 39.1% for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflow from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 1996 the Bank had $81.3 million or 9.2% of total assets and $183.0 million or 20.8% of total assets invested respectively in overnight federal funds sold and United States Treasury and Government agency obligations.

     The Bank is an FDIC insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain Tier 1 capital of at least 3% of their total assets. All other banks are required to have Tier 1 capital of 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions generally are expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. At June 30, 1996, the Bank had ratios of Tier 1 capital to total assets of 9.49% and qualifying capital to risk-weighted assets of 34.35%. The Company had ratios of Tier 1 capital to total assets of 9.59% and total qualifying capital to risk-weighted assets of 34.71% at June 30, 1996.

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

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 1996, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.   Changes in Securities

              Not Applicable.

Item 3.   Defaults Upon Senior Securities

              Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of MASSBANK Corp. on April 16, 1996, stockholders voted affirmatively on the following proposal:

          To elect each Class I Director to serve until the 1999 Annual Meeting of Stockholders and until their successors are chosen and qualified.

          Elected at Meeting

          Louise A. Hickey
          Stephen E. Marshall
          Arthur W. McPherson
          Donald B. Stackhouse

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date    August 13, 1996                            /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    August 13, 1996                            /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO