Form 10-Q
period 1996-09-30
MASSBANK CORP
filed 1996-11-08
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at October 31, 1996: 2,684,714 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 1996 (unaudited) and December 31, 1995              3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 1996 and 1995          4
             and for the nine months ended September 30, 1996 and 1995       5

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1996 (unaudited)
             and the year ended December 31, 1995                            6

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1996 and 1995     7  -  8

           Condensed Notes to the Consolidated Financial Statements    9  - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 24



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  25

ITEM 2.  Changes in Securities                                              25

ITEM 3.  Defaults Upon Senior Securities                                    25

ITEM 4.  Submission of Matters to a Vote of Security Holders                25

ITEM 5.  Other Information                                                  25

ITEM 6.  Exhibits and Reports on Form 8-K                                   25


Signature Page                                                              26

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                    September 30,  December 31,
	                                                         1996          1995
                                                         ____          ____
                                                        (unaudited)
Assets:
Cash and due from banks                                $  5,377      $  8,150
Short-term investments (Note 4)                         111,068       117,505
______________________________________________________________________________
    Total cash and cash equivalents                     116,445       125,655
Term federal funds sold                                      --         5,000
Interest-bearing deposits in banks                        1,723           941
Securities held to maturity, at amortized cost
  (market value of $164 in 1996 and $402 in 1995)           164           402
Securities available for sale, at market value
  (amortized cost of $493,734 in 1996 and $443,638
  in 1995)                                              495,971       456,101
Trading securities, at market value                       4,639         6,819
Loans: (Note 5)
  Mortgage loans                                        224,525       220,603
  Other loans                                            26,234        28,582
  Less: allowance for loan losses                        (2,349)       (2,529)
______________________________________________________________________________
    Net loans                                           248,410       246,656
Premises and equipment                                    4,093         4,226
Real estate acquired through foreclosure                    417           255
Accrued interest receivable                               5,767         7,280
Deferred income tax asset, net                              161            --
Other assets                                              1,342         1,207
______________________________________________________________________________
    Total assets                                       $879,132      $854,542
Liabilities and Stockholders' Equity:
Deposits                                               $783,399      $753,657
Escrow deposits of borrowers                              1,222           992
Employee stock ownership plan liability                   1,093         1,093
Accrued income taxes payable                              1,103           880
Deferred income taxes payable, net                           --         3,880
Other liabilities                                         4,842         3,223
______________________________________________________________________________
    Total liabilities                                   791,659       763,725
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,473,375 and
     5,424,671 shares issued, respectively                5,474         5,425
  Additional paid-in capital                             57,741        56,842
  Retained earnings                                      63,986        58,773
______________________________________________________________________________
                                                        127,201       121,040
  Treasury stock at cost, 2,789,411 and
    2,683,065 shares, respectively                      (39,904)      (36,370)
  Net unrealized gains on securities
    available for sale, net of tax effect                 1,269         7,240
  Common stock acquired by ESOP                          (1,093)       (1,093)
______________________________________________________________________________
    Total stockholders' equity                           87,473        90,817
______________________________________________________________________________
    Total liabilities and stockholders' equity         $879,132      $854,542

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                               September 30,
(In thousands except share data)                             1996        1995
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,295      $ 4,126
    Other loans                                               629          717
    Mortgage-backed securities                              5,341        3,379
    Securities available for sale                           3,053        3,850
    Trading securities                                         95          493
    Federal funds sold                                      1,011        1,541
    Other investments                                         343          138
______________________________________________________________________________
      Total interest and dividend income                   14,767       14,244
______________________________________________________________________________
Interest expense:
    Deposits                                                8,441        7,933
______________________________________________________________________________
      Total interest expense                                8,441        7,933
______________________________________________________________________________
      Net interest income                                   6,326        6,311
Provision for loan losses                                      85           30
______________________________________________________________________________
      Net interest income after provision
      for loan losses                                       6,241        6,281
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              243          231
    Gains (losses) on securities, net                         262          (57)
    Other                                                     198          202
______________________________________________________________________________
      Total non-interest income                               703          376
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,779        1,845
    Occupancy and equipment                                   472          480
    Data processing                                           149          155
    Professional services                                      70           97
    Deposit insurance                                           4          (42)
    Other                                                     447          505
______________________________________________________________________________
      Total non-interest expense                            2,921        3,040
______________________________________________________________________________
      Income before income taxes                            4,023        3,617
Income tax expense                                          1,579        1,400
______________________________________________________________________________
      Net income                                          $ 2,444      $ 2,217
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,716,114    2,774,112
  Fully diluted                                         2,716,734    2,781,157
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  0.90      $  0.80
  Fully diluted                                              0.90         0.80
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Nine months ended
                                                               September 30,
(In thousands except share data)                             1996        1995
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $12,767      $12,490
    Other loans                                             1,894        2,137
    Mortgage-backed securities                             14,011        9,604
    Securities available for sale                           9,534       11,856
    Trading securities                                        490        2,343
    Federal funds sold                                      3,663        3,689
    Other investments                                         922          193
______________________________________________________________________________
      Total interest and dividend income                   43,281       42,312
______________________________________________________________________________
Interest expense:
    Deposits                                               24,589       22,801
______________________________________________________________________________
      Total interest expense                               24,589       22,801
______________________________________________________________________________
      Net interest income                                  18,692       19,511
Provision for loan losses                                     150          140
______________________________________________________________________________
      Net interest income after provision
      for loan losses                                      18,542       19,371
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              699          691
    Gains (losses) on securities, net                         680          (18)
    Other                                                     665          740
______________________________________________________________________________
      Total non-interest income                             2,044        1,413
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          5,343        5,493
    Occupancy and equipment                                 1,473        1,488
    Data processing                                           454          460
    Professional services                                     276          328
    Deposit insurance                                          10          837
    Other                                                   1,451        1,512
______________________________________________________________________________
      Total non-interest expense                            9,007       10,118
______________________________________________________________________________
      Income before income taxes                           11,579       10,666
Income tax expense                                          4,542        4,154
______________________________________________________________________________
      Net income                                          $ 7,037      $ 6,512
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,751,205    2,786,770
  Fully diluted                                         2,751,755    2,807,217
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  2.56      $  2.34
  Fully diluted                                              2.56         2.32
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Nine Months Ended September 30, 1996 (unaudited) and the Year Ended December 31, 1995

(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                  ON SECURITIES		COMMON
                                                ADDITIONAL                       AVAILABLE FOR   STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK     TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1994           $ 5,352    $55,609    $51,995    $(33,288)    $(3,915)   $(1,249)    $74,504
  Net income                                --         --      8,759          --          --         --       8,759
  Cash dividends paid
    ($0.73 per share)                       --         --     (1,981)         --          --         --     ( 1,981)
  Net decrease in liability
    to ESOP                                 --         --         --          --          --        156         156
  Amortization of ESOP shares
    committed to be released                --         51         --          --          --         --          51
  Purchase of treasury stock                --         --         --      (3,082)         --         --      (3,082)
  Exercise of stock options
    and related tax benefits                73      1,182         --          --          --         --       1,255
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                 --         --         --          --      11,155         --      11,155
____________________________________________________________________________________________________________________
Balance at December 31, 1995             5,425     56,842     58,773     (36,370)      7,240     (1,093)     90,817
  Net Income                                --         --      7,037          --          --         --       7,037
  Cash dividends paid
    ($0.68 per share)                       --         --     (1,824)         --          --         --      (1,824)
  Purchase of treasury stock                --         --         --      (3,534)         --         --      (3,534)
  Exercise of stock options
    and related tax benefits                49        899         --          --          --         --         948
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      (5,971)        --      (5,971)
_____________________________________________________________________________________________________________________
Balance at September 30, 1996          $ 5,474    $57,741    $63,986    $(39,904)    $ 1,269    $(1,093)    $87,473
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                             Nine Months Ended
                                                               September 30,
                                                              1996       1995
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 7,037   $ 6,512
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                               325       351
    Amortization of deposit acquisition premium                 173       173
    Amortization of loan valuation premium                       47        48
    Decrease in accrued interest receivable                   1,513        92
    Increase (decrease) in other liabilities                    897    (2,515)
    Increase (decrease) in accrued income taxes payable         223      (275)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (777)     (858)
    Net trading securities activity                           2,059    95,386
    (Gains) losses on securities available for sale            (802)     (444)
    (Gains) losses on trading securities                        122       414
    Increase (decrease) in deferred mortgage loan
      origination fees, net of amortization                     102       (15)
    Decrease in deferred income tax asset, net                  214       274
    Increase in other assets                                   (135)      (21)
    Loans originated for sale                                  (215)     (455)
    Loans sold                                                  308       455
    Provision for loan losses                                   150       140
    Provision for losses and writedowns on real estate
      acquired through foreclosure                               42        23
    (Gains) on sales of real estate acquired through
      foreclosure                                               (25)       --
    Increase in escrow deposits of borrowers                    230       240
______________________________________________________________________________
        Net cash provided by operating activities            11,488    99,525
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                              --   (40,000)
    Proceeds from maturities of term federal funds            5,000    35,000
    Purchases of bank certificates of deposit                  (782)       --
    Proceeds from sales of investment securities
      available for sale                                     31,877    36,521
    Proceeds from maturities of investment securities
      held to maturity and available for sale                73,225    34,147
    Purchases of securities available for sale              (53,209)  (44,207)
    Purchases of mortgage-backed securities                (126,868)  (47,336)
    Principal repayments of mortgage-backed securities       27,404    15,421
    Principal repayments of tax-exempt bonds                     13        13
    Loans originated                                        (40,923)  (21,850)
    Loan principal payments received                         38,123    28,178
    Purchases of premises & equipment                          (192)     (323)
    Proceeds from sales of real estate acquired
      through foreclosure                                       476        81
    Net advances on real estate acquired through
      foreclosure                                                --       (7)
______________________________________________________________________________
        Net cash (used in) investing activities              (45,856)  (4,362)
______________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
                                                          Nine Months Ended
                                                              September 30,
                                                             1996       1995
                                                              ____       ____
                                                               (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                      29,569    (5,996)
    Payments to acquire treasury stock                       (3,534)   (2,083)
    Issuance of common stock under stock option plan            695       495
    Tax benefit resulting from stock options exercised          252       172
    Dividends paid on common stock                           (1,824)   (1,469)
______________________________________________________________________________
      Net cash provided by (used in) financing
         activities                                          25,158    (8,881)
______________________________________________________________________________
      Net increase (decrease) in cash and
         cash equivalents                                    (9,210)   86,282
    Cash and cash equivalents at beginning of period        125,655    32,161
______________________________________________________________________________
    Cash and cash equivalents at end of period             $116,445  $118,443
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                $24,566   $22,863
    Cash paid during the period for taxes, net of refunds     3,852     3,937
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity            (5,971)    6,635
      Decrease in deferred tax assets                            --     5,036
      Decrease in deferred tax liabilities                   (4,255)       --
    Transfers from loans to real estate acquired
      through foreclosure                                       654       427
    Transfers from other assets to securities
      available for sale                                         --        66
    Purchases of securities with an October 1996
      settlement date                                           993       310
    Sales of securities with an October 1996
      settlement date                                           271        57
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.


MASSBANK CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     The financial condition and results of operations of MASSBANK Corp. (the "Company") essentially reflect the operations of its subsidiary, MASSBANK (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 1996 and December 31, 1995, and its operating results for the three and nine months ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  Earnings Per Common Share
     The computation of earnings per common share for the three and nine months ended September 30, 1996 and 1995 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

(3)  Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, federal funds sold and term federal funds sold with original maturities of less than 90 days.

(4)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                   At                  At
(In thousands)                            September 30, 1996   December 31, 1995
________________________________________________________________________________
  Federal funds sold (overnight)                $ 86,976             $100,245
  Term federal funds sold (with original
    maturities of 90 days or less)                    --               10,000
  Money market funds                              24,092                7,260
________________________________________________________________________________
    Total short-term investments                $111,068             $117,505
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.


(5)  Commitments
     At September 30, 1996, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $3,389,000 and commitments under existing home equity lines of credit and other loans of approximately $19,810,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 1996, the Company had a performance standby letter of credit conveyed to others in the amount of $1,093,000 which is also not reflected on the consolidated balance sheet.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 1996

GENERAL
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included in this report. The discussion may contain certain forward-looking statements. The Company's management may from time to time express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain, and actual results may differ from Company expectations.

     For the quarter ended September 30, 1996, MASSBANK Corp. reported record consolidated net income of $2,444,000 or $0.90 per share. These results represent increases of 10.2% and 12.5%, respectively, from the $2,217,000 in consolidated net income and $0.80 per share earned in 1995's third quarter.

     The annualized return on average assets for the recent quarter increased to 1.12% from 1.06% for the comparable quarter of 1995. In addition, the Company improved its return on average realized equity for the third quarter of 1996 to 11.42% from 10.79% in the same quarter of 1995.

     The Company's earnings results this quarter were also favorably impacted by securities gains of $262,000 compared to securities losses of $57,000 in the third quarter of 1995 and a reduction in non-interest expenses of $119,000.
The Company's non-interest expense to average assets ratio continues to improve reaching an all time low of 1.34% in the recent quarter.

     For the nine months ended September 30, 1996, the Company reported consolidated net income of $7,037,000 or $2.56 per share, up from $6,512,000 or $2.34 per share ($2.32 per share on a fully-diluted basis) earned in the first nine months of 1995.

     MASSBANK Corp.'s increased earnings for the year-to-date period can be attributed to a decrease in non-interest expense, due primarily to a sharp decline in Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums, and an increase in net gains on securities. These improvements were partially offset by a decrease in net interest income.

     The growth in the Company's earning assets coupled with a more favorable mix of earning assets produced an increase in the Company's net interest income for the second consecutive quarter. Net interest income for the third quarter of 1996 increased by $75,000 when compared to the second quarter of 1996. Net interest income totaled $6,326,000 for the three months ended September 30, 1996, up from $6,311,000 for the same quarter of last year. For the first nine months of 1996 net interest income totaled $18,692,000 compared to $19,511,000 for the first nine months of 1995. The Company's net interest margin of 2.97% for the quarter and 2.96% for the year-to-date period decreased from 3.09% and 3.19%, respectively, for the same periods in the prior year. Average earning assets for the third quarter of 1996 increased to $856.0 million from $820.9 million in the corresponding quarter of 1995. For the first nine months of 1996 the Company's average earning assets were $846.5 million, up from $819.1 million in the first nine months of 1995.

     MASSBANK Corp.'s provision for loan losses was $85,000 for the recent quarter and $150,000 year-to-date. This compares with $30,000 and $140,000, respectively, for the corresponding periods in 1995. Non-performing assets were $2,342,000 or 0.27% of total assets at September 30, 1996. The Bank's allowance for loan losses totaled $2,349,000 at September 30, 1996, representing 122% of non-performing loans compared to $2,529,000 representing 104% of non-performing loans at the end of 1995.

     The Company had total assets of $879.1 million at September 30, 1996, an increase of $24.6 million over total assets reported at December 31, 1995. Total deposits at September 30, 1996 were $783.4 million, up $29.7 million from year end 1995. Stockholders' equity at September 30, 1996 equalled $87.5 million representing a book value of $32.59 per share, a decrease from $90.8 million representing a book value of $33.13 per share at December 31, 1995. This decrease in stockholders' equity resulted primarily from unrealized depreciation in the market value of the Bank's securities available for sale portfolio due to the upward movement in market bond prices experienced during this period. The unrealized gain of $7.2 million net of tax effect reported as part of stockholders' equity at December 31, 1995 changed to an unrealized gain of $1.3 million net of tax effect at September 30, 1996.

    A more detailed discussion and analysis of the Company's financial condition and results of operations follows.

FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 1996 and December 31, 1995 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At September 30, 1996       Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    164    $     --     $     --    $    164
__________________________________________________________________________________________
    Total securities held to maturity       $    164    $     --     $     --    $    164
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $161,948    $  1,431     $     (8)   $163,371
    U.S. Government agency obligations         8,898          26         (116)      8,808
    Other bonds and obligations                  999           2           --       1,001
__________________________________________________________________________________________
      Total                                 $171,845       1,459         (124)    173,180
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             72,660         556         (827)     72,389
    Federal Home Loan Mortgage
      Corporation                            228,201         986       (3,641)    225,546
    Federal National Mortgage
      Association                              9,948         344           --      10,292
    Other                                        481          21           --         502
__________________________________________________________________________________________
      Total mortgage-backed securities       311,290       1,907       (4,468)    308,729
__________________________________________________________________________________________
      Total debt securities                  483,135       3,366       (4,592)    481,909
__________________________________________________________________________________________
  Equity securities                           10,599       3,497          (34)     14,062
__________________________________________________________________________________________
      Total securities available for sale    493,734    $  6,863     $ (4,626)   $495,971
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         2,237
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $495,971
__________________________________________________________________________________________

Trading securities                          $  4,790                             $  4,639
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
__________________________________________________________________________________________

INVESTMENT SECURITIES (continued)

     The amortized cost and estimated market value of debt securities by contractual maturity at September 30, 1996 and December 31, 1995 are as follows:
                                                          September 30, 1996
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 58,913   $ 59,266      $     --    $    --
After 1 year through 5 years                   108,945    109,983            --         --
After 5 years through 10 years                   3,987      3,931           114        114
After 10 years through 15 years                     --         --            50         50
                                              ________    _______      ________    _______
                                               171,845    173,180           164        164
Mortgage-backed securities                     311,290    308,729            --         --
                                              ________    _______      ________    _______
                                              $483,135   $481,909      $    164    $   164

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


     Investment securities consisting of securities held to maturity, securities available for sale and trading securities increased $37.5 million from
December 31, 1995 to $500.8 million at September 30, 1996.  This increase was primarily in higher yielding 15 year mortgage-backed securities designated as available for sale.  Rising interest rates drove market bond prices higher during the period ended September 30, 1996 and eroded the market value of the Company's debt securities.  At September 30, 1996 the Company's portfolio of debt securities available for sale had net unrealized losses of $1.2 million compared to net unrealized gains of $9.5 million at December 31, 1995.  The equity securities portfolio as of this date had net unrealized gains of $3.4 million, up from $2.9 million at year end 1995.  The increase was fueled by the strong equity market during this period.

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                      At                      At
(In thousands)                               September 30, 1996       December 31, 1995
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $219,447               $212,652
  Commercial                                         4,092                  6,975
  Construction                                       1,675                  1,516
_______________________________________________________________________________________
                                                   225,214                221,143
Add:  Premium on loans                                 341                    388
Less: deferred mortgage loan origination fees       (1,030)                  (928)
_______________________________________________________________________________________
      Total mortgage loans                         224,525                220,603

Other loans:
  Consumer:
    Installment                                      1,917                  1,988
    Guaranteed education                             9,804                 10,420
    Other secured                                    1,850                  2,012
    Home equity lines of credit                     11,751                 13,144
    Unsecured                                          262                    265
_______________________________________________________________________________________
      Total consumer loans                          25,584                 27,829
  Commercial                                           650                    753
_______________________________________________________________________________________
      Total other loans                             26,234                 28,582
_______________________________________________________________________________________
      Total loans                                 $250,759               $249,185
_______________________________________________________________________________________

     The Bank's loan portfolio increased slightly during the first nine months of 1996 principally in the residential 1-4 family category as loan originations during this period exceeded loan amortization and payoffs. Loan originations in the first nine months of 1996 increased to $41.1 million from $22.3 million in the corresponding period of 1995. Lower residential mortgage loan rates in the first six months of 1996 when compared to the first six months of 1995 stimulated loan demand which resulted in loan growth for the Bank. Conversely, a rise in interest rates in the third quarter of 1996 significantly reduced the demand for residential mortgage loans. Loan originations totaled $7.7 million in the recent quarter compared to $12.9 million in the third quarter of last year.
Future growth in the Bank's loan portfolio is expected to be moderate over the near term.

NON-PERFORMING ASSETS
                                              At            At              At
                                        September 30,   December 31,   September 30,
(In thousands)                              1996           1995            1995
____________________________________________________________________________________
Non-Performing Assets:
Non-accrual loans                         $ 1,925        $ 2,428       $ 2,023
Real estate acquired through foreclosure      417            255           442
____________________________________________________________________________________
Total non-performing assets               $ 2,342        $ 2,683       $ 2,465
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,349        $ 2,529       $ 2,598
Allowance as percent of
  non-accrual loans                         122.0 %        104.2 %       128.4 %
Non-accrual loans as percent
  of total loans                              0.77%          0.97%         0.83%
Non-performing assets as percent
  of total assets                             0.27%          0.31%         0.29%
____________________________________________________________________________________

     The Bank does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on nonaccrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees. Non-performing assets decreased slightly from December 31, 1995 to September 30, 1996 as noted in the table above. The principal balance of non-accrual loans was $1.9 million, or less than 1% of total loans and real estate acquired through foreclosure was $417 thousand at September 30, 1996. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of September 30, 1996.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:
                                                             Nine Months Ended
                                                               September 30,
                                                            1996           1995
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,529        $ 2,566
Provision for loan losses                                    150            140
Recoveries of loans previously charged-off                    40             42
Less:  Charge-offs                                          (370)          (150)
_________________________________________________________________________________

Balance at end of period                                 $ 2,349        $ 2,598
_________________________________________________________________________________


     Potential losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may effect the borrowers ability to pay and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At September 30, 1996 the balance of the allowance for loan losses was $2,349,000 representing 122.0% of total non-performing loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $29.7 million or 3.9% to $783.4 million at September 30, 1996 from $753.7 million at December 31, 1995.

     The composition of the Bank's total deposits at the dates shown are summarized as follows:

                                              September 30,       December 31,
                                                  1996                1995
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 61,061            $ 66,413
Savings and money market accounts               357,617             356,598
Time certificates of deposit                    365,959             332,057
Deposit acquisition premium,
  net of amortization                            (1,238)             (1,411)
________________________________________________________________________________

    Total deposits                             $783,399            $753,657
________________________________________________________________________________

RESULTS OF OPERATIONS

COMPARISON OF THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 1996 AND 1995

INTEREST AND DIVIDEND INCOME
     Interest and dividend income from loans and investments increased by $523,000 to $14,767,000 for the three months ended September 30, 1996 from $14,244,000 for the three months ended September 30, 1995. This increase is primarily attributable to a $35.1 million increase in the Company's average earning assets partially offset by a decrease in yield on average earning assets.

     The Company's average total earning assets increased to $856.0 million in the third quarter of 1996 from $820.9 million in the corresponding quarter of 1995. The yield on the Company's average earning assets for the third quarter of 1996 decreased 4 basis points to 6.90% from 6.94% for the same quarter in 1995. The decrease in the yield on average earning assets when compared to the third quarter of 1995 reflects a decrease in yield on overnight federal funds sold and other similar short-term investments and the downward repricing of adjustable rate real estate loans, home equity lines of credit, and other loans. This was partially offset by a more favorable mix of the bank's earning assets.

    Interest and dividend income from loans and investments increased to $43,281,000 for the nine months ended September 30, 1996 from $42,312,000 for the nine months ended September 30, 1995. This increase is attributable to an increase of $27.4 million in the Company's average earning assets partially offset by a decrease in yield on average earning assets.

     The Company's total average earning assets for the first nine months of 1996 were $846.5 million compared to $819.1 million for the same period a year ago. The yield on the Company's average earning assets for the first nine months of 1996 decreased by 7 basis points to 6.83% from 6.90% for the same prior year period. Total investments contributed $935,000 in additional income, while interest on loans contributed $34,000 more in income when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995.


INTEREST EXPENSE
     Total interest expense increased 6.4% to $8,441,000 for the three months ended September 30, 1996 from $7,933,000 for the comparable 1995 period. This increase is principally due to the bank's deposit growth and an increase in its average cost of funds.

     The average deposit volume for the third quarter of 1996 increased by $32.6 million to $781.6 million from $749.0 million in the third quarter of 1995. The average cost of funds in the recent 1996 quarter was 4.30% compared to 4.20% for the third quarter of 1995. The increase of 10 basis points is due, in part, to a shift of deposits from lower fixed rate savings accounts to higher yielding variable rate savings accounts and time certificates of deposit.

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

    Total interest expense increased to $24,589,000 for the nine months ended September 30, 1996 from $22,801,000 for the nine months ended September 30, 1995. The increase in average deposits of $17.8 million from the prior year, and an increase of 25 basis points in the Company's average cost of funds from 4.05% in the first nine months of 1995 to 4.30% in the first nine months of 1996 increased interest expense on deposits by $1,788,000. The increase in the Bank's cost of funds is principally due to a shift of deposits from lower fixed rate savings accounts to higher yielding variable rate savings accounts and time certificates of deposit for the reasons previously noted.


PROVISION FOR LOAN LOSSES
     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision is based on management's assessment of many factors including the risk characteristics of the loan portfolio, underlying collateral, current and anticipated economic conditions that may effect the borrowers ability to pay, and trends in loan delinquencies and charge-offs.

     As a result of management's assessment and analysis, the Bank provided $85,000 and $150,000 for potential loan losses during the three months and nine months ended September 30, 1996, an increase from $30,000 and $140,000 for the same periods a year ago. Loan charge-offs net of recoveries were $156,000 and $330,000 for the respective 1996 periods.


NON-INTEREST INCOME
     Non-interest income consists of deposit account service fees, net gains or losses on securities and other non-interest income.

     Non-interest income increased $327,000 or 87.0% to $703,000 in the third quarter of 1996 and increased $631,000 or 44.7% to $2,044,000 for the nine months ended September 30, 1996 when compared to the comparable periods of 1995. The increase is due principally to net gains on securities of $262,000 and $680,000 recorded for the three and nine months ended September 30, 1996, respectively, as compared to net losses on securities of $57,000 and $18,000 recorded for the comparable 1995 periods.


NON-INTEREST EXPENSE
     Non-interest expenses for the third quarter of 1996 decreased 3.9% to $2,921,000 from $3,040,000 for the third quarter of 1995. For the nine months ended September 30, 1996, non-interest expenses decreased by $1,111,000 or 11.0% to $9,007,000 when compared to $10,118,000 for the nine months ended September 30, 1995.

     Non-interest expenses for the 1996 year-to-date period have been favorably affected by a significantly lower deposit insurance expense. The significant decrease in deposit insurance expense results from a reduction in the Federal Deposit Insurance Corporation ("FDIC") deposit insurance rates for well capitalized banks from $0.23 per hundred dollars of deposits paid in the first nine months of 1995 to an annual minimum premium of $2 thousand paid in the first nine months of 1996.

INCOME TAX EXPENSE
     The Company, the Bank and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,579,000 for the three months ended September 30, 1996 from $1,400,000 for the same period in 1995.

     For the nine months ended September 30, 1996 the Company's provision for federal and state income taxes increased to $4,542,000 from $4,154,000 for the same period in 1995.

     The increase is due principally to higher income before taxes. The Company's combined effective income tax rate for the first nine months of 1996 is 39.2% as compared to 38.9% for the same period a year ago.

FEDERAL TAXATION
     General. The Company, the Bank and its subsidiaries will report their income on a (October 31) fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank and its subsidiaries or the Company.

     Bad Debt Reserve. In August, 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business
Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $7.3 million.

    Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.


LIQUIDITY AND CAPITAL RESOURCES
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflow from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 1996 the Bank had $87.0 million or 9.9% of total assets and $172.2 million or 19.6% of total assets invested respectively in overnight federal funds sold and United States Treasury and Government agency obligations.

     The Bank is an FDIC insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain Tier 1 capital of at least 3% of their total assets. All other banks are required to have Tier 1 capital of 4% to 5%. The FDIC has authority to impose higher requirements for individual banks. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions generally are expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. At September 30, 1996, the Bank had ratios of Tier 1 capital to total assets of 9.63% and qualifying capital to risk-weighted assets of 33.90%. The Company had ratios of Tier 1 capital to total assets of 9.69% and total qualifying capital to risk-weighted assets of 34.08% at September 30, 1996.

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

RECENT ACCOUNTING DEVELOPMENTS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and should be applied prospectively. Earlier or retroactive application of this Statement is not permitted. The Company has not yet determined the impact that this Statement will have on the Company's consolidated financial statements.

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 1996, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)





Date    November 8, 1996                           /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    November 8, 1996                           /s/Reginald E. Cormier
                                                  ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO