Form 10-K
period 1996-12-31
MASSBANK CORP
filed 1997-03-28
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

                /x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 14, 1997 as reported by NASDAQ, was $105,055,984.

     As of March 14, 1997, there were 2,685,714 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Note regarding forward-looking statements.

     The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

                                     PART I

Item 1. Business
                           Business of MASSBANK Corp.

General
     MASSBANK Corp. (the "Company") is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK (the "Bank"). The Company is a one-bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly-owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.

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

     MASSBANK Corp.'s principal sources of revenues on an unconsolidated basis, which are used for the payment of dividends to stockholders and other purposes, are dividends from MASSBANK and, to a lesser extent, interest income received from its interest-bearing bank deposits. MASSBANK Corp.'s assets on an unconsolidated basis at December 31, 1996 were represented by its investment in the Bank of $91.8 million and other assets of $1.4 million. The Company's liabilities consisted of loan indebtedness of $0.9 million and other liabilities of less than $0.1 million. The proceeds of the loan were used to fund stock purchases through the Employee Stock Ownership Plan ("ESOP"). See Note 16 to the Consolidated Financial Statements for parent company only financial information. At December 31, 1996 MASSBANK Corp. on a consolidated basis had total assets of $888.2 million, deposits of $788.4 million, and stockholders' equity of $92.2 million which represents 10.4% of total assets. Book value per share at December 31, 1996 was $34.34.

     The Company does not own or lease any real or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

Competition
     The primary business of MASSBANK Corp. currently is the ongoing business of the Bank. Therefore, the competitive conditions faced by MASSBANK Corp. currently are the same as those faced by the Bank. See "Business of MASSBANK - Competition." In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire commercial banks, thrift institutions or companies engaged in bank-related activities. MASSBANK Corp. would face competition in undertaking any such acquisitions and in operating any such entity subsequent to its acquisition.

Employees
     MASSBANK Corp. does not employ any persons; its management also serves as management of, and is paid by, the Bank. See "Item 10 - Directors and Executive Officers of the Registrant." MASSBANK Corp. utilizes the support staff of the Bank from time to time and does not pay any separate salaries or expenses in connection therewith.

Dividends
     MASSBANK Corp. paid total cash dividends of $0.92 per share in 1996 compared to $0.73 per share in 1995 and $0.60 per share in 1994. The Company's dividend payout ratios (cash dividends paid divided by net income) for 1996, 1995 and 1994 were 26%, 23% and 21%, respectively.

Stock Repurchase Program
     In July 1996, MASSBANK Corp. announced that its Board of Directors had approved the repurchase of an additional 150,000 shares of its outstanding common stock. Repurchases are expected to be made in the open market or in private transactions over the next year. At December 31, 1996, the Company had repurchased 11,346 of the 150,000 shares authorized by the Board.

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

                              Business of MASSBANK

General
     MASSBANK is a Massachusetts-chartered savings bank founded in 1872 as the Melrose Savings Bank. In 1983, the Reading Savings Bank was merged into the Melrose Savings Bank and the name of the resulting institution was changed to MASSBANK for Savings. In 1986, the Bank converted from mutual to stock form of ownership. In 1996, the name of the bank was changed from "MASSBANK for Savings" to "MASSBANK".

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

Acquisitions

     On February 26, 1997, MASSBANK signed a definitive merger agreement to purchase the Glendale Co-operative Bank ("Glendale") of Everett,
Massachusetts. Under the agreement, MASSBANK would acquire all of the outstanding shares of Glendale at a price of $28.00 per share.

     MASSBANK and Glendale simultaneously entered into a separate Stock Option Agreement granting MASSBANK an option to purchase up to 19.9% of Glendale's outstanding common stock at a price of $22.00 per share if any third party should commence a tender or exchange offer for 25% or more of Glendale's common stock and under certain other circumstances prior to consummation of the merger. The transaction is valued at $7.38 million, assuming all of Glendale's 16,200 outstanding stock options are exercised prior to completion of the acquisition.

     The transaction is subject to approval by Glendale's shareholders, various regulatory agencies and satisfaction of certain financial contingencies. Among other conditions, Glendale's closing costs may not exceed a specified amount and the Agreement requires Glendale to have tangible Stockholders' equity of a specified amount on the closing date. It is anticipated that the transaction will close in the third quarter of 1997. The transaction will be accounted for as a purchase.

     Glendale Co-operative Bank is a Massachusetts chartered co-operative bank founded in 1928 which operates from a single office in the city of Everett. At January 31, 1997, Glendale reported total assets of $36.9 million, total deposits of $30.8 million and total equity of $6.0 million.

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

Lending Activities
     The Bank's net loan portfolio totaled $247.4 million at December 31, 1996.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:
-------------------------------------------------------------------------------------------
(In thousands) At December 31,          1996        1995       1994       1993       1992
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                      $216,832   $209,408   $207,772   $204,096   $201,331
    FHA and VA                           2,515      3,244      4,158      5,166      6,985
  Commercial                             4,121      6,975      8,155      9,654     10,878
  Construction                           1,388      1,516        603        474        355
-------------------------------------------------------------------------------------------
      Total mortgage loans             224,856    221,143    220,688    219,390    219,549
  Add: premium on loans                    325        388        452        813        912
  Less: deferred mortgage loan
         origination fees               (1,042)      (928)      (871)      (856)      (529)
-------------------------------------------------------------------------------------------
      Mortgage loans, net              224,139    220,603    220,269    219,347    219,932
-------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                          1,967      1,988      1,972      2,474      4,259
    Guaranteed education                 9,729     10,420     10,152      9,131      8,237
    Other secured                        1,611      2,012      2,598      1,735      2,406
    Home equity lines of credit         11,316     13,144     14,674     15,744     18,440
    Unsecured                              271        265        269        277        333
-------------------------------------------------------------------------------------------
      Total consumer loans              24,894     27,829     29,665     29,361     33,675
  Commercial                               628        753        882        338        149
-------------------------------------------------------------------------------------------
      Total other loans                 25,522     28,582     30,547     29,699     33,824
-------------------------------------------------------------------------------------------
      Total loans                      249,661    249,185    250,816    249,046    253,756
Less: Allowance for loan losses         (2,237)    (2,529)    (2,566)    (2,261)    (2,056)
-------------------------------------------------------------------------------------------
      Net loans                       $247,424   $246,656   $248,250   $246,785   $251,700
-------------------------------------------------------------------------------------------

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 1996:
                                             Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                    $  831       $5,484      $47,906     $164,426     $218,647
  Commercial & construction       1,571        1,051        1,761        1,109        5,492
-------------------------------------------------------------------------------------------
    Total mortgage loans          2,402        6,535       49,667      165,535      224,139
Other loans                       2,059        3,215        8,605       11,643       25,522
-------------------------------------------------------------------------------------------
    Total loans                  $4,461       $9,750      $58,272     $177,178     $249,661
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

     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                                     Total Due After One Year

                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $169,136          $48,680       $217,816
  Commercial & construction                             819            3,102          3,921
-------------------------------------------------------------------------------------------
    Total mortgage loans                            169,955           51,782        221,737
Other loans                                           2,419           21,044         23,463
-------------------------------------------------------------------------------------------
    Total loans                                    $172,374          $72,826       $245,200
-------------------------------------------------------------------------------------------


     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank, over several years, has kept its mortgage loan portfolio to a level at which the Bank believed there was an acceptable risk- to-reward ratio in light of opportunities in the marketplace and the Bank's long-term objectives. The Bank's net loan portfolio represented approximately 27.9% and 28.9% of the Company's total assets at December 31, 1996, and 1995, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area, and developing a quality loan portfolio takes time. The Bank anticipates that its loan portfolio will grow slowly over the next few years.

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

     Substantially all of the real estate loans originated by the Bank during 1996 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank retains the 10, 12, 15 or 20 year fixed rate mortgages and adjustable rate mortgages it originates for its own portfolio. All long-term (25 or 30 year) fixed rate residential mortgages are generally sold in the secondary market. Adjustable-rate mortgage loans ("ARMs") have rates that are re-set at either 1, 3, 5 or 10 year intervals and provide a margin over various mortgage indices.

     In the last few years, the Bank has also instituted new loan programs which have been well received by customers. The first program features a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special First Time Home Buyers Program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location restrictions. In late 1996, the Bank introduced the "Home Town Advantage" mortgage program which is beginning to produce some good results. This new program offers homebuyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the bank operates a banking office.

     At December 31, 1996, 1-4 family residential mortgage loans totaled $218.6 million, or 87.6% of the total loan portfolio, compared to $212.1 million, or 85.1% of the total loan portfolio, at December 31, 1995. Residential mortgage loan originations amounted to $41.9 million during 1996, an increase of 37.8% from $30.4 million in 1995. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The higher interest rates existing during most of 1995 significantly curtailed loan originations activity for that year. In 1996, loan originations were stronger due to a more favorable interest rate environment.

     The Bank also originates mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 1996, commercial and multifamily real estate mortgages and construction loans totaled approximately $5.5 million, or 2.2% of the total loan portfolio, compared to $8.5 million, or 3.4% of the total loan portfolio, at December 31, 1995. In 1996, commercial and multifamily real estate mortgage loan originations amounted to $0.5 million. There were no such real estate mortgages originated in 1995.

     The total amount of first mortgage loans held by the Bank at December 31, 1996 was $224.1 million as indicated in the maturity distribution table appearing on the previous page. Of this amount, $53.3 million was subject to interest rate adjustments. The remaining $170.8 million in fixed rate mortgage loans represents 19.2% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $24.9 million at December 31, 1996 representing 10.0% of the Bank's total loan portfolio. Of this amount $9.7 million or 3.9% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $15.2 million at December 31, 1996, representing 6.1% of the Bank's total loan portfolio.

     At December 31, 1996, the Bank had only $628 thousand in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 1996, the Bank had issued commitments on residential first mortgage loans totaling $4,264,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $332,000 and $19,546,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are more than 90 days past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $1,601,000 at December 31, 1996.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. Real estate acquired through foreclosure totaled $503,000 as of year-end 1996.


Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:
------------------------------------------------------------------------------------------------
(In thousands) At December 31,                      1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                                $1,468    $2,016    $1,496    $1,048    $1,075
      FHA and VA                                      13        14        62        43        55
    Commercial                                        --        --       152        --       135
  Consumer                                           120       398       388       178       241
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                         1,601     2,428     2,098     1,269     1,506
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                     503       255       129       699       545
    Land development                                  --        --        --        --       360
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                     503       255       129       699       905
------------------------------------------------------------------------------------------------
     Total non-performing assets                  $2,104    $2,683    $2,227    $1,968    $2,411
------------------------------------------------------------------------------------------------
Percent of non-performing loans to total loans     0.64%     0.97%     0.84%     0.51%     0.59%
Percent of non-performing assets to total assets   0.24%     0.31%     0.26%     0.23%     0.29%

     The reduction in interest income associated with nonaccrual loans is as follows:
------------------------------------------------------------------------------------------------
(In thousands) Years Ended December 31,            1996      1995      1994      1993     1992
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms                  $149      $204      $185      $105     $160
  Interest income actually recorded                  78        60        88        40     $ 80
------------------------------------------------------------------------------------------------
  Reduction in interest income                     $ 71      $144      $ 97      $ 65     $ 80
------------------------------------------------------------------------------------------------

Allowance for Loan Losses.
     The allowance for loan losses is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

The following table sets forth the activity in the allowance for loan losses during the years indicated:
------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,            1996      1995      1994      1993      1992
------------------------------------------------------------------------------------------------
Balance at beginning of year                     $2,529    $2,566    $2,261    $2,056    $  375
Central Savings acquisition                          --        --        --        --     1,100
Provision for loan losses                           160       170       705       671       884

Charge-offs:
                   Residential real estate         (480)     (124)     (339)     (305)     (262)
                   Commercial real estate            --        --        --      (135)       --
                   Consumer loans                   (25)      (30)      (24)      (17)      (20)
                   Other loans                      (37)      (95)      (63)      (31)      (24)

Recoveries:
                   Residential real estate           83        41        23        20         1
                   Consumer loans                     7         1         3         2         2
------------------------------------------------------------------------------------------------
Net charge-offs                                    (452)     (207)     (400)     (466)     (303)
------------------------------------------------------------------------------------------------
Balance at end of year                           $2,237    $2,529    $2,566    $2,261    $2,056
------------------------------------------------------------------------------------------------
Net loan charge offs as a percent of average
  loans outstanding during the period              0.18%     0.08%     0.16%     0.19%     0.13%
Allowance for loan losses as a percent
  of total loans outstanding at year-end           0.90%     1.01%     1.02%     0.91%     0.81%
Allowance for loan losses as a percent
  of nonaccrual loans                             139.7%    104.2%    122.3%    178.2%    136.5%
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

     At December 31, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under this method, the Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders' equity until realized. As of December 31, 1996, stockholders' equity included approximately $4.0 million, representing the net unrealized gains on securities available for sale, less applicable income taxes. Prior to December 31, 1993, the Company recorded its investment securities available for sale at the lower of aggregate cost or market value with the net unrealized losses reported in non-interest income as a component of "gains (losses) on securities."

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

     Under the investment policy management determines the appropriate classification of securities at the time of purchase. Those securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost.

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

     At December 31, 1996, the Company's investments, which consists of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $622.6 million, representing 70.1% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                                   Investment Portfolio

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1996             1995             1994
------------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                        $109,902         $100,245         $ 22,551
    Term federal funds                               10,000           15,000               --
------------------------------------------------------------------------------------------------
      Total federal funds sold                      119,902          115,245           22,551
  Money market funds                                 24,408            7,260               --
  Interest-bearing deposits in bank                   1,751              941               --
------------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                     $146,061         $123,446         $ 22,551
------------------------------------------------------------------------------------------------
      Percent of total assets                          16.4%            14.4%             2.7%
------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1996             1995             1994
------------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                         160         $    402         $    567
    Mortgage-backed securities                           --               --          172,263
    Other securities                                     --               --               --
------------------------------------------------------------------------------------------------
      Total securities held to maturity                 160              402          172,830

Securities available for sale: (b)
    U.S. Treasury obligations                       140,706          212,115          242,787
    U.S. Government agency obligations                7,877           14,172            6,043
    Other bonds and obligations                       1,000            2,004            1,914
    Marketable equity securities                     15,574           11,290            6,900
    Mortgage-backed securities                      306,595          216,520               --
------------------------------------------------------------------------------------------------
      Total securities available for sale           471,752          456,101          257,644

Trading securities: (b)
    U.S. Treasury obligations                            --               --          112,166
    Investments in mutual funds                       4,672            6,819            3,444
------------------------------------------------------------------------------------------------
      Total trading securities                        4,672            6,819          115,610
------------------------------------------------------------------------------------------------
      Total securities                             $476,584         $463,322         $546,084
------------------------------------------------------------------------------------------------
      Percent of total assets                          53.7%            54.2%            64.7%
------------------------------------------------------------------------------------------------
Total investments                                  $622,645         $586,768         $568,635
Total investments as a percent of total assets         70.1%            68.7%            67.4%
------------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the carrying value of debt securities held to maturity and available for sale at December 31, 1996 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

                        Debt Securities Held to Maturity

                                                           Other
                                                           bonds
                                                           and
(Dollars in thousands)                                     obligations (1)      Total
-----------------------------------------------------------------------------------------
Maturing after 5 years
but within 10 years
  Amount                                                   $ 111               $ 111
  Yield                                                     9.15%               9.15%
Maturing after 10 years
but within 15 years
  Amount                                                      49                  49
  Yield                                                    10.29%              10.29%
-----------------------------------------------------------------------------------------
Total
  Amount                                                   $ 160               $ 160
  Yield                                                     9.50%               9.50%

Average life in years                                       9.65                9.65

                       Debt Securities Available for Sale

                                            U.S.           Other          Mortgage-
                             U. S.          Government     bonds          backed
                             Treasury       agency         and            securities (2)
(Dollars in thousands)       obligations    obligations    obligations                  Total
------------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                      $ 55,820       $   --       $1,000          $     --     $ 56,820
  Yield                           6.92%                     6.35%                          6.91%
Maturing after 1
but within 5 years
  Amount                        80,390        6,899           --             2,408       89,697
  Yield                           6.74%        6.47%                          7.99%        6.75%
Maturing after 5
but within 10 years
  Amount                         2,987        1,000           --            15,975       19,962
  Yield                           6.47%        6.76%                          8.51%        8.12%
Maturing after 10
but within 15 years
  Amount                            --           --           --           287,364      287,364
  Yield                                                                       6.92%        6.92%
------------------------------------------------------------------------------------------------
Total
  Amount                      $139,197       $7,899       $1,000          $305,747     $453,843
  Yield                           6.80%        6.51%        6.35%             7.01%        6.94%
------------------------------------------------------------------------------------------------
Average life in years             1.65         3.81         0.04
Average contractual
 maturity in years                                                           12.84

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are shown at their contractual maturity, but are expected to have shorter lives due to scheduled payments and prepayments.

     At December 31, 1996, the Company did not have an investment in any issuer (other than securities of the U.S. government) in excess of 10% of stockholders equity.


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

     The Company closely monitors its one year "gap" position. One year "gap" is the difference between the amount of assets and liabilities repricing over the next twelve months. An institution with more assets maturing in one year than liabilities could experience a decline in net interest income if interest rates declined. Conversely, an institution with more liabilities repricing in one year than assets could experience a decline in net interest income if rates rose. At December 31, 1996, the one-year cumulative gap position was negative at $36.5 million, or approximately 4.1% of total assets.

     The table on the following page sets forth the Company's repricing "gaps" both in terms of dollar volume and as a percentage of total assets.

     The following table details the projected amounts of the Company's interest-sensitive assets and liabilities at December 31, 1996 that are scheduled or assumed to mature or reprice during the time periods indicated. All earning assets shown are at amortized cost, exclusive of the effects of SFAS No.
115, with the exception of trading securities which are stated at market.
         Interest Rate Sensitivity Gap Analysis - At December 31, 1996

                                     0 - 3     3 - 6      6 - 12    1 - 3     Over 3
(In thousands)                       Months    Months     Months    Years     Years     Total
---------------------------------------------------------------------------------------------
Interest sensitive assets:
  Mortgage loans (1)               $  9,040  $  9,595  $ 22,281  $ 74,374  $108,849  $224,139
  Other loans                        21,637        35     1,432       805     1,613    25,522
---------------------------------------------------------------------------------------------
  Total loans                        30,677     9,630    23,713    75,179   110,462   249,661
  Securities held to maturity            49        --        --       111        --       160
  Securities available for sale:
    mortgage-backed securities (2)    8,950     9,233    19,023    75,106   193,435   305,747
    other                            24,009    17,988    25,837    68,424    22,852   159,110
  Trading securities                  4,672        --        --        --        --     4,672
  Short term investments            134,310        --        --        --        --   134,310
  Term federal funds sold                --    10,000        --        --        --    10,000
  Interest bearing deposits in banks     --        --     1,008       743        --     1,751
---------------------------------------------------------------------------------------------
  Total interest sensitive assets   202,667    46,851    69,581   219,563   326,749   865,411
  Non-interest earning assets            --        --        --        --    22,826    22,826
---------------------------------------------------------------------------------------------
  Total Assets                     $202,667  $ 46,851  $ 69,581  $219,563  $349,575  $888,237

Interest sensitive liabilities:
  NOW accounts (4)                 $     --  $     --  $     --  $     --  $ 45,352  $ 45,352
  Smart Savings accounts             68,969        --        --        --        --    68,969
  Regular savings and
    special notice accounts (3)(4)    5,000     5,000    10,000    32,000   212,865   264,865
  Money market accounts              23,824        --        --        --        --    23,824
  Time certificates of deposit       89,757    67,602    84,180   124,587     3,013   369,139
  Escrow deposits of borrowers        1,271        --        --        --        --     1,271
---------------------------------------------------------------------------------------------
Total interest sensitive
  liabilities                       188,821    72,602    94,180   156,587   261,230   773,420
    Non-interest bearing liabilities     --        --        --        --    22,567    22,567
    Stockholders' equity                 --        --        --        --    92,250    92,250
---------------------------------------------------------------------------------------------
Total liabilities and
    Stockholder's equity           $188,821  $ 72,602  $ 94,180  $156,587  $376,047  $888,237

Period Repricing Difference
   (Period Gap)                      13,846   (25,751)  (24,599)   62,976    65,519    91,991
Cumulative Repricing Difference
   (Cumulative Gap)                  13,846   (11,905)  (36,504)   26,472    91,991
Cumulative Gap as a
   Percentage of Total Assets           1.6%     -1.3%     -4.1%      3.0%     10.4%
---------------------------------------------------------------------------------------------

                                       17

(1) Fixed rate mortgage loan amounts are accumulated as if the entire balance came due on the last contractual payment date and adjustable rate mortgage loan amounts are accumulated as if the entire balance came due on the repricing date. Mortagage amortization, based on regularly scheduled principal payments, is reflected along with an adjustment for prepayments, which is based on historical prepayment information.

(2) The mortgage-backed securities allocation reflects expected cash flows, including anticipated prepayments.

(3) Based on a historical analysis of runoff of regular savings and special notice accounts (SNAs) at various levels at which short term rates exceed savings rates. This analysis anticipates moderate increases in short-term rates during 1997.

(4) Any future changes to the interest rates paid on these accounts is at the sole discretion of management.

     The interest rate sensitivity of the Company's assets and liabilities illustrated in the table above would vary significantly if different assumptions were used or if actual experience differed from that indicated by such assumptions.

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

     The Bank's deposits increased by $34.7 million or 4.6% during the twelve months ended December 31, 1996, from $753.7 million at year end 1995 to $788.4 million at the end of 1996. These were favorable results considering the performance of the stock market and mutual funds which were both fierce competitors for the savers' dollars in 1996. The growth in deposits is primarily attributable to an increase in the Bank's time certificates of deposit which increased by $37.1 million during the past year. The Bank's strategy, in 1996, was to attract more long term deposits from the general public. By selectively increasing certain time certificate of deposit (CD) rates the Bank was successful in increasing its CD deposits with maturities in excess of one year by $29.8 million, representing approximately 86% of its total deposit growth in 1996.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc.

     The Company did not have any borrowed funds in 1996 or 1995. Borrowed funds averaged $159,000 during the year ended December 31, 1994. The highest month end balance of the Company's total borrowings during the year ended December 31, 1994 was $228,000.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:
(In thousands) at December 31,             1996                   1995               1994
------------------------------------------------------------------------------------------------
                                               Percent              Percent              Percent
                                                 of                   of                   of
                                     Amount   Deposits    Amount   Deposits    Amount   Deposits
Demand and NOW
  NOW                                $ 45,352    5.75%    $ 51,197    6.79%    $ 53,428    7.03%
  Demand accounts
   (non interest-bearing)              17,382    2.21       15,216    2.02       14,068    1.85
                                     --------  ------     --------  ------     --------  ------
    Total demand and NOW               62,734    7.96       66,413    8.81       67,496    8.88

Savings:
  Regular savings and
    special notice accounts           333,834   42.35      330,230   43.82      430,143   56.62
  Money market accounts                23,824    3.02       26,368    3.50       28,258    3.72
                                     --------  ------     --------  ------     --------  ------
    Total savings                     357,658   45.37      356,598   47.32      458,401   60.34

Time Certificates of deposit:
  Fixed rate certificates             303,722   38.52      274,684   36.45      187,319   24.66
  Variable rate certificates           65,417    8.30       57,373    7.61       48,102    6.33
                                     --------  ------     --------  ------     --------  ------
    Total time certificates
      of deposit                      369,139   46.82      332,057   44.06      235,421   30.99

Deposit acquisition premium,
  net of amortization                  (1,181)   (.15)      (1,411)   (.19)      (1,642)   (.21)
                                     --------  ------     --------  ------     --------  ------

    Total deposits                   $788,350  100.00%    $753,657  100.00%    $759,676  100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     1996                 1995                1994
------------------------------------------------------------------------------------------------

                                     Average   Average    Average   Average    Average   Average
                                     Balance    Rate      Balance     Rate     Balance     Rate
NOW accounts                         $ 47,977  1.20%      $ 51,301   1.27%     $ 52,884    1.29%
Demand (non interest-bearing)
   accounts                            15,992    --         13,645     --        13,166      --
Money market accounts                  25,205  3.20         28,052   3.29        31,795    2.70
Regular savings and
   special notice accounts            332,851  3.44        359,397   3.59       482,220    3.34
Time certificates of deposit          352,385  5.74        300,141   5.78       186,222    4.57
                                     --------  ----       --------   ----      --------    ----
                                     $774,410  4.27%      $752,536   4.11%     $766,287    3.41%

Investment Management and Trust Services

     In 1992, the Bank acquired a trust division as part of its Central Savings Bank acquisition. The Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 1996 the Trust Division had approximately $26.5 million (market value) of assets in custody and under management.

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

     The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, fair lending, fair credit reporting, real estate settlement procedures, funds availability, disclosure to consumers and financial accounting, reporting and recordkeeping. In the event the Bank did not operate in accordance with FDIC statutes, regulations or policies, the FDIC has authority to terminate insurance of the Bank's deposit accounts and the FDIC and the Commissioner of Banks have authority to impose other sanctions for such non-compliance. For a discussion of the Bank's capital adequacy, see Note 13 of Notes to Consolidated Financial Statements appearing in the Company's 1996 Annual Report to Stockholders, which is incorporated herein by reference.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made significant changes in federal laws governing depository institutions and the FDIC. Among other changes, FDICIA requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that do not meet applicable regulatory capital requirements. In addition, FDICIA prohibits state chartered banks from engaging, as principals, in activities such as equity investments and insurance underwriting, which are not permissible for national banks, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund and the state bank is in compliance with applicable capital standards. An insured state bank, such as MASSBANK, may to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991, which MASSBANK did, and provided further that the aggregate amount of the investment does not exceed 100 percent of the Bank's capital. At December 31, 1996, the Bank had marketable equity securities with a market value of approximately $15.6 million, representing 17.1% of the Bank's equity capital. In addition, FDICIA limits the aggregate amount a bank may lend to its directors, executive officers and principal shareholders and their related interests, prohibits depository institutions that are not well capitalized from accepting brokered deposits without an express waiver from the FDIC, requires uniform disclosures to consumers of the terms of bank deposit accounts, and requires banks to give regulators and bank customers advance notice of branch closings. FDICIA also establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment.

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

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 1996, the Bank had 149 full-time employees, including 29 officers, and 61 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has four wholly-owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, Readibank Equipment Corporation and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $38.3 million and $60.5 million, at December 31, 1996, respectively.

     Readibank Equipment Corporation is an office equipment and furniture lessor whose sole lessee is the Bank. Assets of Readibank Equipment Corporation totaled $218 thousand at December 31, 1996.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $636 thousand at December 31, 1996.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of February 28, 1997 are as follows:

Name                           Age        Office

Gerard H. Brandi               48         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

Raymond A. Brearey             60         Vice President of the Bank

David F. Carroll               49         Vice President of the Bank

Reginald E. Cormier            49         Vice President, Treasurer and Chief
                                          Financial Officer of the Company and
                                          the Bank

Donald R. Washburn             53         Senior Vice President of the Bank

Donna H. West                  51         Senior Vice President of the Bank
                                          and Assistant Secretary of the
                                          Company

     Gerard H. Brandi. Mr. Brandi has served in various capacities with MASSBANK since he joined the Bank in 1975 as Vice President of the Lending Division. He served as Senior Vice President from 1978 to 1981, Executive Vice President and Senior Lending Officer from 1981 to 1983, and Executive Vice President and Treasurer from 1983 to 1986. Mr. Brandi was named President of the Company and the Bank in 1986, Chief Executive Officer in 1992 and Chairman in 1993.

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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has thirteen branches and three operations facilities. The Bank owns its main office, two operations facilities and six of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 1996, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.
                                                      Owned     Lease       Renewal
                                                        or    Expiration    Option
Location                                              Leased    Date        Through
MAIN OFFICE:   123 Haven Street, Reading, MA           Owned    ----         ----
BRANCH         476 Main Street, Melrose, MA            Owned    ----         ----
 OFFICES:       27 Melrose Street, Towers Plaza,
                   Melrose, MA                         Leased   2004         2014
               370 Main Street, Wilmington, MA         Owned    ----         ----
               219 Lowell Street, Lucci's Plaza,
                   Wilmington, MA                      Leased   2006         ----
               240 Main Street, Stoneham, MA           Leased   1998         2003
              4110 Mystic Valley Pkwy, Medford, MA     Leased   2001         ----
               296 Chelmsford Street, Chelmsford, MA   Leased   1998         ----
                17 North Road, Chelmsford, MA          Leased   1999         (1)
                45 Broadway Road, Dracut, MA           Leased   2002         ----
                50 Central Street, Lowell, MA          Owned    ----         ----
               755 Lakeview Avenue, Lowell, MA         Owned    ----         ----
              1800 Main Street, Tewksbury, MA          Owned    ----         ----
               203 Littleton Road, Westford, MA        Owned    ----         ----
OPERATIONS
 FACILITIES:   159 Haven Street, Reading, MA           Owned    ----         ----
               169 Haven Street, Reading, MA           Owned    ----         ----
                11 North Road, Chelmsford, MA          Leased   1999         (1)

(1) Bank has option to purchase in year 2000.

Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 1996, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 1996 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG Peat Marwick LLP, contained in the Registrant's 1996 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 49 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

        None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

     The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in Note 5 of the Financial Statements under the caption "Loans" in the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:
(a)1. Financial Statements
                                                              Reference to 1996
                                                                Annual Report
                                                               to Stockholders
                                                                   (Pages)
Independent Auditors' Report                                         21
Consolidated balance sheets at December 31,
  1996 and 1995                                                      22
Consolidated statements of income for the three
  years ended December 31, 1996                                      23
Consolidated statements of cash flows for the three
  years ended December 31, 1996                                   24-25
Consolidated statements of changes in stockholders'
  equity for the three years ended December 31,
  1996                                                               26
Notes to consolidated financial statements                        27-49

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

    10.3.11 Executive Severance Agreement with Gerard H. Brandi dated as of January 18, 1994 - incorporated by reference to exhibit 10.3.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.12 Executive Severance Agreement with David F. Carroll dated as of December 23, 1993 - incorporated by reference to exhibit 10.3.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.13 Executive Severance Agreement with Reginald E. Cormier dated as of December 23, 1993 - incorporated by reference to exhibit 10.3.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

    10.3.14 Executive Severance Agreement with Donald R. Washburn dated as of December 23, 1993 - incorporated by reference to exhibit 10.3.14 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

  Exhibit No.         Description of Exhibit

    10.3.15 Executive Severance Agreement with Donna H. West dated as of December 23, 1993 - incorporated by reference to exhibit 10.3.15 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993.

       10.4 Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi - incorporated by reference to Exhibit 10.4 of Registrant's annual report on Form 10-K for the year ended December 31, 1986.

     10.4.1 Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are attached hereto as
                      Exhibit 10.4.1 to this Annual Report on Form 10-K.

       11.1 Computation of Per Share Earnings - Computation of primary and fully diluted earnings per share is attached hereto as Exhibit 11.1 to this Annual Report on Form 10-K.

         12 Statement re: Computation of Ratios - Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

         13 1996 Annual Report to Stockholders - except for those portions of the 1996 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 1996 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

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




/s/Gerard H. Brandi            Chairman, President,
--------------------------     Chief Executive Officer and
Gerard H. Brandi               Director                         March 24, 1997
                                                                --------------


/s/Reginald E. Cormier         Vice President, Treasurer
--------------------------     and Chief Financial Officer
Reginald E. Cormier            (Principal Financial and
                               Accounting Officer)              March 24, 1997
                                                                --------------


/s/Samuel Altschuler           Director                         March 19, 1997
--------------------------                                      --------------
Samuel Altschuler



/s/Mathias B. Bedell           Director
--------------------------
Mathias B. Bedell



/s/Allan S. Bufferd            Director                         March 24, 1997
--------------------------                                      --------------
Allan S. Bufferd



                               Director
--------------------------
Peter W. Carr



/s/Alexander S. Costello       Director                         March 24, 1997
--------------------------                                      --------------
Alexander S. Costello

/s/Robert S. Cummings          Director                         March 20, 1997
--------------------------                                      --------------
Robert S. Cummings



/s/Louise A. Hickey            Director                         March 20, 1997
--------------------------                                      --------------
Louise A. Hickey



                               Director
--------------------------
Leonard Lapidus



/s/Stephen E. Marshall         Director                         March 21, 1997
--------------------------                                      --------------
Stephen E. Marshall



/s/Arthur W. McPherson         Director                         March 19, 1997
--------------------------                                      --------------
Arthur W. McPherson



/s/Herbert G. Schurian          Director                        March 19, 1997
--------------------------                                      --------------
Herbert G. Schurian



/s/Donald B. Stackhouse         Director                        March 19, 1997
--------------------------                                      --------------
Donald B. Stackhouse