Form 10-Q
period 1997-03-31
MASSBANK CORP
filed 1997-05-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

          /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
OR
          / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at April 30, 1997: 2,687,964 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 1997 (unaudited) and December 31, 1996                  3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 1997 and 1996              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 1997 (unaudited)
             and the year ended December 31, 1996                            5

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 1997 and 1996        6  -  7

           Condensed Notes to the Consolidated Financial Statements    8  -  9

           Average Consolidated Balance Sheets
             for the three months ended March 31, 1997 and 1996       10  - 11

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12  - 24



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  25

ITEM 2.  Changes in Securities                                              25

ITEM 3.  Defaults Upon Senior Securities                                    25

ITEM 4.  Submission of Matters to a Vote of Security Holders                25

ITEM 5.  Other Information                                                  25

ITEM 6.  Exhibits and Reports on Form 8-K                                   25


Signature Page                                                              26

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                          March 31,  December 31,
	                                                            1997         1996
                                                        (unaudited)
Assets:
Cash and due from banks                                   $  7,656    $  6,612
Short-term investments (Note 4)                            105,423     134,310
______________________________________________________________________________
    Total cash and cash equivalents                        113,079     140,922
Term federal funds sold                                     15,000      10,000
Interest-bearing deposits in banks                           1,780       1,751
Securities held to maturity, at amortized cost
  (market value of $155 in 1997 and $160 in 1996)              155         160
Securities available for sale, at market value
  (amortized cost of $495,527 in 1997
   and $464,857 in 1996)                                   495,702     471,752
Trading securities, at market value                         13,229       4,672
Loans: (Note 5)
  Mortgage loans                                           226,921     224,139
  Other loans                                               24,687      25,522
  Less: allowance for loan losses                           (2,210)     (2,237)
______________________________________________________________________________
    Net loans                                              249,398     247,424
Premises and equipment                                       4,064       4,095
Real estate acquired through foreclosure                       443         503
Accrued interest receivable                                  5,817       5,647
Deferred income tax asset, net                               1,023          --
Other assets                                                 1,427       1,311
______________________________________________________________________________
    Total assets                                          $901,117    $888,237
Liabilities and Stockholders' Equity:
Deposits                                                  $794,973    $788,350
Escrow deposits of borrowers                                 1,406       1,271
Employee stock ownership plan liability                        937         937
Accrued income taxes payable                                   371         805
Deferred income taxes payable, net                              --       1,789
Other liabilities                                           13,485       2,835
______________________________________________________________________________
    Total liabilities                                      811,172     795,987
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                   --          --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,480,125 and
     5,476,125 shares issued, respectively                   5,480       5,476
  Additional paid-in capital                                57,941      57,858
  Retained earnings                                         67,516      65,756
______________________________________________________________________________
                                                           130,937     129,090
  Treasury stock at cost, 2,794,411 and
    2,789,411 shares, respectively                         (40,106)    (39,904)
  Net unrealized gains on securities
    available for sale, net of tax effect                       51       4,001
  Common stock acquired by ESOP                               (937)       (937)
______________________________________________________________________________
    Total stockholders' equity                              89,945      92,250
______________________________________________________________________________
    Total liabilities and stockholders' equity            $901,117    $888,237

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                            Three months ended
                                                                 March 31,
(In thousands except share data)                            1997          1996
______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                        $ 4,237      $ 4,199
    Other loans                                               560          646
    Securities available for sale:
      Mortgage-backed securities                            5,365        3,930
      Other securities                                      2,682        3,327
    Trading securities                                         95          200
    Federal funds sold                                      1,482        1,579
    Other investments                                         339          243
______________________________________________________________________________
      Total interest and dividend income                   14,760       14,124
______________________________________________________________________________
Interest expense:
    Deposits                                                8,349        8,009
______________________________________________________________________________
      Total interest expense                                8,349        8,009
______________________________________________________________________________
      Net interest income                                   6,411        6,115
Provision for loan losses                                      68           30
______________________________________________________________________________
      Net interest income after provision for loan losses   6,343        6,085
______________________________________________________________________________
Non-interest income:
    Deposit account service fees                              222          218
    Gains on securities, net                                  468          207
    Other                                                     204          192
______________________________________________________________________________
      Total non-interest income                               894          617
______________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                          1,869        1,772
    Occupancy and equipment                                   503          517
    Data processing                                           145          153
    Professional services                                     137          109
    Merger and acquisition related expense                     40           --
    Advertising and marketing                                  56           54
    Amortization of intangibles                                58           58
    Other                                                     387          393
______________________________________________________________________________
      Total non-interest expense                            3,195        3,056
______________________________________________________________________________
      Income before income taxes                            4,042        3,646
Income tax expense                                          1,569        1,423
______________________________________________________________________________
      Net income                                          $ 2,473      $ 2,223
______________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                               2,735,154    2,783,426
  Fully diluted                                         2,736,719    2,784,454
______________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                 $  0.90      $  0.80
  Fully diluted                                              0.90         0.80
______________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 1997 (unaudited)
and the Year Ended December 31, 1996
(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                 ON SECURITIES    COMMON
                                                ADDITIONAL                       AVAILABLE FOR     STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK      TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1995           $ 5,425    $56,842    $58,773    $(36,370)    $ 7,240    $(1,093)    $90,817
  Net income                                --         --      9,427          --          --         --       9,427
  Cash dividends declared and paid
    ($0.92 per share)                       --         --     (2,459)         --          --         --     ( 2,459)
  Tax benefit resulting from dividends
    paid on unallocated shares held by
    the ESOP                                                      15                                             15
  Net decrease in liability to ESOP         --         --         --          --          --        156         156
  Amortization of ESOP shares
    committed to be released                --         63         --          --          --         --          63
  Purchase of treasury stock                --         --         --      (3,534)         --         --      (3,534)
  Exercise of stock options
    and related tax benefits                51        953         --          --          --         --       1,004
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      (3,239)        --      (3,239)
____________________________________________________________________________________________________________________
Balance at December 31, 1996             5,476     57,858     65,756     (39,904)      4,001       (937)     92,250
  Net Income                                --         --      2,473          --          --         --       2,473
  Cash dividends declared and paid
    ($0.27 per share)                       --         --       (716)         --          --         --        (716)
  Tax benefit resulting from dividends
    paid on unallocated shares held by
    the ESOP                                                       3                                              3
  Purchase of treasury stock                --         --         --        (202)         --         --        (202)
  Exercise of stock options
    and related tax benefits                 4         83         --          --          --         --          87
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --      (3,950)        --      (3,950)
_____________________________________________________________________________________________________________________
Balance at March 31, 1997              $ 5,480    $57,941    $67,516    $(40,106)    $    51    $  (937)    $89,945
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                              1997       1996
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 2,473   $ 2,223
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                               115       107
    Amortization of deposit acquisition premium                  58        57
    Amortization of loan valuation premium                       16        16
    (Increase) decrease in accrued interest receivable         (170)      501
    Increase (decrease) in other liabilities                    250        (4)
    Decrease in current income taxes payable                   (434)     (560)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (259)     (238)
    Net trading securities activity                          (8,589)  (34,896)
    Gains on securities available for sale                     (500)     (355)
    Losses on trading securities                                 32       148
    Increase in deferred mortgage loan
      origination fees, net of amortization                      45        34
    Deferred income tax expense (benefit)                       (42)       25
    Increase in other assets                                   (146)     (113)
    Loans originated for sale                                    --       (45)
    Loans sold                                                   --       163
    Provision for loan losses                                    68        30
    Provisions for losses and writedowns on real estate
      acquired through foreclosure                               --         8
    Gains on sales of real estate acquired through
      foreclosure                                                (7)       --
    Increase in escrow deposits of borrowers                    135       106
______________________________________________________________________________
        Net cash used in operating activities                (6,955)  (32,793)
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                          (5,000)       --
    Purchases of bank certificates of deposit                   (29)     (726)
    Proceeds from sales of investment securities
      available for sale                                      9,279    11,543
    Proceeds from maturities of investment securities
      held to maturity and available for sale                13,000    36,225
    Purchases of investment securities available for sale   (30,835)  (10,576)
    Purchases of mortgage-backed securities                 (19,713)  (56,137)
    Principal repayments of mortgage-backed securities        8,789     7,578
    Principal repayments of tax-exempt bonds                      4         5
    Loans originated                                        (12,798)  (12,365)
    Loan principal payments received                         10,478    11,363
    Purchases of premises & equipment                           (84)      (37)
    Proceeds from sales of real estate acquired
      through foreclosure                                       284        --
______________________________________________________________________________
        Net cash used in investing activities               (26,625)  (13,127)
______________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)



                                                          Three Months Ended
                                                                 March 31,
                                                              1997     1996
                                                              ____     ____
                                                              (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                  6,565    11,670
    Payments to acquire treasury stock                         (202)   (1,225)
    Issuance of common stock under stock option plan             70       329
    Tax benefit resulting from stock options exercised           17       196
    Dividends paid on common stock                             (716)     (597)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                         3        --
______________________________________________________________________________
      Net cash provided by financing activities               5,737    10,373
______________________________________________________________________________
      Net decrease in cash and cash equivalents             (27,843)  (35,547)
    Cash and cash equivalents at beginning of period        140,922   125,655
______________________________________________________________________________
    Cash and cash equivalents at end of period             $113,079  $ 90,108
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest               $  8,338  $  8,005
    Cash paid during the period for taxes, net of refunds     2,023     1,762
    Purchase of securities incomplete (not settled) at
      beginning of period which settled during the period        30       138
Non-cash transactions:
    SFAS 115:
      Decrease in stockholders' equity                       (3,950)   (4,490)
      Decrease in deferred tax liabilities                   (2,770)   (3,212)
    Transfers from loans to real estate acquired
      through foreclosure                                       217        29
    Purchases of securities incomplete (not settled)
      at end of period                                       10,551        40
    Sales of securities incomplete (not settled) at
      end of period                                             151       119
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 1997 and December 31, 1996, and its operating results for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1996.


(2)  Earnings Per Common Share
     The computation of earnings per common share for the three months ended March 31, 1997 and 1996 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

     For earnings per share computations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.


(3)  Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(4)  Short-Term Investments
     Short-term investments consist of the following:
____________________________________________________________________________________
                                                    At                 At
(In thousands)                               March 31, 1997    December 31, 1996
____________________________________________________________________________________
  Federal funds sold (overnight)                $ 85,707             $109,902
  Money market funds                              19,716               24,408
____________________________________________________________________________________
    Total short-term investments                $105,423             $134,310
____________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(5)  Commitments
     At March 31, 1997, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $6,851,000 and commitments under existing home equity lines of credit and other loans of approximately $19,320,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 1997, the Company had a performance standby letter of credit conveyed to others in the amount of $937,000 which is also not reflected on the consolidated balance sheet.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           March 31,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $112,977  $ 1,482   5.32%   $117,766  $ 1,579   5.39%
  Short-term investments (2)       25,666      336   5.31      18,003      240   5.36
  Investment securities           170,616    2,724   6.39     212,569    3,366   6.33
  Mortgage-backed securities      308,492    5,365   6.96     228,215    3,930   6.89
  Trading securities                6,476       95   5.97      14,321      200   5.62
  Mortgage loans (1)              225,649    4,237   7.51     221,016    4,199   7.60
  Other loans (1)                  25,233      560   8.88      28,172      646   9.18
__________________________________________________            ________________
    Total earning assets          875,109   14,799   6.77%    840,062  $14,160   6.74%

Allowance for loan losses           2,200                       2,539
__________________________________________________________________________________________
    Total earning assets
      less allowance for
       loan losses                872,909                     837,523

Other assets                       17,805                      18,717
__________________________________________________________________________________________
    Total assets                 $890,714                    $856,240
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - Continued
                                                      Three Months Ended
                                                           March 31,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 63,359  $   128   0.82%   $ 64,355  $   155   0.97%
  Savings                         357,098    3,053   3.47     357,018    3,015   3.39
  Time certificates of deposit    371,170    5,168   5.65     335,830    4,839   5.80
__________________________________________________            ________________
    Total deposits                791,627    8,349   4.28     757,203    8,009   4.25

Other liabilities                   5,778                       7,722
__________________________________________________________________________________________
    Total liabilities             797,405                     764,925
Stockholders' Equity               93,309                      91,315
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $890,714                    $856,240
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,450                       6,151
Less adjustment of tax-exempt
  interest income                               39                          36
__________________________________________________________________________________________
Net interest income                        $ 6,411                     $ 6,115
__________________________________________________________________________________________
Interest rate spread                                 2.49%                       2.49%
__________________________________________________________________________________________
Net interest margin (3)                              2.95%                       2.93%
__________________________________________________________________________________________

(1)  Loans on non-accrual status are included in the average balance.
(2) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3) Net interest income (tax equivalent basis) before provision for loan losses divided by average interest-earning assets.
(4)  Includes the effects of SFAS No. 115.

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 1997

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


Results of Operations

General
     For the quarter ended March 31, 1997, MASSBANK Corp. reported consolidated net income of $2,473,000 or $0.90 per share. These results represent increases of 11.2% and 12.5%, respectively, from the $2,223,000 in consolidated net income and $0.80 per share earned in 1996's first quarter. The Company's favorable performance in the recent quarter can be attributed to increases in net interest income and net securities gains. These improvements were partially offset by increases in non-interest expense and a higher provision for loan losses.

     The Company's profitability measurements also showed improvement in the recent quarter. MASSBANK Corp.'s annualized return on average assets for the first quarter of 1997 increased to 1.11% from 1.04% for the comparable quarter of 1996.

     The annualized return on average realized equity increased to 11.08% in the recent quarter from 10.52% in the first quarter of 1996.


Net Interest Income
     Net interest income was $6.4 million for the first quarter of 1997 as compared to $6.1 million for the same period in 1996. As detailed in the average balance sheets on pages 10 and 11, this increase resulted from the growth in the Company's interest-earning assets coupled with a modest increase in net interest margin. The net interest margin for the three months ended March 31, 1997 and 1996 was 2.95% and 2.93%, respectively.

     The Company's interest rate spread was 2.49% for the first quarter of 1997, unchanged from the first quarter of 1996. The yield on the Company's average earning assets in the first quarter of 1997 increased by 3 basis points to 6.77% from 6.74% in the corresponding quarter of 1996. This improvement was offset by a similar increase in the Company's average cost of funds which increased from 4.25% in the first quarter of 1996 to 4.28% in the recent quarter.

     Average earning assets for the quarter ended March 31, 1997 increased to $875.1 million from $840.1 million for the corresponding quarter in 1996.

Provision for Loan Losses
     The allowance for loan losses is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     The provision for loan losses for the first quarter of 1997 was $68,000 versus $30,000 for the comparable period in 1996. This increase was due to the higher level of loan charge-offs which the Bank has experienced in recent quarters. Loan charge-offs net of recoveries were $95,000 and $55,000 for the respective quarters.

     The reserve coverage as a percentage of the Bank's nonaccrual loans showed improvement in the recent quarter. At March 31, 1997, MASSBANK's allowance for loan losses totalled $2.2 million representing 173% of nonaccrual loans compared to $2.5 million representing 97% of nonaccrual loans at the end of the first quarter in 1996.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains or losses on securities and other non-interest income.

     Non-interest income for the first quarter of 1997 totalled $894,000, up $277,000 or 45% from the $617,000 reported in the corresponding quarter last year. This increase is principally due to net gains on securities of $468,000 reported in the recent quarter versus $207,000 reported in the first quarter of 1996. The Company continues to benefit from the stock market's strong performance, particularly in 1996. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $4.4 million at March 31, 1997.


Non-Interest Expense
     Non-interest expenses increased by $139,000, or 4.5%, to $3,195,000 in the first quarter of 1997 from $3,056,000 in the first quarter of 1996.

     Salaries and employee benefits, the largest component of non-interest expense, increased $97,000 or 5.5% from $1,772,000 in the first quarter of 1996 to $1,869,000 in the recent quarter. This increase is due principally to salary increases and an increase in employee health insurance expense. In the first quarter, last year, MASSBANK received a one-time reduction in employee health insurance premium equal to one full month's expense. There was no such reduction in 1997.

     Occupancy and equipment expenses decreased from $517,000 in the first quarter of 1996 to $503,000 in the first quarter of 1997, due largely to a reduction in snow removal expense, the results of a milder winter.

     Data Processing expenses decreased 5.2% from $153,000 for the quarter ended March 31, 1996 to $145,000 for the quarter ended March 31, 1997 due, in part, to a decrease in the number of loans and deposit accounts.

     Professional fees increased 25.7% from $109,000 in the first quarter 1996 to $137,000 in the recent quarter due primarily to an increase in corporate legal fees.

     Merger and acquisition related expenses incurred in connection with the acquisition of the Glendale Co-operative Bank totalled $40,000 in the first quarter of 1997. On February 26, 1997, MASSBANK, (the "Bank") announced that it had signed a definitive merger agreement under which it would acquire all of the outstanding shares of Glendale Co-operative Bank ("Glendale") of Everett, Massachusetts. The transaction remains subject to approval by Glendale's shareholders, various regulatory agencies and satisfaction of certain financial contingencies. It is anticipated that the transaction will close in the third quarter of 1997. The transaction will be accounted for as a purchase.

     All other expenses combined totalled $501,000 in the recent quarter versus $505,000 for the same quarter a year ago.


Income Tax Expense
     The Company, the Bank and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,569,000 for the three months ended March 31, 1997 from $1,423,000 for the same period in 1996.

     The increase is due principally to higher income before taxes. The Company's combined effective income tax rate for the first three months of 1997 is 38.8% as compared to 39.0% for the same period a year ago.

Federal Taxation

General
     The Company, the Bank and its subsidiaries will report their income on a (October 31) fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank and its subsidiaries or the Company.

Bad Debt Reserve
     In August, 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $7.3 million.


Distributions
     To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Financial Condition
     The Company's total assets this past quarter increased by $12.9 million from $888.2 million at December 31, 1996 to $901.1 million at March 31, 1997. This was due primarily to an increase in investment securities. At March 31, 1997, the Company's balance sheet included approximately $10.4 million in investment securities purchases which did not settle until April, 1997. The corresponding liability for these securities is included in other liabilities.

     Total stockholders' equity was $89.9 million at March 31, 1997, down from $92.2 million at December 31, 1996. The decrease in stockholders' equity resulted primarily from unrealized depreciation in the market value of the Bank's securities available for sale portfolio. This was due to the upward movement in market interest rates experienced during the period. The net unrealized gains of $4.0 million, net of tax effect, reported as part of stockholders' equity at December 31, 1996 changed to net unrealized gains of $0.1 million, net of tax effect, at March 31, 1997.

     The Company's book value per share at March 31, 1997 was $33.49 compared to $34.34 at December 31, 1996.


Investments
     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, increased from $622.6 million at year end 1996 to $631.3 million at March 31, 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $15.2 million as of March 31, 1997, which has yielded substantial realized and unrealized gains. The majority of the Bank's investment securities, $509.1 million at March 31, 1997, are classified as either available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance, the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     During this first quarter of 1997, the Bank continued to shift the mix of its securities portfolio towards a larger proportion in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $322.3 million at March 31, 1997 versus $306.6 million at year end 1996.

     The Bank's portfolio of trading securities was also increased in the recent quarter from $4.7 million at December 31, 1996 to $13.2 million at March 31, 1997. This increase was due to the purchase of U.S. Treasury bills during the period. Trading securities consisted of the following as of the dates shown:


                                                   March 31,      December 31,
(In thousands)                                       1997             1996
                                                   _________      ____________

U.S. Treasury bills                                 $ 9,609         $    --
Investment in mutual funds                            3,620           4,672
                                                    _______         _______
    Total                                           $13,229         $ 4,672

FINANCIAL CONDITION

Investment Securities
     The following table presents the amortized cost and estimated market value of investment securities at March 31, 1997 and December 31, 1996 with gross unrealized gains and losses:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At March 31, 1997           Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    155    $     --     $     --    $    155
__________________________________________________________________________________________
    Total securities held to maturity       $    155    $     --     $     --    $    155
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $150,091    $    567     $   (267)   $150,391
    U.S. Government agency obligations         7,899          11         (116)      7,794
__________________________________________________________________________________________
      Total                                 $157,990    $    578     $   (383)   $158,185
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             67,673         384       (1,065)     66,992
    Federal Home Loan Mortgage
      Corporation                            249,858         572       (4,563)    245,867
    Federal National Mortgage
      Association                              8,732         270           --       9,002
    Other                                        430          21           --         451
__________________________________________________________________________________________
      Total mortgage-backed securities       326,693       1,247       (5,628)    322,312
__________________________________________________________________________________________
      Total debt securities                  484,683       1,825       (6,011)    480,497
__________________________________________________________________________________________
  Equity securities                           10,844       4,499         (138)     15,205
__________________________________________________________________________________________
      Total securities available for sale    495,527    $  6,324     $ (6,149)   $495,702
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                           175
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $495,702
__________________________________________________________________________________________

Trading securities                          $ 13,400                             $ 13,229
__________________________________________________________________________________________

Investment Securities (continued)
__________________________________________________________________________________________
                                                            Gross          Gross
(In thousands) At December 31, 1996        Amortized   Unrealized     Unrealized    Market
                                                Cost        Gains         Losses     Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    160      $     --    $     --    $    160
__________________________________________________________________________________________
      Total securities held to maturity     $    160      $     --    $     --    $    160
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $139,197      $  1,509    $     --    $140,706
    U.S. Government agency obligations         7,899            31         (53)      7,877
    Other bonds and obligations                1,000            --          --       1,000
__________________________________________________________________________________________
      Total                                  148,096         1,540         (53)    149,583
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             69,903           987        (480)     70,410
    Federal Home Loan Mortgage
      Corporation                            226,130         1,878      (1,920)    226,088
    Federal National Mortgage
      Association                              9,261           356          --       9,617
    Other                                        453            27          --         480
__________________________________________________________________________________________
      Total mortgage-backed securities       305,747         3,248      (2,400)    306,595
__________________________________________________________________________________________
      Total debt securities                  453,843         4,788      (2,453)    456,178
__________________________________________________________________________________________
  Equity securities                           11,014         4,624         (64)     15,574
__________________________________________________________________________________________
      Total securities available for sale    464,857      $  9,412    $ (2,517)   $471,752
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         6,895
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $471,752
__________________________________________________________________________________________

Trading securities                          $  4,790                              $  4,672
__________________________________________________________________________________________

Investment Securities (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at
March 31, 1997 and December 31, 1996 are as follows:
                                                            March 31, 1997
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 55,829   $ 56,091      $     --    $    --
After 1 year through 5 years                    98,173     98,194            --         --
After 5 years through 10 years                   3,988      3,900           107        107
After 10 years through 15 years                     --         --            48         48
                                              ________    _______      ________    _______
                                               157,990    158,185           155        155
Mortgage-backed securities                     326,693    322,312            --         --
                                              ________    _______      ________    _______
                                              $484,683   $480,497      $    155    $   155

                                                             December 31, 1996
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 56,820   $ 57,120      $    --     $    --
After 1 year through 5 years                    87,289     88,470           --          --
After 5 years through 10 years                   3,987      3,993          111         111
After 10 years through 15 years                     --         --           49          49
                                              ________    _______       ______      ______
                                               148,096    149,583          160         160
Mortgage-backed securities                     305,747    306,595           --          --
                                              ________    _______       ______      ______
                                              $453,843   $456,178      $   160     $   160

Loans
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                     At                    At
(In thousands)                                 March 31, 1997       December 31, 1996
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $223,647               $219,347
  Commercial                                         3,293                  4,121
  Construction                                         760                  1,388
_______________________________________________________________________________________
                                                   227,700                224,856
Add:  Premium on loans                                 309                    325
Less: deferred mortgage loan origination fees       (1,088)                (1,042)
_______________________________________________________________________________________
      Total mortgage loans                         226,921                224,139

Other loans:
  Consumer:
    Installment                                      1,861                  1,967
    Guaranteed education                             9,628                  9,729
    Other secured                                    1,521                  1,611
    Home equity lines of credit                     10,898                 11,316
    Unsecured                                          264                    271
_______________________________________________________________________________________
      Total consumer loans                          24,172                 24,894
  Commercial                                           515                    628
_______________________________________________________________________________________
      Total other loans                             24,687                 25,522
_______________________________________________________________________________________
      Total loans                                 $251,608               $249,661
_______________________________________________________________________________________


     The Bank's loan portfolio increased slightly during the recent quarter, from $249.7 million at December 31, 1996 to $251.6 million at March 31, 1997.
All of the increase was in the residential 1-4 family category as loan originations during this period exceeded loan amortization and payoffs.

     Loan originations, which are sensitive to interest rates, remained flat for the recent quarter as the recent rise in interest rates affected both the mortgage refinance and home purchase markets and also reduced the demand for consumer and other loans. Loan originations totalled $12.8 million for the three months ended March 31, 1997 compared to $12.4 million for the same period last year.

Non-Performing Assets
     The following table shows the composition of the Bank's non-performing assets at March 31, 1997 and 1996, and December 31, 1996:

                                              At            At              At
                                          March 31,     December 31,     March 31,
(In thousands)                              1997           1996            1996
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $ 1,275        $ 1,601       $ 2,586
Real estate acquired through foreclosure      443            503           276
____________________________________________________________________________________
Total non-performing assets               $ 1,718        $ 2,104       $ 2,862
____________________________________________________________________________________
Allowance for loan losses                 $ 2,210        $ 2,237       $ 2,504
Allowance as percent of
  non-accrual loans                         173.3 %        139.7 %        96.8 %
Non-accrual loans as percent
  of total loans                              0.51%          0.64%         1.03%
Non-performing assets as percent
  of total assets                             0.19%          0.24%         0.33%
____________________________________________________________________________________

     The Bank does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on nonaccrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1996 to March 31, 1997 as noted in the table above. The principal balance of non-accrual loans was $1.3 million, or approximately 1/2 of 1% of total loans and real estate acquired through foreclosure was $443 thousand at March 31, 1997. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of March 31, 1997.


Allowance For Loan Losses
     An analysis of the activity in the allowance for loan losses is as follows:
                                                            Three Months Ended
                                                                 March 31,
                                                            1997           1996
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,237        $ 2,529
Provision for loan losses                                     68             30
Recoveries of loans previously charged-off                    35              4
Less:  Charge-offs                                          (130)           (59)
_________________________________________________________________________________

Balance at end of period                                 $ 2,210        $ 2,504
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

     At March 31, 1997 the balance of the allowance for loan losses was $2,210,000 representing 173.3% of nonaccrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.


Deposits
     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $6.6 million to $795.0 million at March 31, 1997 from $788.4 million at December 31, 1996.

Deposits (continued)


     The composition of the Bank's total deposits at the dates shown are summarized as follows:
                                                March 31,         December 31,
                                                  1997                1996
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 64,182            $ 62,734
Savings and money market accounts               358,253             357,658
Time certificates of deposit                    373,661             369,139
Deposit acquisition premium,
  net of amortization                            (1,123)             (1,181)
________________________________________________________________________________

    Total deposits                             $794,973            $788,350
________________________________________________________________________________

Recent Accounting Developments
       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock, (that is, securities such as options, warrants or convertible securities). This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15.

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 1997 the Bank had $85.7 million or 9.5% of total assets and $167.8 million or 18.6% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

     The Bank is a Federal Deposit Insurance Corporation ("FDIC") insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The new risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital ratios. Tier II components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt. Tier I plus the Tier II capital components is referred to as total qualifying capital.

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 1997, the Bank had a leverage Tier I capital to total assets ratio of 9.61%, a Tier I capital to risk-weighted assets ratio of 33.82% and a total capital to risk-weighted assets ratio of 34.68%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 9.85%, Tier I capital to risk-weighted assets of 34.64% and total capital to risk-weighted assets of 35.51% at March 31, 1997.


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

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 1997, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                               MASSBANK Corp. & Subsidiaries
                                               ______________________________
                                                          (Registrant)




Date    May 14, 1997                               /s/Gerard H. Brandi
        ____________                               ______________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    May 14, 1997                               /s/Reginald E. Cormier
        ____________                               ______________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO