Form 10-Q
period 1997-06-30
MASSBANK CORP
filed 1997-08-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at July 31, 1997: 2,685,789 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and December 31, 1996                   3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 1997 and 1996               4
             and for the six months ended June 30, 1997 and 1996             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1997 (unaudited)
             and the year ended December 31, 1996                            6

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1997 and 1996           7  -  8

           Condensed Notes to the Consolidated Financial Statements    9  - 10

           Average Consolidated Balance Sheets
             for the three months ended June 30, 1997 and 1996
             and for the six months ended June 30, 1997 and 1996      11  - 14

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        15  - 31



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  32

ITEM 2.  Changes in Securities                                              32

ITEM 3.  Defaults Upon Senior Securities                                    32

ITEM 4.  Submission of Matters to a Vote of Security Holders                32

ITEM 5.  Other Information                                                  32

ITEM 6.  Exhibits and Reports on Form 8-K                                   32


Signature Page                                                              33

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                          June 30,  December 31,
	                                                            1997         1996
                                                         (unaudited)
Assets:
Cash and due from banks                                   $  7,560    $  6,612
Short-term investments (Note 4)                            125,122     134,310
______________________________________________________________________________
    Total cash and cash equivalents                        132,682     140,922
Term federal funds sold                                     10,000      10,000
Interest-bearing deposits in banks                           2,011       1,751
Securities held to maturity, at amortized cost
  (market value of $381 in 1997 and $160 in 1996)              381         160
Securities available for sale, at market value
  (amortized  cost of $473,202 in 1997
  and $464,857 in 1996)                                    481,730     471,752
Trading securities, at market value                         13,283       4,672
Loans: (Note 5)
  Mortgage loans                                           231,440     224,139
  Other loans                                               24,365      25,522
  Less: allowance for loan losses                           (2,235)     (2,237)
______________________________________________________________________________
    Net loans                                              253,570     247,424
Premises and equipment                                       4,243       4,095
Real estate acquired through foreclosure                       324         503
Accrued interest receivable                                  5,764       5,647
Other assets                                                 1,429       1,311
______________________________________________________________________________
    Total assets                                          $905,417    $888,237
Liabilities and Stockholders' Equity:
Deposits                                                  $798,504    $788,350
Escrow deposits of borrowers                                 1,377       1,271
Employee stock ownership plan liability                        937         937
Accrued income taxes payable                                   405         805
Deferred income taxes payable, net                           2,406       1,789
Other liabilities                                            5,477       2,835
______________________________________________________________________________
    Total liabilities                                      809,106     795,987
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                   --          --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 5,486,575 and
     5,476,125 shares issued, respectively                   5,487       5,476
  Additional paid-in capital                                58,118      57,858
  Retained earnings                                         69,253      65,756
______________________________________________________________________________
                                                           132,858     129,090
  Treasury stock at cost, 2,805,411 and
    2,789,411 shares, respectively                         (40,560)    (39,904)
  Net unrealized gains on securities
    available for sale, net of tax effect                    4,950       4,001
  Common stock acquired by ESOP                               (937)       (937)
______________________________________________________________________________
    Total stockholders' equity                              96,311      92,250
______________________________________________________________________________
    Total liabilities and stockholders' equity            $905,417    $888,237

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                              Three months ended
                                                                   June 30,
(In thousands except share data)                               1997        1996
_______________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                          $ 4,320      $ 4,273
    Other loans                                                 560          619
    Securities available for sale:
      Mortgage-backed securities                              5,647        4,740
      Other securities                                        2,664        3,154
    Trading securities                                          241          195
    Federal funds sold                                        1,223        1,073
    Other investments                                           362          336
________________________________________________________________________________
      Total interest and dividend income                     15,017       14,390
________________________________________________________________________________
Interest expense:
    Deposits                                                  8,555        8,139
________________________________________________________________________________
      Total interest expense                                  8,555        8,139
________________________________________________________________________________
      Net interest income                                     6,462        6,251
Provision for loan losses                                        52           35
________________________________________________________________________________
      Net interest income after provision for loan losses     6,410        6,216
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                                226          238
    Gains on securities, net                                    610          211
    Other                                                       300          275
________________________________________________________________________________
      Total non-interest income                               1,136          724
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                            1,955        1,792
    Occupancy and equipment                                     516          484
    Data processing                                             156          152
    Professional services                                        90           97
    Merger and acquisition related expense                      100           --
    Advertising and marketing                                    36           61
    Amortization of intangibles                                  57           58
    Contributions                                               644           10
    Other                                                       370          376
________________________________________________________________________________
      Total non-interest expense                              3,924        3,030
________________________________________________________________________________
      Income before income taxes                              3,622        3,910
Income tax expense                                            1,173        1,540
________________________________________________________________________________
      Net income                                            $ 2,449      $ 2,370
________________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                                 2,739,449    2,754,461
  Fully diluted                                           2,752,672    2,754,461
________________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                   $  0.90      $  0.86
  Fully diluted                                                0.89         0.86

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                               Six months ended
                                                                   June 30,
(In thousands except share data)                               1997        1996
________________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                          $ 8,557      $ 8,472
    Other loans                                               1,120        1,265
    Securities available for sale:
      Mortgage-backed securities                             11,012        8,670
      Other securities                                        5,346        6,481
    Trading securities                                          336          395
    Federal funds sold                                        2,705        2,652
    Other investments                                           701          579
________________________________________________________________________________
      Total interest and dividend income                     29,777       28,514
________________________________________________________________________________
Interest expense:
    Deposits                                                 16,904       16,148
________________________________________________________________________________
      Total interest expense                                 16,904       16,148
________________________________________________________________________________
      Net interest income                                    12,873       12,366
Provision for loan losses                                       120           65
________________________________________________________________________________
      Net interest income after provision for loan losses    12,753       12,301
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                                448          456
    Gains on securities, net                                  1,078          418
    Other                                                       504          467
________________________________________________________________________________
      Total non-interest income                               2,030        1,341
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                            3,824        3,564
    Occupancy and equipment                                   1,019        1,001
    Data processing                                             301          305
    Professional services                                       227          206
    Merger and acquisition related expense                      140           --
    Advertising and marketing                                    92          115
    Amortization of intangibles                                 115          115
    Contributions                                               656           34
    Other                                                       745          746
________________________________________________________________________________
      Total non-interest expense                              7,119        6,086
________________________________________________________________________________
      Income before income taxes                              7,664        7,556
Income tax expense                                            2,742        2,963
________________________________________________________________________________
      Net income                                            $ 4,922      $ 4,593
________________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                                 2,737,313    2,768,944
  Fully diluted                                           2,744,740    2,769,458
________________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                   $  1.80      $  1.66
  Fully diluted                                                1.79         1.66

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Six Months Ended June 30, 1997 (unaudited)
and the Year Ended December 31, 1996
(In thousands except share data)
                                                                                NET UNREALIZED
                                                                                GAINS (LOSSES)
                                                                                  ON SECURITIES		COMMON
                                                ADDITIONAL                       AVAILABLE FOR   STOCK
                                       COMMON     PAID-IN    RETAINED   TREASURY  SALE, NET OF  ACQUIRED
                                        STOCK     CAPITAL    EARNINGS    STOCK     TAX EFFECT   BY ESOP      TOTAL
                                      ________  __________  _________  __________  __________   ________    ________
Balance at December 31, 1995           $ 5,425    $56,842    $58,773    $(36,370)    $ 7,240    $(1,093)    $90,817
  Net income                                --         --      9,427          --          --         --       9,427
  Cash dividends declared and paid
    ($0.92 per share)                       --         --     (2,459)         --          --         --     ( 2,459)
  Tax benefit resulting from dividends
    paid on unallocated shares held by
    the ESOP                                                      15                                             15
  Net decrease in liability to ESOP         --         --         --          --          --        156         156
  Amortization of ESOP shares
    committed to be released                --         63         --          --          --         --          63
  Purchase of treasury stock                --         --         --      (3,534)         --         --      (3,534)
  Exercise of stock options
    and related tax benefits                51        953         --          --          --         --       1,004
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                 --         --         --          --      (3,239)        --      (3,239)
____________________________________________________________________________________________________________________
Balance at December 31, 1996             5,476     57,858     65,756     (39,904)      4,001       (937)     92,250
  Net Income                                --         --      4,922          --          --         --       4,922
  Cash dividends declared and paid
    ($0.54 per share)                       --         --     (1,432)         --          --         --      (1,432)
  Tax benefit resulting from dividends
    paid on unallocated shares held by
    the ESOP                                                       7                                              7
  Purchase of treasury stock                --         --         --        (656)         --         --        (656)
  Exercise of stock options
    and related tax benefits                11        260         --          --          --         --         271
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect             --         --         --          --         949         --         949
_____________________________________________________________________________________________________________________
Balance at June 30, 1997               $ 5,487    $58,118    $69,253    $(40,560)    $ 4,950    $  (937)    $96,311
_____________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                              1997       1996
                                                              ____       ____
                                                               (In thousands)
Cash flows from operating activities:
  Net income                                                $ 4,922   $ 4,593
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                               250       215
    Amortization of deposit acquisition premium                 115       115
    Amortization of loan valuation premium                       32        32
    Contribution of appreciated stock to MASSBANK
      Charitable Foundation                                     622        --
    (Increase) decrease in accrued interest receivable         (117)      242
    Increase in other liabilities                               648       872
    Decrease in current income taxes payable                   (400)     (945)
    Accretion of discounts on securities, net of
      amortization of premiums                                 (554)     (501)
    Net trading securities activity                          (8,549)       10
    Gains on securities available for sale                   (1,016)     (611)
    (Gains) Losses on trading securities                        (62)      193
    Increase in deferred mortgage loan
      origination fees, net of amortization                      80       113
    Deferred income tax expense (benefit)                       (67)      236
    Increase in other assets                                   (148)     (103)
    Loans originated for sale                                  (200)     (145)
    Loans sold                                                  200       208
    Provision for loan losses                                   120        65
    Provisions for losses and writedowns on real estate
      acquired through foreclosure                               --        40
    Gains on sales of real estate acquired through
      foreclosure                                               (15)       --
    Increase in escrow deposits of borrowers                    106       (38)
______________________________________________________________________________
        Net cash used in operating activities                (4,033)    4,591
______________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                          (5,000)       --
    Proceeds from maturities of term federal funds            5,000     5,000
    Purchases of bank certificates of deposit                  (260)     (753)
    Proceeds from sales of investment securities
      available for sale                                     30,157    14,250
    Proceeds from maturities of investment securities
      held to maturity and available for sale                31,000    51,225
    Purchases of investment securities available for sale   (46,958)  (24,637)
    Purchases of mortgage-backed securities                 (38,638) (100,708)
    Principal repayments of mortgage-backed securities       18,835    18,242
    Principal repayments of tax-exempt bonds                      9         8
    Loans originated                                        (28,257)  (33,286)
    Loan principal payments received                         21,557    24,006
    Purchases of premises & equipment                          (398)     (108)
    Proceeds from sales of real estate acquired
      through foreclosure                                       520       149
    Net advances on real estate required through foreclosure     (4)       --
______________________________________________________________________________
        Net cash used in investing activities               (12,437)  (46,612)
______________________________________________________________________________

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

                                                           Six Months Ended
                                                                 June 30,
                                                              1997     1996
                                                              ____     ____
                                                              (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                 10,039    24,634
    Payments to acquire treasury stock                         (656)   (2,022)
    Issuance of common stock under stock option plan            199       480
    Tax benefit resulting from stock options exercised           72       214
    Dividends paid on common stock                           (1,431)   (1,188)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                         7        --
______________________________________________________________________________
      Net cash provided by financing activities               8,230    22,118
______________________________________________________________________________
      Net decrease in cash and cash equivalents              (8,240)  (19,903)
    Cash and cash equivalents at beginning of period        140,922   125,655
______________________________________________________________________________
    Cash and cash equivalents at end of period             $132,682  $105,752
______________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest               $ 16,887  $ 16,139
    Cash paid during the period for taxes, net of refunds     3,130     3,458
    Purchase of securities incomplete (not settled) at
      beginning of period which settled during the period        --       138
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period        30        --
Non-cash transactions:
    SFAS 115:
      Decrease in stockholders' equity                         (949)   (6,697)
      Decrease in deferred tax liabilities                      684    (4,759)
    Transfers from loans to real estate acquired
      through foreclosure                                       322       160
    Purchases of securities incomplete (not settled)
      at end of period                                        1,994    10,000
    Sales of securities incomplete (not settled) at
      end of period                                              --        73
    Cost of securities contributed to MASSBANK
      Charitable Foundation                                       2        --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 1997 and December 31, 1996, and its operating results for the three and six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  Earnings Per Common Share
     The computation of earnings per common share for the three and six months ended June 30, 1997 and 1996 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

     For earnings per share computations, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding.

(3)  Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(4)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                    At                 At
(In thousands)                                June 30, 1997    December 31, 1996
________________________________________________________________________________
  Federal funds sold (overnight)                $100,279             $109,902
  Money market funds                              24,843               24,408
________________________________________________________________________________
    Total short-term investments                $125,122             $134,310
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(5)  Commitments
     At June 30, 1997, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $3,878,000 and commitments under existing home equity lines of credit and other loans of approximately $18,288,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 1997, the Company had a performance standby letter of credit conveyed to others in the amount of $937,000 which is also not reflected on the consolidated balance sheet.

                                                     AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           June 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $ 89,153  $ 1,223   5.50%   $ 80,960  $ 1,073   5.33%
  Short-term investments (2)       26,051      358   5.51      25,051      334   5.36
  Investment securities           171,062    2,706   6.33     197,888    3,192   6.45
  Mortgage-backed securities      321,987    5,647   7.02     270,862    4,740   7.00
  Trading securities               16,622      241   5.80      13,908      195   5.61
  Mortgage loans (1)              229,663    4,320   7.52     227,401    4,273   7.52
  Other loans (1)                  24,600      560   9.11      27,268      619   9.08
__________________________________________________            ________________
    Total earning assets          879,138  $15,055   6.85%    843,338  $14,426   6.84%

Allowance for loan losses           2,222                       2,455
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 876,916                     840,883

Other assets                       18,948                      20,427
__________________________________________________________________________________________
    Total assets                 $895,864                    $861,310
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - Continued
                                                      Three Months Ended
                                                           June 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,630  $   132   0.82%   $ 64,753  $   143   0.89%
  Savings                         351,946    3,044   3.47     358,885    3,038   3.40
  Time certificates of deposit    380,134    5,379   5.68     347,166    4,958   5.74
__________________________________________________            ________________
    Total deposits                796,710    8,555   4.31     770,804    8,139   4.25

Other liabilities                   6,193                       4,494
__________________________________________________________________________________________
    Total liabilities             802,903                     775,298
Stockholders' Equity               92,961                      86,012
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $895,864                    $861,310
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,500                       6,287
Less adjustment of tax-exempt
  interest income                               38                          36
__________________________________________________________________________________________
Net interest income                        $ 6,462                     $ 6,251
__________________________________________________________________________________________
Interest rate spread                                 2.54%                       2.59%
__________________________________________________________________________________________
Net interest margin (3)                              2.96%                       2.98%
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

                                                     AVERAGE BALANCE SHEETS
                                                       Six Months Ended
                                                           June 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $100,999  $ 2,705   5.40%   $ 99,363  $ 2,652   5.37%
  Short-term investments (2)       25,860      694   5.41      21,527      574   5.36
  Investment securities           170,840    5,430   6.36     205,228    6,558   6.39
  Mortgage-backed securities      315,277   11,012   6.99     249,539    8,670   6.95
  Trading securities               11,577      336   5.85      14,115      395   5.62
  Mortgage loans (1)              227,667    8,557   7.52     224,208    8,472   7.56
  Other loans (1)                  24,915    1,120   8.99      27,720    1,265   9.13
__________________________________________________            ________________
    Total earning assets          877,135  $29,854   6.81%    841,700  $28,586   6.79%

Allowance for loan losses           2,211                       2,497
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 874,924                     839,203

Other assets                       18,380                      19,572
__________________________________________________________________________________________
    Total assets                 $893,304                    $858,775
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - Continued
                                                       Six Months Ended
                                                           June 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 63,998  $   260   0.82%   $ 64,554  $   298   0.93%
  Savings                         354,507    6,097   3.47     357,951    6,053   3.40
  Time certificates of deposit    375,677   10,547   5.66     341,498    9,797   5.77
__________________________________________________            ________________
    Total deposits                794,182   16,904   4.29     764,003   16,148   4.25

Other liabilities                   5,988                       6,109
__________________________________________________________________________________________
    Total liabilities             800,170                     770,112
Stockholders' Equity               93,134                      88,663
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $893,304                    $858,775
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    12,950                      12,438
Less adjustment of tax-exempt
  interest income                               77                          72
__________________________________________________________________________________________
Net interest income                        $12,873                     $12,366
__________________________________________________________________________________________
Interest rate spread                                 2.52%                       2.54%
__________________________________________________________________________________________
Net interest margin (3)                              2.95%                       2.96%
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

MASSBANK CORP. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION & ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 1997

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

Results of Operations for the three months ended June 30, 1997

General
     For the quarter ended June 30, 1997, MASSBANK Corp. reported consolidated net income of $2,449,000 or $0.90 per share ($0.89 per share on a fully-diluted basis), compared to $2,370,000 or $0.86 per share for the same quarter of 1996.

     The Company's positive earnings performance in the recent quarter reflects an improvement in net interest income due to continued growth in the Company's average earning assets. Average earning assets for the second quarter of 1997, as shown in the tables appearing on pages 11 and 12 of this Form 10-Q, increased to $879.1 million, up $35.8 million from the corresponding quarter in 1996.

     Results for the quarter ended June 30, 1997 were also influenced by several other factors.

     During the second quarter, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed stock to the Foundation valued at $622,000, which is reflected in the Company's non-interest expense. By contributing appreciated stock, the Bank obtained a tax benefit of approximately $260,000. The Bank was also able to fully offset the contribution with the resulting $620,000 gain which it recorded on the donated securities.

     In the recent quarter, the Bank also incurred nonrecurring merger and acquisition related expenses of $100,000 in conjunction with its acquisition of the Glendale Co-operative Bank ("Glendale"), Everett, Massachusetts. The merger of Glendale with and into MASSBANK has been completed. The Glendale Co-operative Bank became a branch office of MASSBANK effective July 21, 1997.

     Non-interest expenses in the recent quarter also reflect approximately $50,000 in expenses incurred in conjunction with a computer conversion which the Bank implemented over the July 4th weekend. The Bank made this change to its computer systems to enhance its technological capabilities in order to better serve its customers and continue to provide increased efficiencies throughout the Bank.

Net Interest Income
     Net interest income was $6.462 million for the second quarter of 1997 as compared to $6.251 million for the same period in 1996. This increase resulted from the growth in the Company's interest-earning assets partially offset by a modest decrease in net interest margin. The net interest margin for the three months ended June 30, 1997 and 1996 was 2.96% and 2.98%, respectively.

     The Company's interest rate spread increased to 2.54% for the second quarter of 1997, from 2.49% in the first quarter. This compares to a net interest spread of 2.59% for the second quarter of 1996. The yield on the Company's average earning assets in the second quarter of 1997 increased by 1 basis point to 6.85% from 6.84% in the corresponding quarter of 1996. This improvement was offset by an increase of 6 basis points in the Company's average cost of funds, from 4.25% in the second quarter of 1996 to 4.31% in the recent quarter.

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

     The provision for loan losses for the second quarter of 1997 was $52,000 versus $35,000 for the comparable period in 1996. This increase was due to the higher level of loan charge-offs which the Bank experienced in prior quarters. However, this past quarter, loan charge-offs net of recoveries declined to $27,000 from $119,000 for the same quarter last year.

     The reserve coverage as a percentage of the Bank's nonaccrual loans showed improvement in the recent quarter. At June 30, 1997, MASSBANK's allowance for loan losses totalled $2.235 million representing 191% of nonaccrual loans compared to $2.420 million representing 102% of nonaccrual loans at the end of the second quarter in 1996.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the second quarter of 1997 totalled $1,136,000, up $412,000 or approximately 57% from the $724,000 reported in the corresponding quarter last year. This increase is principally due to net gains on securities of $610,000 reported in the recent quarter versus $211,000 reported in the second quarter of 1996. The Company continues to benefit from the stock market's strong performance. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $6.6 million at June 30, 1997.

Non-Interest Expense
     Non-interest expenses increased by $894,000, or 29.5% to $3,924,000 in the second quarter of 1997 from $3,030,000 in the second quarter of 1996.

     Salaries and employee benefits, the largest component of non-interest expense, increased $163,000 or 9.1% from $1,792,000 in the second quarter of 1996 to $1,955,000 in the recent quarter. This increase is due principally to salary increases and an increase in the Company's employee stock ownership plan
(ESOP) and directors deferred compensation plan expense. The expense related to these plans is tied closely to the market value of the Company's common stock. The increase in the market value of the Company's common stock during the recent quarter, from $41.00 per share at March 31, 1997 to $47.75 per share at June 30, 1997, significantly increased the expense for both plans.

     Occupancy and equipment expenses increased from $484,000 in the second quarter of 1996 to $516,000 in the second quarter of 1997, due largely to an increase in depreciation expense resulting from the Bank's recent investment in new computer systems. As previously noted, the Bank implemented a computer conversion over the July 4th weekend. The Bank made this change to enhance its technological capabilities in order to better serve its customers and continue to provide increased efficiencies throughout the Bank.

     Data processing expenses increased slightly from $152,000 for the quarter ended June 30, 1996 to $156,000 for the quarter ended June 30, 1997 due largely to expenses incurred in conjunction with the Bank's computer conversion over the July 4th weekend.

     Professional fees decreased from $97,000 in the first quarter 1996 to $90,000 in the recent quarter due primarily to a decrease in consultant fees.

     Merger and acquisition related expenses incurred in connection with the acquisition of the Glendale Co-operative Bank totalled $100,000 in the second quarter of 1997. On February 26, 1997, MASSBANK, (the "Bank") announced that it had signed a definitive merger agreement under which it would acquire all of the outstanding shares of Glendale Co-operative Bank ("Glendale") of Everett, Massachusetts. The acquisition was completed on July 21, 1997. The transaction will be accounted for as a purchase.

     Bank contributions in the recent quarter were $644,000 compared to $10,000 for the same quarter last year. During the 1997 second quarter, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated stock to the Foundation valued at $622,000 which is included in the Bank's contributions expenses.

     Advertising and marketing, amortization of intangibles and other expenses combined totalled $463,000 in the recent quarter versus $495,000 for the same quarter a year ago.

Income Tax Expense
     The Company, the Bank and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes decreased to $1,173,000 for the three months ended June 30, 1997 from $1,540,000 for the same period in 1996. The decrease is due principally to the tax benefit, approximately $260,000, which the Bank obtained by contributing appreciated stock to the MASSBANK Charitable Foundation, as previously noted.


Results of Operations for the six months ended June 30, 1997

General
     For the six months ended June 30, 1997, the Company reported consolidated net income of $4,922,000 or $1.80 per share, ($1.79 per share on a fully-diluted basis) up from $4,593,000 or $1.66 per share earned in the first six months of 1996.

     The Company's financial performance in the first six months of 1997 reflects an improvement in net interest income due to continued growth in the Company's average earning assets. Average earning assets for the first half of 1997 increased to $877.1 million, up $35.4 million from the corresponding period in 1996. Net interest income for the six months ended June 30, 1997 was $12,873,000, up $507,000 when compared to the same period in 1996.

     The Company's earnings results for the six months ended June 30, 1997 were also impacted by the following factors:

     a) MASSBANK contributed appreciated stock to the MASSBANK Charitable Foundation valued at $622,000. By contributing appreciated stock, the Bank also obtained a tax benefit of approximately $260,000.

     b) In the first six months of 1997 the Bank incurred non-recurring merger and acquisition related expenses of $140,000 in conjunction with its acquisition of the Glendale Co-operative Bank.

     c) Non-interest expenses in the first half of 1997 also reflect approximately $50,000 in expenses incurred in conjunction with a computer conversion which the Bank implemented over the July 4th weekend.

Net Interest Income
     Net interest income was $12.873 million for the six months ended June 30, 1997 up $507,000 from $12.366 million for the same period in 1996. This increase resulted from the growth in the Company's interest-earning assets partially offset by a modest decrease in net interest margin. The net interest margin for the six months ended June 30, 1997 and 1996 was 2.95% and 2.96%, respectively.

     The Company's interest rate spread decreased slightly to 2.52% for the first six months of 1997, from 2.54% in the first six months of last year. The yield on the Company's average earning assets in the first half of 1997 increased by 2 basis points to 6.81% from 6.79% in the corresponding period of 1996. This improvement was offset by an increase of 4 basis points in the Company's average cost of funds, from 4.25% for the six months ended June 30, 1996 to 4.29% for the same period this year.

     The provision for loan losses for the first half of 1997 was $120,000 versus $65,000 for the comparable period in 1996. This increase was due to the higher level of loan charge-offs which the Bank experienced in prior periods. For the six months ended June 30, 1997, loan charge-offs net of recoveries declined to $122,000 from $174,000 for the same period last year.

Non-Interest Income
      Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first six months of 1997 totalled $2,030,000, up $689,000 or approximately 51% from the $1,341,000 reported in the corresponding period last year. This increase is principally due to net gains on securities of $1,078,000 reported for the six months ended June 30, 1997 versus $418,000 reported for the same period last year. The Company continues to benefit from the stock market's strong performance. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $6.6 million at June 30, 1997.

Non-Interest Expense
     Non-interest expenses increased by $1,033,000, or 17.0% to $7,119,000 in the first six months of 1997 from $6,086,000 in the first six months of 1996.

     Salaries and employee benefits, the largest component of non-interest expense, increased $260,000 or 7.3% from $3,564,000 in the first half of 1996 to $3,824,000 in the first half of 1997. This increase is due principally to salary increases, an increase in employee health insurance expense, and an increase in the Company's employee stock ownership plan (ESOP) and directors deferred compensation plan expense. The expense related to these plans is tied closely to the market value of the Company's common stock. The increase in the market value of the Company's common stock in the last six months, from $38.125 per share at December 31, 1996 to $47.75 per share at June 30, 1997, significantly increased the expense for both plans. In the first quarter, last year, MASSBANK received a one-time reduction in employee health insurance premium equal to one full month's expense. There was no such reduction in 1997. These increases are partially offset by a reduction in employee retirement expense.

     Occupancy and equipment expenses increased from $1,001,000 in the first half of 1996 to $1,019,000 in the first half of 1997, due largely to an increase in depreciation expense resulting from the Bank's recent investment in new computer systems. As previously noted, the Bank implemented a computer conversion over the July 4th weekend. The Bank made this change to enhance its technological capabilities in order to better serve its customers and continue to provide increased efficiencies throughout the Bank. This increase was partially offset by a reduction in snow removal expense of approximately $16,000, when compared to the prior year, the results of a milder winter.

     Merger and acquisition related expenses incurred in connection with the acquisition of the Glendale Co-operative Bank totalled $140,000 in the first six months of 1997. The acquisition was completed on July 21, 1997. The transaction will be accounted for as a purchase.

     Bank contributions for the first six months of this year were $656,000 compared to $34,000 for the same period last year. During the 1997 second quarter, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated stock to the Foundation valued at $622,000 which is included in the Bank's contribution expenses.

     Data processing, professional services, advertising and marketing, amortization of intangibles and other expenses combined totalled $1,480,000 for the six months ended June 30, 1997 compared to $1,487,000 for the same period a year ago.

Income Tax Expense
     The provision for federal and state income taxes decreased to $2,742,000 for the six months ended June 30, 1997 from $2,963,000 for the same period in 1996. The decrease is due principally to the tax benefit, approximately $260,000, which the Bank obtained by contributing appreciated stock to the MASSBANK Charitable Foundation, as previously noted. The Company's combined effective income tax rate for the first six months of 1997 is 35.8% as compared to 39.2% for the same period a year ago.

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

Distributions
     To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created form an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Financial Condition
     The Company's total assets increased by $17.2 million in the last six months from $888.2 million at December 31, 1996 to $905.4 million at June 30, 1997. Most of this growth is attributable to an increase in deposits and retained earnings. Total stockholder's equity was $96.3 million at June 30, 1997, up $4.1 million from $92.2 million at December 31, 1996. The increase in stockholders' equity resulted primarily from the Company's net income of $4.9 million in the first half of 1997 and an increase in the net unrealized gains on investment securities available for sale, net of tax effect, of approximately $0.9 million. These were partially offset by the payment of $1.4 million in dividends to stockholders and the cost of additional shares of treasury stock repurchased during the last six months of approximately $0.7 million.

     Favorable earnings in 1997 and a strong capital position have permitted the Company to continue to reward its stockholders through the payment of higher quarterly dividends. Cash dividends paid to stockholders in the first half of 1997 were $0.54 per share. This represents an increase of 22.7% over the $0.44 per share paid in the same period the prior year. Additionally, on July 17, 1997 the Company announced that the Board of Directors had voted a dividend of $0.32 per share, a $0.05 or 18.5% increase from the dividend paid in the previous quarter. This increase will raise the annualized dividend from $1.08 to $1.28 per share.

     The Company's book value per share at June 30, 1997 was $35.92 up from $34.34 at December 31, 1996.

Investments
     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, increased from $622.6 million at year end 1996 to $632.5 million at June 30, 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $16.2 million as of June 30, 1997, which has yielded substantial realized and unrealized gains. The majority of the Bank's investment securities, $495.4 million at June 30, 1997, are classified as either available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance, the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $317.4 million at June 30, 1997 versus $306.6 million at year end 1996.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                    June 31,      December 31,
(In thousands)                                        1997            1996
                                                   _________      ____________

U.S. Treasury bills                                 $10,605         $    --
Investment in mutual funds                            2,678           4,672
                                                    _______         _______
    Total                                           $13,283         $ 4,672

FINANCIAL CONDITION

Investment Securities
     The amortized cost and estimated market value of investment securities at June 30, 1997 and December 31, 1996 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At June 30, 1997            Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    381    $     --     $     --    $    381
__________________________________________________________________________________________
    Total securities held to maturity       $    381    $     --     $     --    $    381
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $139,175    $  1,063     $     (4)   $140,234
    U.S. Government agency obligations         7,899          18          (47)      7,870
__________________________________________________________________________________________
      Total                                  147,074       1,081          (51)    148,104
__________________________________________________________________________________________
  Mortgage-backed securities:
    Government National Mortgage
      Association                             65,205         810         (487)     65,528
    Federal Home Loan Mortgage
      Corporation                            242,810       1,827       (1,594)    243,043
    Federal National Mortgage
      Association                              8,171         274           --       8,445
    Other                                        388          19           --         407
__________________________________________________________________________________________
      Total mortgage-backed securities       316,574       2,930       (2,081)    317,423
__________________________________________________________________________________________
      Total debt securities                  463,648       4,011       (2,132)    465,527
__________________________________________________________________________________________
  Equity securities                            9,554       6,662          (13)     16,203
__________________________________________________________________________________________
      Total securities available for sale    473,202    $ 10,673     $ (2,145)   $481,730
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         8,528
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $481,730
__________________________________________________________________________________________

      Trading securities                    $ 13,346                             $ 13,283
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
__________________________________________________________________________________________

Investment Securities (Continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at
June 30, 1997 and December 31, 1996 are as follows:
                                                              June 30, 1997
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 46,867   $ 47,107      $     --    $    --
After 1 year through 5 years                    96,219     97,023           230        230
After 5 years through 10 years                   3,988      3,974           104        104
After 10 years through 15 years                     --         --            47         47
                                              ________    _______      ________    _______
                                               147,074    148,104           381        381
Mortgage-backed securities                     316,574    317,423            --         --
                                              ________    _______      ________    _______
                                              $463,648   $465,527      $    381    $   381

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

Loans
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                    At                      At
(In thousands                                   June 30, 1997        December 31, 1996
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $228,291               $219,347
  Commercial                                         3,102                  4,121
  Construction                                         877                  1,388
_______________________________________________________________________________________
                                                   232,270                224,856
Add:  Premium on loans                                 293                    325
Less: deferred mortgage loan origination fees       (1,123)                (1,042)
_______________________________________________________________________________________
      Total mortgage loans                         231,440                224,139

Other loans:
  Consumer:
    Installment                                      2,144                  1,967
    Guaranteed education                             9,283                  9,729
    Other secured                                    1,527                  1,611
    Home equity lines of credit                     10,639                 11,316
    Unsecured                                          284                    271
_______________________________________________________________________________________
      Total consumer loans                          23,877                 24,894
  Commercial                                           488                    628
_______________________________________________________________________________________
      Total other loans                             24,365                 25,522
_______________________________________________________________________________________
      Total loans                                 $255,805               $249,661
_______________________________________________________________________________________

     The Bank's loan portfolio increased during the first half of 1997, from $249.7 million at December 31, 1996 to $255.8 million at June 30, 1997.
All of the increase was in residential 1-4 family category as loan originations during this period exceeded loan amortization and payoffs.

     Loan originations, which are sensitive to interest rates, decreased in the first half of 1997 compared to the first half of 1996 as higher interest rates in 1997 affected both the mortgage refinance and home purchase markets and also reduced the demand for consumer and other loans. Loan originations totalled
$15.7 million for the three months ended June 30, 1997 compared to $21.0 million for the second quarter of last year. For the first half of 1997 loan originations were $28.5 million compared to $33.4 million for the same period in 1996.

Non-Performing Assets
     The following table shows the composition of the Bank's non-performing assets at June 30, 1997 and 1996, and December 31, 1996:

                                            June 30,   December 31,   June 30,
(In thousands)                                1997        1996         1996
______________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                           $ 1,168    $ 1,601       $ 2,362
Real estate acquired through foreclosure        324        503           226
______________________________________________________________________________
Total non-performing assets                 $ 1,492    $ 2,104       $ 2,588
______________________________________________________________________________
Allowance for possible loan losses          $ 2,235    $ 2,237       $ 2,420
Allowance as percent of
  non-accrual loans                           191.4 %    139.7 %       102.5 %
Non-accrual loans as percent
  of total loans                                0.46%      0.64%         0.92%
Non-performing assets as percent
  of total assets                               0.16%      0.24%         0.29%
______________________________________________________________________________

     The Bank does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on nonaccural status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1996 to June 30, 1997 as noted in the table above. The principal balance of non-accrual loans was $1.2 million, or less than 1/2 of 1% of total loans and real estate acquired through foreclosure was $324 thousand at June 30, 1997. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of June 30, 1997.

Allowance For Loan Losses

     An analysis of the activity in the allowance for possible loan losses is as follows:
                                                              Six Months Ended
                                                                  June 30,
                                                            1997           1996
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                              $ 2,237       $ 2,529
Provision for loan losses                                       120            65
Recoveries of loans previously charged-off                       35             5
Less:  Charge-offs                                             (157)         (179)
_________________________________________________________________________________

Balance at end of period                                    $ 2,235       $ 2,420
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

     At June 30, 1997 the balance of the allowance for possible loan losses was $2,235,000 representing 191.4% of total non-performing loans. Management believes that the allowance for possible loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

Deposits
     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $10.1 million to $798.5 million at June 30, 1997 from $788.4 million at December 31, 1996.

Deposits (continued)

     The composition of the Bank's total deposits at the dates shown are summarized as follows:

                                                   June 30,       December 31,
                                                     1997             1996
______________________________________________________________________________
                                                         (In thousands)
Demand and NOW                                     $ 62,868        $ 62,734
Savings and money market accounts                   350,045         357,658
Time certificates of deposit                        386,657         369,139
Deposit acquisition premium,
  net of amortization                                (1,066)         (1,181)
________________________________________________________________________________

    Total deposits                                 $798,504        $788,350
________________________________________________________________________________

Recent Accounting Developments
     "Earnings Per Share"
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock, (that is, securities such as options, warrants or convertible securities). This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

     "Reporting Comprehensive Income"
     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Statement 130 is applicable to all entities that provide a full set of financial statements consisting of a statement of financial position, earnings (net income), cash flows and changes in equity.

     FASB Concepts Statement No. 6 defines comprehensive income as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     The term "comprehensive income" is used in the Statement to describe the total of all components of comprehensive income including net income.

     Prior to the issuance of Statement No. 130, the FASB did not require an enterprise to report comprehensive income or recommend a format for displaying comprehensive income.

     Various formats for reporting comprehensive income are illustrated in Statement 130.

     Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Earlier application is permitted. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 1997 the Bank had $100.3 million or 11.1% of total assets and $158.7 million or 17.5% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 1997, the Bank had a leverage
Tier I capital to total assets ratio of 9.77%, a Tier I capital to risk-weighted assets ratio of 33.56% and a total capital to risk-weighted assets ratio of 32.42%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.06%, Tier I capital to risk-weighted assets of 34.59% and total capital to risk-weighted assets of 35.44% at June 30, 1997.

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

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings

          From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 1997, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.   Changes in Securities

              Not Applicable.

Item 3.   Defaults Upon Senior Securities

              Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 22, 1997, stockholders voted affirmatively on the following proposal:

          To elect one Director to serve until the 1999 Annual Meeting of Stockholders and four Directors to serve until the 2000 Annual Meeting of Stockholders.

          Elected at Meeting                                Term:

          Alexander S. Costello                             Two Years
          Mathias B. Bedell                                 Three Years
          Robert S. Cummings                                Three Years
          Leonard Lapidus                                   Three Years
          Herbert G. Schurian                               Three Years

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   August 13, 1997                            /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   August 13, 1997                            /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO