Form 10-Q
period 1997-09-30
MASSBANK CORP
filed 1997-11-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (781) 662-0100


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

Class:  Common stock $1.00 per share.
Outstanding at October 31, 1997: 3,571,578 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             September 30, 1997 (unaudited) and December 31, 1996            3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 1997 and 1996          4
             and for the nine months ended September 30, 1997 and 1996       5

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1997 (unaudited)
             and the year ended December 31, 1996                            6

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1997 and 1996     7  -  8

           Condensed Notes to the Consolidated Financial Statements    9  - 10

           Average Consolidated Balance Sheets
             for the three months ended September 30, 1997 and 1996
             and the nine months ended September 30, 1997 and 1996     11 - 14


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         15 - 31



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  32

ITEM 2.  Changes in Securities                                              32

ITEM 3.  Defaults Upon Senior Securities                                    32

ITEM 4.  Submission of Matters to a Vote of Security Holders                32

ITEM 5.  Other Information                                                  32

ITEM 6.  Exhibits and Reports on Form 8-K                                   32


Signature Page                                                              33

                          MASSBANK CORP. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands except share data)
                                                      September 30,  December 31,
	                                                          1997          1996
                                                          ____          ____
                                                       (unaudited)
Assets:
Cash and due from banks                                $  5,160      $  6,612
Short-term investments (Note 4)                         141,361       134,310
______________________________________________________________________________
    Total cash and cash equivalents                     146,521       140,922
Term federal funds sold                                      --        10,000
Interest-bearing deposits in banks                        2,554         1,751
Securities held to maturity, at amortized cost
  (market value of $377 in 1997 and $160 in 1996)           377           160
Securities available for sale, at market value
  (amortized cost of $477,243 in 1997 and $464,857
  in 1996)                                              490,967       471,752
Trading securities, at market value                      12,510         4,672
Loans: (Note 5)
  Mortgage loans                                        244,257       224,139
  Other loans                                            24,281        25,522
  Less: allowance for loan losses                        (2,254)       (2,237)
______________________________________________________________________________
    Net loans                                           266,284       247,424
Premises and equipment                                    4,475         4,095
Real estate acquired through foreclosure                    290           503
Accrued interest receivable                               5,479         5,647
Goodwill                                                  1,511            --
Other assets                                              1,789         1,311
______________________________________________________________________________
    Total assets                                       $932,757      $888,237
Liabilities and Stockholders' Equity:
Deposits                                               $820,934      $788,350
Escrow deposits of borrowers                              1,608         1,271
Employee stock ownership plan liability                     937           937
Accrued income taxes payable                                488           805
Deferred income taxes payable, net                        4,253         1,789
Other liabilities                                         3,967         2,835
______________________________________________________________________________
    Total liabilities                                   832,187       795,987
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,321,600 and
     5,473,375 shares issued, respectively                7,322         5,476
  Additional paid-in capital                             58,361        57,858
  Retained earnings                                      69,174        65,756
______________________________________________________________________________
                                                        134,857       129,090
  Treasury stock at cost, 3,761,022 and
    2,789,411 shares, respectively                      (41,351)      (39,904)
  Net unrealized gains on securities
    available for sale, net of tax effect                 8,001         4,001
  Common stock acquired by ESOP                          (  937)       (  937)
______________________________________________________________________________
    Total stockholders' equity                          100,570        92,250
______________________________________________________________________________
    Total liabilities and stockholders' equity         $932,757      $888,237

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Three months ended
                                                                 September 30,
(In thousands except share data)                               1997        1996
________________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                          $ 4,535      $ 4,295
    Other loans                                                 557          629
    Securities available for sale:
      Mortgage-backed securities                              5,625        5,341
      Other securities                                        2,536        3,053
    Trading securities                                          182           95
    Federal funds sold                                        1,625        1,011
    Other investments                                           400          343
________________________________________________________________________________
      Total interest and dividend income                     15,460       14,767
________________________________________________________________________________
Interest expense:
    Deposits                                                  8,937        8,441
________________________________________________________________________________
      Total interest expense                                  8,937        8,441
________________________________________________________________________________
      Net interest income                                     6,523        6,326
Provision for loan losses                                        45           85
________________________________________________________________________________
      Net interest income after provision for loan losses     6,478        6,241
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                                242          243
    Gains on securities, net                                    423          262
    Other                                                       221          198
________________________________________________________________________________
      Total non-interest income                                 886          703
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                            1,983        1,779
    Occupancy and equipment                                     527          472
    Data processing                                              71          149
    Professional services                                        81           70
    Merger and acquisition related expense                       16           --
    Advertising and marketing                                    39           64
    Amortization of intangibles                                  68           58
    Contributions                                                 6            8
    Other                                                       400          321
________________________________________________________________________________
      Total non-interest expense                              3,191        2,921
________________________________________________________________________________
      Income before income taxes                              4,173        4,023
Income tax expense                                            1,584        1,579
________________________________________________________________________________
      Net income                                            $ 2,589      $ 2,444
________________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                                 3,670,581    3,621,485
  Fully diluted                                           3,690,257    3,622,312
________________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                   $  0.70      $  0.67
  Fully diluted                                                0.70         0.67

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Nine months ended
                                                               September 30,
(In thousands except share data)                             1997        1996
________________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                          $13,092      $12,767
    Other loans                                               1,677        1,894
    Securities available for sale:
      Mortgage-backed securities                             16,637       14,011
      Other securities                                        7,882        9,534
    Trading securities                                          518          490
    Federal funds sold                                        4,330        3,663
    Other investments                                         1,101          922
________________________________________________________________________________
      Total interest and dividend income                     45,237       43,281
________________________________________________________________________________
Interest expense:
    Deposits                                                 25,841       24,589
________________________________________________________________________________
      Total interest expense                                 25,841       24,589
________________________________________________________________________________
      Net interest income                                    19,396       18,692
Provision for loan losses                                       165          150
________________________________________________________________________________
      Net interest income after provision for loan losses    19,231       18,542
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                                690          699
    Gains on securities, net                                  1,501          680
    Other                                                       725          665
________________________________________________________________________________
      Total non-interest income                               2,916        2,044
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                            5,807        5,343
    Occupancy and equipment                                   1,546        1,473
    Data processing                                             372          454
    Professional services                                       308          276
    Merger and acquisition related expense                      156           --
    Advertising and marketing                                   131          179
    Amortization of intangibles                                 183          173
    Contributions                                               662           42
    Other                                                     1,145        1,067
________________________________________________________________________________
      Total non-interest expense                             10,310        9,007
________________________________________________________________________________
      Income before income taxes                             11,837       11,579
Income tax expense                                            4,326        4,542
________________________________________________________________________________
      Net income                                            $ 7,511      $ 7,037
________________________________________________________________________________
Weighted average common shares outstanding:
  Primary                                                 3,656,771    3,668,273
  Fully diluted                                           3,669,966    3,669,007
________________________________________________________________________________
Earnings per share (in dollars):
  Primary                                                   $  2.05      $  1.92
  Fully diluted                                                2.05         1.92

See accompanying condensed notes to consolidated financial statements.

                                  MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Nine Months Ended September 30, 1997 (unaudited)
                                 and the Year Ended December 31, 1996
                                   (In thousands except share data)
                                                                                          NET UNREALIZED
                                                                                          GAINS (LOSSES)
                                                                                          ON SECURITIES    COMMON
                                                      ADDITIONAL                          AVAILABLE FOR    STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   SALE, NET OF     ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      TAX EFFECT       BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1995                 $ 5,425    $56,842    $58,773    $(36,370)    $ 7,240      $(1,093)  $ 90,817
  Net income                                      --         --      9,427          --          --           --      9,427
  Cash dividends declared and paid
    ($0.69 per share)                             --         --     (2,459)         --          --           --     (2,459)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP                         15                                              15
  Net decrease in liability to ESOP               --         --         --          --          --          156        156
  Amortization of ESOP shares
    committed to be released                      --         63         --          --          --           --         63
  Purchase of treasury stock                      --         --         --      (3,534)         --           --     (3,534)
  Exercise of stock options
    and related tax benefits                      51        953         --          --          --           --      1,004
  Change in net unrealized gains
    (losses) on securities available for
    sale, net of tax effect                       --         --         --          --      (3,239)          --     (3,239)
___________________________________________________________________________________________________________________________
Balance at December 31, 1996                   5,476     57,858     65,756     (39,904)      4,001         (937)    92,250
  Net Income                                      --         --      7,511          --          --           --      7,511
  Cash dividends declared and paid
  ($0.645 per share)                              --         --     (2,278)         --          --           --     (2,278)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         16          --          --           --         16
  Amortization of ESOP shares
    committed to be released                      --        131         --          --          --           --        131
  Purchase of treasury stock                      --         --         --      (1,447)         --           --     (1,447)
  Exercise of stock options
    and related tax benefits                      15        372         --          --          --           --        387
  Transfer resulting from four-for-three
    stock split                                1,831         --     (1,831)         --          --           --         --
  Change in net unrealized gains
    (losses) on securities available
    for sale, net of tax effect                   --         --         --          --       4,000           --      4,000
___________________________________________________________________________________________________________________________
Balance at September 30, 1997                $ 7,322    $58,361    $69,174    $(41,351)    $ 8,001      $  (937)  $100,570
___________________________________________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

                               MASSBANK CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                          1997       1996
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                            $ 7,511   $ 7,037
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                           390       325
    Amortization of deposit acquisition premium                             173       173
    Accretion of discounts on deposits - Glendale acquisition                (9)       --
    Amortization of loan valuation premium                                   48        47
    Amortization of goodwill                                                 19        --
    Amortization of ESOP shares committed to be released                    131        --
    Contribution of appreciated securities to MASSBANK
      Charitable Foundation                                                 622        --
    Decrease in accrued interest receivable                                 168     1,513
    Increase in other liabilities                                         1,132       897
    Increase (decrease) in current income taxes payable                    (318)      223
    Accretion of discounts on securities, net of amortization
      of premiums                                                          (859)     (777)
    Net trading securities activity                                      (7,734)    2,059
    Gains on securities available for sale                               (1,398)     (802)
    (Gains) losses on trading securities                                   (104)      122
    Increase in deferred mortgage loan
      origination fees, net of amortization                                 126       102
    Deferred income tax expense (benefit)                                  (364)      214
    Increase in other assets                                               (315)     (135)
    Loans originated for sale                                              (335)     (215)
    Loans sold                                                              335       308
    Provision for loan losses                                               165       150
    Provision for losses and writedowns on real estate
      acquired through foreclosure                                           --        42
    Gains on sales of real estate acquired through foreclosure              (16)      (25)
    Gains on sales of premises and equipment                                 (1)       --
    Increase in escrow deposits of borrowers                                337       230
__________________________________________________________________________________________
        Net cash provided by (used) operating activities                   (296)   11,488
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                      (5,000)       --
    Proceeds from maturities of term federal funds                       15,000     5,000
    Purchases of interest bearing bank deposits                            (803)     (782)
    Proceeds from sales of investment securities available for sale      33,086    31,877
    Proceeds from maturities of investment securities
      held to maturity and available for sale                            41,250    73,225
    Purchases of investment securities held to
      maturity and available for sale                                   (54,914)  (53,209)
    Purchases of mortgage-backed securities                             (43,601) (126,868)
    Securities available for sale acquired - Glendale acquisition        (5,268)       --
    Mortgage-backed securities acquired - Glendale acquisition          (10,890)       --
    Principal repayments of mortgage-backed securities                   29,191    27,404
    Principal repayments of tax exempt bonds and other
      debt securities                                                        14        13
    Loans originated                                                    (39,952)  (40,923)

                              MASSBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        (unaudited)
                                                                      Nine Months Ended
                                                                          September 30,
                                                                         1997       1996
                                                                         ____       ____
                                                                          (In thousands)
Cash flows from investing activities: (Continued)
    Loan principal payments received                                     34,375    38,123
    Loans acquired, net - Glendale acquisition                          (13,997)       --
    Purchases of premises & equipment                                      (447)     (192)
    Premises and equipment acquired - Glendale acquisition                 (331)       --
    Goodwill - Glendale acquisition                                      (1,530)       --
    Proceeds from sales of real estate acquired through foreclosure         633       476
    Proceeds from sale of premises and equipment                              9        --
    Net advances on real estate acquired through foreclosure                (28)       --
__________________________________________________________________________________________
        Net cash used in investing activities                           (23,203)  (45,856)
__________________________________________________________________________________________
Cash flows from financing activities:
    Net increase in deposits                                              2,700    29,569
    Deposits acquired, net of acquisition discount -
      Glendale acquisition                                               29,720        --
    Payments to acquire treasury stock                                   (1,447)   (3,534)
    Issuance of common stock under stock option plan                        284       695
    Tax benefit resulting from stock options exercised                      103       252
    Dividends paid on common stock                                       (2,278)   (1,824)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    16        --
__________________________________________________________________________________________
      Net cash provided by financing activities                          29,098    25,158
__________________________________________________________________________________________
      Net increase (decrease) in cash and
         cash equivalents                                                 5,599    (9,210)
    Cash and cash equivalents at beginning of period                    140,922   125,655
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                         $146,521  $116,445
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                            $25,828   $24,566
    Cash paid during the period for taxes, net of refunds                 4,446     3,852
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                    30        --
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity                         4,000    (5,971)
      Increase (decrease) in deferred tax liabilities                     2,829    (4,255)
    Transfers from loans to real estate acquired through foreclosure        376       654
    Purchases of securities incomplete (not settled) at end of period        --       993
    Sales of securities incomplete (not settled) at end of period           192       271
    Cost of securities contributed to MASSBANK Charitable Foundation          2        --
_________________________________________________________________________________________

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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 1997 and December 31, 1996, and its operating results for the three and nine months ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year. The Company's per share information reported for the current and prior year has been restated to reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  Earnings Per Common Share
     The computation of earnings per common share for the three and nine months ended September 30, 1997 and 1996 is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Stock options, when dilutive are included as common stock equivalents using the Treasury stock method.

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

(4)  Short-Term Investments
     Short-term investments consist of the following:

________________________________________________________________________________
                                                   At                  At
(In thousands)                            September 30, 1997   December 31, 1996
________________________________________________________________________________
  Federal funds sold (overnight)                $117,180             $109,902
  Money market funds                              24,181               24,408
________________________________________________________________________________
    Total short-term investments                $141,361             $134,310
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(5)  Commitments
     At September 30, 1997, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $4,464,000 and commitments under existing home equity lines of credit and other loans of approximately $17,754,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 1997, the Company had a performance standby letter of credit conveyed to others in the amount of $937,000 which is also not reflected on the consolidated balance sheet.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                         September 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $116,775  $ 1,625   5.52%   $ 76,020  $ 1,011   5.29%
  Short-term investments (2)       27,219      395   5.75      25,591      340   5.27
  Investment securities           165,324    2,580   6.24     190,210    3,096   6.51
  Mortgage-backed securities      323,672    5,625   6.95     303,879    5,341   7.03
  Trading securities               12,461      182   5.84       6,057       95   6.24
  Mortgage loans (1)              240,639    4,535   7.54     227,613    4,295   7.55
  Other loans (1)                  24,643      557   8.99      26,658      629   9.39
__________________________________________________            ________________
    Total earning assets          910,733  $15,499   6.79%    856,028  $14,807   6.90%

Allowance for loan losses           2,281                       2,359
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 908,452                     853,669

Other assets                       19,654                      19,304
__________________________________________________________________________________________
    Total assets                 $928,106                    $872,973
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - Continued
                                                      Three Months Ended
                                                        September 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 66,951  $   137   0.81%   $ 63,253  $   141   0.89%
  Savings                         356,728    3,068   3.41     358,798    3,103   3.44
  Time certificates of deposit    398,118    5,732   5.71     359,568    5,197   5.75
__________________________________________________            ________________
    Total deposits                821,797    8,937   4.31     781,620    8,441   4.30

Other liabilities                   8,007                       6,024
__________________________________________________________________________________________
    Total liabilities             829,804                     787,644
Stockholders' Equity               98,302                      85,329
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $928,106                    $872,973
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,562                       6,366
Less adjustment of tax-exempt
  interest income                               39                          40
__________________________________________________________________________________________
Net interest income                        $ 6,523                     $ 6,326
__________________________________________________________________________________________
Interest rate spread                                 2.48%                       2.60%
__________________________________________________________________________________________
Net interest margin (3)                              2.88%                       2.97%
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

                                                    AVERAGE BALANCE SHEETS
                                                       Nine Months Ended
                                                         September 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $106,315  $ 4,330   5.45%   $ 91,525  $ 3,663   5.35%
  Short-term investments (2)       26,318    1,088   5.53      22,892      914   5.32
  Investment securities           168,981    8,010   6.32     200,186    9,654   6.43
  Mortgage-backed securities      318,106   16,637   6.97     267,784   14,011   6.98
  Trading securities               11,875      518   5.85      11,409      490   5.73
  Mortgage loans (1)              232,039   13,092   7.52     225,351   12,767   7.55
  Other loans (1)                  24,823    1,677   9.02      27,364    1,894   9.22
__________________________________________________            ________________
    Total earning assets          888,457  $45,352   6.80%    846,511  $43,393   6.83%

Allowance for loan losses           2,235                       2,451
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 886,222                     844,060

Other assets                       18,810                      19,483
__________________________________________________________________________________________
    Total assets                 $905,032                    $863,543
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - Continued
                                                      Nine Months Ended
                                                        September 30,
                                            1997                          1996
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 64,994  $   398   0.82%   $ 64,118  $   440   0.92%
  Savings                         355,256    9,165   3.45     358,236    9,156   3.41
  Time certificates of deposit    383,239   16,278   5.68     347,565   14,993   5.76
__________________________________________________            ________________
    Total deposits                803,489   25,841   4.30     769,919   24,589   4.27

Other liabilities                   6,667                       6,080
__________________________________________________________________________________________
    Total liabilities             810,156                     775,999
Stockholders' Equity               94,876                      87,544
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $905,032                    $863,543
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    19,511                      18,804
Less adjustment of tax-exempt
  interest income                              115                         112
__________________________________________________________________________________________
Net interest income                        $19,396                     $18,692
__________________________________________________________________________________________
Interest rate spread                                 2.50%                       2.56%
__________________________________________________________________________________________
Net interest margin (3)                              2.93%                       2.96%
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

                          MASSBANK CORP. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION & ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 September 30, 1997


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

Results of Operations for the three months ended September 30, 1997


GENERAL
    For the quarter ended September 30, 1997, MASSBANK Corp. reported consolidated net income of $2,589,000 or $0.70 per share compared to $2,444,000 or $0.67 per share for the same quarter of 1996. The current and prior year per share amounts reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

    The Company's positive earnings performance in the recent quarter reflects an improvement in net interest income due to continued growth in the Company's average earning assets. Average earning assets for the third quarter of 1997, as shown in the tables appearing on pages 11 and 12 of this Form 10-Q, increased to $910.7 million, up $54.7 million from the corresponding quarter in 1996. The increase is partly attributable to the acquisition of the Glendale Co-operative Bank on July 21, 1997. Net interest income for the recent quarter was $6,523,000, up $197,000 over the same quarter last year.

    Results for the quarter ended September 30, 1997 were also influenced by the following:

    (a) The third quarter provision for loan losses was $45,000 compared to $85,000 in the prior year's third quarter.

    (b) Non-interest income in the third quarter totalled $886,000, an increase of $183,000 or 26% from the same period in 1996.

    (c) Non-interest expense in the third quarter of 1997 totalled $3,191,000 compared to $2,921,000 during the third quarter of 1996.

Net Interest Income
     Net interest income was $6.523 million for the third quarter of 1997 as compared to $6.326 million for the same period in 1996. This increase resulted from the growth in the Company's interest-earning assets partially offset by a decrease in net interest margin. The net interest margin for the three months ended September 30, 1997 and 1996 was 2.88% and 2.97%, respectively.

     The Company's interest rate spread decreased to 2.48% for the third quarter of 1997, from 2.54% in the prior quarter. This compares to a net interest spread of 2.60% for the third quarter of 1996. The yield on the Company's average earning assets in the third quarter of 1997 decreased by 11 basis points to 6.79% from 6.90% in the corresponding quarter of 1996. The Company's average cost of funds in the recent quarter increased 1 basis point, from 4.30% to 4.31%, when compared to the same quarter last year.

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

    The provision for loan losses for the third quarter of 1997 was $45,000 versus $85,000 for the comparable period in 1996. This decrease was due to the lower level of non-accrual loans and loan charge-offs which the Bank has experienced in 1997 compared to 1996. Net charge-offs for the third quarter of 1997 amounted to $131,000 compared to $156,000 in the same quarter of last year.

     The reserve coverage as a percentage of the Bank's non-accrual loans showed improvement in the recent quarter. At September 30, 1997, MASSBANK's allowance for loan losses totalled $2.254 million representing 194% of non-accrual loans compared to $2.349 million representing 122% of non-accrual loans at the end of the third quarter in 1996.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the third quarter of 1997 totalled $886,000, up $183,000 or approximately 26% from the $703,000 reported in the corresponding quarter last year. This growth is primarily attributable to an increase in net securities gains. The Company has benefited from the stock market's favorable performance through September 30, 1997. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $8.1 million at September 30, 1997. The Company reported net securities gains of $423,000 for the recent quarter compared to $262,000 for the same quarter last year.

Non-Interest Expense
     Non-interest expenses increased by $270,000, or 9.2% to $3,191,000 in the third quarter of 1997 from $2,921,000 in the third quarter of 1996.

     Salaries and employee benefits, the largest component of non-interest expense, increased $204,000 or 11.5% from $1,779,000 in the third quarter of 1996 to $1,983,000 in the recent quarter. This increase is due principally to salary increases and an increase in the Company's employee stock ownership plan
(ESOP) and directors deferred compensation plan expense. The expense related to these plans is tied closely to the market value of the Company's common stock. The market value of the Company's common stock during the recent quarter increased from $35.8125 per share at June 30, 1997 to $47.50 per share at September 30, 1997. This increased the expense for both plans combined by $130,000 for the recent quarter compared to the same quarter last year. These increases were partially offset by a reduction in employee retirement and health and dental insurance expenses.

     Occupancy and equipment expenses increased from $472,000 in the third quarter of 1996 to $527,000 in the third quarter of 1997. The increase is due largely to increases in heat, light and power expenses and higher depreciation expense resulting from building and leasehold improvements and the Bank's recent investment in new computer systems.

     Data processing expenses decreased from $149,000 for the quarter ended September 30, 1996 to $71,000 for the quarter ended September 30, 1997. In the recent quarter, the Bank transferred its data processing to a different data center. The decrease in data processing expenses reflects one half of the $150,000 in total credits which the Bank negotiated as part of its initial contract with the new data center. The balance of the credits will be reflected in the fourth quarter 1997.

     Professional fees increased from $70,000 in the third quarter 1996 to $81,000 in the recent quarter. This was due, in large part, to an increase in tax and audit service fees.

     Merger and acquisition related expenses incurred in connection with the acquisition of the Glendale Co-operative Bank totalled $16,000 in the third quarter of 1997. On February 26, 1997, MASSBANK, (the "Bank") announced that it had signed a definitive merger agreement under which it would acquire all of the outstanding shares of Glendale Co-operative Bank ("Glendale") of Everett, Massachusetts. The acquisition was completed on July 21, 1997. The transaction was accounted for as a purchase.

     Advertising and marketing, amortization of intangibles, bank contributions and other expenses combined totalled $513,000 in the recent quarter versus $451,000 for the same quarter a year ago. The increase is due to increases in deposit insurance premiums of $26,000, amortization of intangibles of $10,000 and a net increase of $26,000 for all other expenses.

Income Tax Expense
     The Company, the Bank and its subsidiaries file consolidated federal income tax returns on an October 31, year-end. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,584,000 for the nine months ended September 30, 1997 from $1,579,000 for the same period in 1996. The Company's combined effective income tax rate for the third quarter of 1997 is 38.0% as compared to 39.2% for the same quarter a year ago.

Results of Operations for the nine months ended September 30, 1997

General
     For the nine months ended September 30, 1997, the Company reported consolidated net income of $7,511,000 or $2.05 per share, up from $7,037,000 or $1.92 per share earned in the first nine months of 1996.

     The Company's financial performance in the first nine months of 1997 reflects an improvement in net interest income due to continued growth in the Company's average earning assets. Average earning assets for the first nine months of 1997, as shown in the tables appearing on pages 13 and 14 of this Form 10-Q, increased to $888.5 million, up $41.9 million from the corresponding period in 1996. Net interest income for the nine months ended September 30, 1997 was $19,396,000 up $704,000 when compared to the same period in 1996.

     The Company's earnings results for the nine months ended September 30, 1997 were also impacted by the following:

     (a) The provision for loan losses for the nine months ended September 30, 1997 was $165,000 compared to $150,000 for the same period last year.

     (b) Non-interest income for the first nine months of 1997 totalled $2,916,000, an increase of $872,000 or 43% from the same period in 1996.

     (c) Non-interest expense for the nine months ended September 30, 1997 totalled $10,310,000 compared to $9,007,000 for the same period in 1996.

     (d) MASSBANK contributed appreciated stock to the MASSBANK Charitable Foundation, a tax exempt private foundation, which it established and endowed in the second quarter 1997. By contributing appreciated stock the Bank obtained a tax benefit of approximately $260,000.

Net Interest Income
     Net interest income was $19.396 million for the nine months ended
September 30, 1997 up $704,000 from $18.692 million for the same period in 1996. This increase resulted from the growth in the Company's interest-earning assets partially offset by a decrease in net interest margin. The net interest margin for the nine months ended September 30, 1997 and 1996 was 2.93% and 2.96%, respectively.

     The Company's interest rate spread decreased to 2.50% for the first nine months of 1997, from 2.56% in the first nine months of last year. The yield on the Company's average earning assets in the first nine months of 1997 decreased by 3 basis points to 6.80% from 6.83% in the corresponding period of 1996. The Company's average cost of funds in the first nine months of 1997 increased 3 basis points from 4.27% to 4.30%, when compared to the same period in 1996.

     The provision for loan losses for the first nine months of 1997 was $165,000 versus $150,000 for the comparable period in 1996. For the nine months ended September 30, 1997, loan charge-offs net of recoveries declined to $253,000 from $330,000 for the same period last year.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first nine months of 1997 totalled $2,916,000, up $872,000 or approximately 43% from the $2,044,000 reported in the corresponding period last year. This increase is principally due to net gains on securities of $1,501,000 reported for the nine months ended September 30, 1997 versus $680,000 reported for the same period in 1996. The Company has benefited from the stock market's favorable performance through September 30, 1997. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity portfolio totalled $8.1 million at September 30, 1997.

Non-Interest Expense
     Non-interest expenses increased by $1,303,000, or 14.5% to $10,310,000 in the first nine months of 1997 from $9,007,000 in the first nine months of 1996.

     Salaries and employee benefits, the largest component of non-interest expense, increased $464,000 or 8.7% from $5,343,000 in the first nine months of 1996 to $5,807,000 in the first nine months of 1997. This increase is due principally to salary increases and an increase in the Company's employee stock ownership plan (ESOP) and directors deferred compensation plan expense. The expense related to these plans is tied closely to the market value of the Company's common stock. The market value of the Company's common stock in the last nine months increased from $28.59 per share at December 31, 1996 to $47.50 per share at September 30, 1997. This significantly increased the expense for both plans. These increases are partially offset by a reduction in employee retirement expense.

     Occupancy and equipment expenses increased from $1,473,000 in the first nine months of 1996 to $1,546,000 in the first nine months of 1997, due largely to an increase in depreciation expense resulting from building and leasehold improvements and the Bank's recent investment in new computer systems.

     Data processing expenses decreased from $454,000 for the nine months ended September 30, 1996 to $372,000 for the same period this year. In the third quarter of 1997, as previously noted, the Bank transferred its data processing to a different data center. The decrease in data processing expenses reflects one half of the $150,000 in total credits which the Bank negotiated as part of its initial contract with the new data center. The balance of the credits will be reflected in the fourth quarter 1997.

     Merger and acquisition related expenses incurred in connection with the acquisition of the Glendale Co-operative Bank totalled $156,000 in the first nine months of 1997. The acquisition was completed on July 21, 1997. The transaction was accounted for as a purchase.

     Bank contributions for the first nine months of this year were $662,000 compared to $42,000 for the same period last year. During the 1997 second quarter, the Company established and endowed a tax exempt private foundation -- the "MASSBANK" Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated stock to the Foundation valued at $622,000 which is included in the Bank's contribution expense.

     Professional services, advertising and marketing, amortization of intangibles and other expenses combined totalled $1,767,000 for the nine months ended September 30, 1997 compared to $1,695,000 for the same period a year ago. This increase is due primarily to an increase in deposit insurance premiums of $77,000. All other expense increases were fully offset by a reduction in advertising and marketing expenses.

Income Tax Expense
     The provision for federal and state income taxes decreased to $4,326,000 for the nine months ended September 30, 1997 from $4,542,000 for the same period in 1996. The decrease is due principally to the tax benefit of approximately $260,000 which the Bank obtained by contributing appreciated stock to the MASSBANK Charitable Foundation. The Company's combined effective income tax rate for the first nine months of 1997 is 36.5% as compared to 39.2% for the same period a year ago.

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

Bad Debt Reserve
     In August, 1996, the provisions repealing the current thrift bad dept rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $7.3 million.

Distributions
     To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created form an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. If the Bank makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be incredible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Financial Condition
     The Company's total assets increased by $44.5 million in the last nine months, from $888.2 million at December 31, 1996 to $932.7 million at September 30, 1997. The increase is largely attributable to the Glendale Co-operative Bank acquisition in July. Glendale, as of the acquisition date, had total assets of approximately $35.9 million. Most of the growth in the Company's total assets is in loans and securities available for sale. Since year end 1996, the Bank has increased its loan portfolio by $19.2 million and its securities available portfolio by $18.9 million. The Bank's deposits increased by $32.6 million or 4.1% during the nine months ended September 30, 1997, from $788.3 million at year end 1996 to $820.9 million at September 30, 1997. The growth in deposits is primarily attributable to the Glendale acquisition. As of the acquisition date, Glendale had total deposits of approximately $29.8 million. Total stockholder's equity reached $100.6 million at September 30, 1997, up $8.3 million from $92.3 million at December 31, 1996. The increase in stockholders' equity resulted primarily from the Company's net income of $7.5 million in the first nine months of 1997 and an increase in the net unrealized gains on investment securities available for sale, net of tax effect, of approximately $4.0 million. These were partially offset by the payment of $2.3 million in dividends to stockholders and the cost of additional shares of treasury stock repurchased during the last nine months of approximately $1.4 million.

     Favorable earnings in 1997 and a strong capital position have permitted the Company to continue to reward its stockholders through the payment of higher quarterly dividends. Cash dividends paid to stockholders in the first nine months of 1997 were $0.645 per share. This represents an increase of 26.5% over the $0.51 per share paid in the same period the prior year.

     The Company's book value per share at September 30, 1997 was $28.25 up from $25.76 at December 31, 1996.

Investments
     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, increased from $622.6 million at year end 1996 to $647.8 million at September 30, 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $17.1 million as of September 30, 1997, which has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance, the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $326.3 million at September 30, 1997 versus $306.6 million at year end 1996.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                               September 30,      December 31,
(In thousands)                                     1997               1996
                                               _____________      ____________

U.S. Treasury bills                              $ 9,760            $    --
Investment in mutual funds                         2,706              4,672
Equity securities                                     44                 --
                                                 _______            _______
    Total                                        $12,510            $ 4,672

FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 1997 and December 31, 1996 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
(In thousands) At September 30, 1997       Amortized   Unrealized   Unrealized      Market
                                                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    377    $     --     $     --    $    377
__________________________________________________________________________________________
    Total securities held to maturity       $    377    $     --     $     --    $    377
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $134,289    $  1,537     $     --    $135,826
    U.S. Government agency obligations        10,628          31          (10)     10,649
__________________________________________________________________________________________
      Total                                 $144,917       1,568          (10)    146,475
__________________________________________________________________________________________
  Mortgage-backed securities:
    Collateralized mortgage obligations:
      Federal Home Loan Mortgage
        Corporation                            4,328          26           --       4,354
      Federal National Mortgage
        Association                            3,740          17           (1)      3,756
    Other:
      Government National Mortgage
        Association                           63,208       1,154         (136)     64,226
      Federal Home Loan Mortgage
        Corporation                          242,303       3,233         (574)    244,962
      Federal National Mortgage
        Association                            8,319         293           --       8,612
      Other                                      326          16           --         342
__________________________________________________________________________________________
      Total mortgage-backed securities       322,224       4,739         (711)    326,252
__________________________________________________________________________________________
      Total debt securities                  467,141       6,307         (721)    472,727
__________________________________________________________________________________________
  Mutual funds                                 1,110           2           --       1,112
  Equity securities                            8,992       8,138           (2)     17,128
__________________________________________________________________________________________
      Total securities available for sale    477,243    $ 14,447     $   (723)   $490,967
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        13,724
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $490,967
__________________________________________________________________________________________

Trading securities                          $ 12,538                             $ 12,510
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
__________________________________________________________________________________________

INVESTMENT SECURITIES (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at
September 30, 1997 and December 31, 1996 are as follows:
                                                          September 30, 1997
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 47,125   $ 47,336      $     --    $    --
After 1 year through 5 years                    96,509     97,860           230        230
After 5 years through 10 years                   1,000        994           101        101
After 10 years through 15 years                     --         --            46         46
After 15 years                                     283        285            --         --
                                              ________    _______      ________    _______
                                               144,917    146,475           377        377
Mortgage-backed securities                     322,224    326,252            --         --
                                              ________    _______      ________    _______
                                              $467,141   $472,727      $    377    $   377

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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:
_______________________________________________________________________________________
                                                      At                      At
(In thousands)                               September 30, 1997       December 31, 1996
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $239,176               $219,347
  Commercial                                         4,769                  4,121
  Construction                                       1,121                  1,388
_______________________________________________________________________________________
                                                   245,066                224,856
Add:  Premium on loans                                 359                    325
Less: deferred mortgage loan origination fees       (1,168)                (1,042)
_______________________________________________________________________________________
      Total mortgage loans                         244,257                224,139

Other loans:
  Consumer:
    Installment                                      2,240                  1,967
    Guaranteed education                             9,112                  9,729
    Other secured                                    1,624                  1,611
    Home equity lines of credit                     11,006                 11,316
    Unsecured                                          264                    271
_______________________________________________________________________________________
      Total consumer loans                          24,246                 24,894
  Commercial                                            35                    628
_______________________________________________________________________________________
      Total other loans                             24,281                 25,522
_______________________________________________________________________________________
      Total loans                                 $268,538               $249,661
_______________________________________________________________________________________

     The Bank's loan portfolio increased $18.9 million during the first nine months of 1997, from $249.7 million at December 31, 1996 to $268.5 million at September 30, 1997. Most of the increase was in the residential 1-4 family category. Approximately $14.1 million of the increase is attributable to the Glendale acquisition in July. The remainder was due to loan originations during the period exceeding loan amortization and payoffs.


     Loan originations decreased slightly in the first nine months of 1997 compared to the first nine months of 1996. Loan originations totalled $11.8 million for the three months ended September 30, 1997 compared to $7.7 million for the third quarter of last year. For the nine months ended September 30, 1997 loan originations were $40.3 million compared to $41.1 million for the same period in 1996.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at
September 30, 1997 and 1996, and December 31, 1996:

                                              At            At              At
                                        September 30,   December 31,   September 30,
(In thousands)                              1997           1996            1996
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $ 1,163        $ 1,601       $ 1,925
Real estate acquired through foreclosure      290            503           417
____________________________________________________________________________________
Total non-performing assets               $ 1,453        $ 2,104       $ 2,342
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,254        $ 2,237       $ 2,349
Allowance as percent of
  non-accrual loans                         193.8 %        139.7 %       122.0 %
Non-accrual loans as percent
  of total loans                              0.43%          0.64%         0.77%
Non-performing assets as percent
  of total assets                             0.16%          0.24%         0.27%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1996 to September 30,
1997 as noted in the table above. The principal balance of non-accrual loans was $1.2 million, or less than 1/2 of 1% of total loans and real estate acquired through foreclosure was down to $290 thousand at September 30, 1997. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of September 30, 1997.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                            1997           1996
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,237        $ 2,529
Glendale Co-operative acquisition                            105             --
Provision for loan losses                                    165            150
Recoveries of loans previously charged-off                    35             40
Less:  Charge-offs                                          (288)          (370)
________________________________________________________________________________

Balance at end of period                                 $ 2,254        $ 2,349
________________________________________________________________________________

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

     At September 30, 1997 the balance of the allowance for loan losses was $2,254,000 representing 193.8% of total non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by approximately $32.6 million to $820.9 million at September 30, 1997 from $788.3 million at December 31, 1996.

     The composition of the Bank's total deposits at the dates shown are summarized as follows:

                                              September 30,       December 31,
                                                  1997                1996
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 65,362            $ 62,734
Savings and money market accounts               355,854             357,658
Time certificates of deposit                    400,680             369,139
Deposit acquisition premium,
  net of amortization                              (962)             (1,181)
________________________________________________________________________________

    Total deposits                             $820,934            $788,350
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

     This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this pronouncement is not expected to have a material impact on the Company's computation of earnings per share.

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

     "Disclosure of Information about Capital Structure"
     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities and is effective for reporting periods ending after December 15, 1997. The Company's disclosures currently comply with these new requirements.

     "Disclosures about Segments of an Enterprise and Related Information"
     In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the enterprise's chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a company to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This Statement is effective for reporting periods beginning after December 15, 1997.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 1997 the Bank had $117.2 million or 12.6% of total assets and $156.2 million or 16.8% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 1997, the Bank had a leverage Tier I capital to total assets ratio of 9.51%, a Tier I capital to risk-weighted assets ratio of 32.20% and a total capital to risk-weighted assets ratio of 33.03%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 9.81%, Tier I capital to risk-weighted assets of 33.21% and total capital to risk-weighted assets of 34.04% at September 30, 1997.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 1997, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date    November 13, 1997                          /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    November 13, 1997                          /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO