Form 10-K
period 1997-12-31
MASSBANK CORP
filed 1998-03-27
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

               /x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1997
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 13, 1998 as reported by NASDAQ, was $166,212,860.

     As of March 13, 1998, there were 3,578,478 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

     MASSBANK Corp.'s principal sources of revenues on an unconsolidated basis, which are used for the payment of dividends to stockholders and other purposes, are dividends from MASSBANK and, to a lesser extent, interest income received from its interest-bearing bank deposits. MASSBANK Corp.'s assets on an unconsolidated basis at December 31, 1997 were represented by its investment in the Bank of $101.1 million and other assets of $3.5 million. The Company's liabilities consisted of loan indebtedness of $0.8 million and other liabilities of less than $0.1 million. The proceeds of the loan were used to fund stock purchases through the Employee Stock Ownership Plan ("ESOP"). See Note 18 to the Consolidated Financial Statements for parent company only financial information. At December 31, 1997 MASSBANK Corp. on a consolidated basis had total assets of $925.4 million, deposits of $809.9 million, and stockholders' equity of $103.8 million which represents 11.2% of total assets. Book value per share at December 31, 1997 was $29.06.

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

Dividends
     MASSBANK Corp. paid total cash dividends of $0.885 per share in 1997 compared to $0.69 per share in 1996 and $0.5475 per share in 1995. The Company's dividend payout ratios (cash dividends paid divided by net income) for 1997, 1996 and 1995 were 31%, 26% and 23%, respectively.

Stock Repurchase Program
     In July 1997, MASSBANK Corp. announced that its Board of Directors (the "Board") had extended, for another year, the stock repurchase program which it authorized in July, 1996. During 1997, the Company repurchased 46,807 of its common shares under its ongoing repurchase program. This leaves 171,398 shares available for repurchase in the current program.

Preferred Stock Purchase Rights
     In January 1990, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of MASSBANK Corp. common stock. These Rights, which expire in January 2000, entitle their holders to purchase from the Company one one-hundredth of a share (a "unit") of Series A Junior Participating Cumulative Preferred Stock, par value $1.00 per share ("preferred stock") at a cash exercise price of $70.00 per unit, subject to adjustment. The Rights will trade separately from the common stock and will become exercisable when a person or group has acquired 15% or more of the outstanding common stock, upon a tender offer that would result in a person or group acquiring 15% or more of the outstanding common stock, or upon the declaration by the Board of Directors that any person holding 10% or more of the outstanding shares of common stock is an "adverse person".

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

     The Rights are redeemable in whole, but not in part, by the Board of Directors at a price of $.01 per Right any time before a person or group acquires 15% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person".

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

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction, and a variety of consumer loans. The Bank also invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank's earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments and the interest paid by the Bank on its deposits and borrowed funds.

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

Acquisition
     On February 26, 1997, MASSBANK signed a definitive merger agreement to purchase the Glendale Co-operative Bank ("Glendale") of Everett, Massachusetts. Under the agreement, MASSBANK acquired all of the outstanding shares of Glendale at a price of $28.00 per share, for an aggregate purchase price of $7.38 million.

     Glendale Co-operative Bank was a Massachusetts chartered co-operative bank founded in 1928. Glendale operated a single banking office in the city of Everett with total assets of $35.6 million. On July 21, 1997 MASSBANK completed the acquisition. The transaction was accounted for as a purchase.

Market Area
     The Bank is headquartered in Reading, Massachusetts, which is located approximately 15 miles north of Boston. The Bank's market area includes a significant portion of eastern Massachusetts and is served by a network of 15 branch offices located on a broad arc stretching from Melrose and Everett in the south, Dracut in the north, and Westford in the west.

     The Bank's general market area consists of the municipalities in which it operates banking offices and all of the contiguous cities and towns.

     The Bank currently operates banking offices in the municipalities of Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Reading, Stoneham, Tewksbury, Westford and Wilmington.

Lending Activities
     The Bank's net loan portfolio totaled $270.0 million at December 31, 1997.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

-------------------------------------------------------------------------------------------
(In thousands) At December 31,            1997       1996       1995       1994       1993
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                      $243,482   $216,832   $209,408   $207,772   $204,096
    FHA and VA                           1,843      2,515      3,244      4,158      5,166
  Commercial                             3,861      4,121      6,975      8,155      9,654
  Construction                             492      1,388      1,516        603        474
-------------------------------------------------------------------------------------------
      Total mortgage loans             249,678    224,856    221,143    220,688    219,390
  Add: premium on loans                    343        325        388        452        813
  Less: deferred mortgage loan
         origination fees               (1,223)    (1,042)      (928)      (871)      (856)
-------------------------------------------------------------------------------------------
      Mortgage loans, net              248,798    224,139    220,603    220,269    219,347
-------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                          2,199      1,967      1,988      1,972      2,474
    Guaranteed education                 8,934      9,729     10,420     10,152      9,131
    Other secured                        1,600      1,611      2,012      2,598      1,735
    Home equity lines of credit         10,470     11,316     13,144     14,674     15,744
    Unsecured                              266        271        265        269        277
-------------------------------------------------------------------------------------------
      Total consumer loans              23,469     24,894     27,829     29,665     29,361
  Commercial                                36        628        753        882        338
-------------------------------------------------------------------------------------------
      Total other loans                 23,505     25,522     28,582     30,547     29,699
-------------------------------------------------------------------------------------------
      Total loans                      272,303    249,661    249,185    250,816    249,046
Less:  Allowance for loan losses        (2,334)    (2,237)    (2,529)    (2,566)    (2,261)
-------------------------------------------------------------------------------------------
      Net loans                       $269,969   $247,424   $246,656   $248,250   $246,785
-------------------------------------------------------------------------------------------

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 1997:

                        Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                    $1,482      $ 6,869      $63,393     $172,720     $244,464
  Commercial & construction         628        1,040        1,286        1,380        4,334
-------------------------------------------------------------------------------------------
    Total mortgage loans          2,110        7,909       64,679      174,100      248,798
Other loans                       1,777        3,278        6,090       12,360       23,505
-------------------------------------------------------------------------------------------
    Total loans                  $3,887      $11,187      $70,769     $186,460     $272,303
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


     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                                     Total Due After One Year

                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $192,976          $50,006       $242,982
  Commercial & construction                             488            3,218          3,706
-------------------------------------------------------------------------------------------
    Total mortgage loans                            193,464           53,224        246,688
Other loans                                           2,315           19,413         21,728
-------------------------------------------------------------------------------------------
    Total loans                                    $195,779          $72,637       $268,416
-------------------------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank, over several years, has kept its mortgage loan portfolio to a level at which the Bank believed there was an acceptable risk-to-reward ratio in light of opportunities in the marketplace and the Bank's long-term objectives. The Bank's net loan portfolio represented approximately 29.2% and 27.9% of the Company's total assets at December 31, 1997, and 1996, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area, and developing a quality loan portfolio takes time. The Bank anticipates that its loan portfolio will grow slowly over the next few years.

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

     Substantially all of the real estate loans originated by the Bank during 1997 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

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

     During the latter part of 1997, the Bank introduced a new Home Equity Line of Credit product which it hopes will be well received by customers in the months ahead. This new product offers customers a special introductory interest rate of 7.25% which is fixed until the year 2000. Thereafter, the interest rate will be variable and will be indexed to the 13 week (91 day) Treasury Bill auction rate plus a margin of 3.25%. This indexed variable rate has historically responded more favorably to movements in market interest rates than the PRIME RATE used by many financial institutions and should, therefore, be more attractive to bank customers.

     In the last few years, the Bank has instituted several other new loan programs which have been well received by customers. It instituted a program featuring a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special First Time Home Buyers Program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location restrictions. In 1996, the Bank introduced the "Home Town Advantage" mortgage program which has produced some good results. This new program offers homebuyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the bank operates a banking office.

     At December 31, 1997, 1-4 family residential mortgage loans totaled $244.5 million, or 89.8% of the total loan portfolio, compared to $218.6 million, or 87.6% of the total loan portfolio, at December 31, 1996. Residential mortgage loan originations amounted to $50.0 million during 1997, an increase of 19.3% from $41.9 million in 1996. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The prevailing low interest rates in 1997 encouraged many borrowers to refinance. This resulted in higher mortgage loan originations for the Bank.

     The Bank also originates mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 1997, commercial and multifamily real estate mortgages and construction loans totaled approximately $4.3 million, or 1.6% of the total loan portfolio, compared to $5.5 million, or 2.2% of the total loan portfolio, at December 31, 1996. In 1997, commercial and multifamily real estate mortgage loan originations amounted to $0.3 million.

     The total amount of first mortgage loans held by the Bank at December 31, 1997 was $248.8 million as indicated in the maturity distribution table appearing on the previous page. Of this amount, $53.9 million was subject to interest rate adjustments. The remaining $194.9 million in fixed rate mortgage loans represents 21.1% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $23.5 million at December 31, 1997 representing 8.6% of the Bank's total loan portfolio. Of this amount $8.9 million or 3.3% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $14.5 million at December 31, 1997, representing 5.3% of the Bank's total loan portfolio.

     At December 31, 1997, the Bank had only $36 thousand in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 1997, the Bank had issued commitments on residential first mortgage loans totaling $4,090,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $496,000 and $19,445,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are more than 90 days past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $1,771,000 at December 31, 1997.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. As of year-end 1997, MASSBANK had zero real estate acquired through foreclosure on its balance sheet.


Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                      1997      1996      1995      1994     1993
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                                $1,536    $1,468    $2,016    $1,496   $1,048
      FHA and VA                                       9        13        14        62       43
    Commercial                                        --        --        --       152       --
  Consumer                                           226       120       398       388      178
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                         1,771     1,601     2,428     2,098    1,269
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                      --       503       255       129      699
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                      --       503       255       129      699
------------------------------------------------------------------------------------------------
     Total non-performing assets                  $1,771    $2,104    $2,683    $2,227   $1,968
------------------------------------------------------------------------------------------------
Percent of non-performing loans to total loans     0.65%      0.64%     0.97%     0.84%    0.51%
Percent of non-performing assets to total assets   0.19%      0.24%     0.31%     0.26%    0.23%


     The reduction in interest income associated with nonaccrual loans is as follows:

------------------------------------------------------------------------------------------------

(In thousands) Years Ended December 31,            1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms                  $163      $149      $204      $185      $105
  Interest income actually recorded                  97        78        60        88        40
------------------------------------------------------------------------------------------------
  Reduction in interest income                     $ 66      $ 71      $144      $ 97      $ 65
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

The following table sets forth the activity in the allowance for loan losses during the years indicated:


------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,            1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------------
Balance at beginning of year                     $2,237    $2,529    $2,566    $2,261    $2,056
Glendale Co-Operative Bank acquisition              105        --        --        --        --
Provision for loan losses                           260       160       170       705       671

Charge-offs:
                   Residential real estate         (221)     (480)     (124)     (339)     (305)
                   Commercial real estate            --        --        --        --      (135)
                   Consumer loans                   (12)      (25)      (30)      (24)      (17)
                   Other loans                      (94)      (37)      (95)      (63)      (31)

Recoveries:
                   Residential real estate           34        83        41        23        20
                   Commercial real estate            20        --        --        --        --
                   Consumer loans                     1         7         1         3         2
                   Other Loans                        4        --        --        --        --
------------------------------------------------------------------------------------------------
Net charge-offs                                    (268)     (452)     (207)     (400)     (466)
------------------------------------------------------------------------------------------------
Balance at end of year                           $2,334    $2,237    $2,529    $2,566    $2,261
------------------------------------------------------------------------------------------------
Net loan charge offs as a percent of average
  loans outstanding during the period              0.10%     0.18%     0.08%     0.16%     0.19%
Allowance for loan losses as a percent
  of total loans outstanding at year-end           0.86%     0.90%     1.01%     1.02%     0.91%
Allowance for loan losses as a percent
  of nonaccrual loans                             131.8%    139.7%    104.2%    122.3%    178.2%
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

     At December 31, 1997, the Company's investments, which consists of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $635.7 million, representing 68.7% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1997             1996             1995
------------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                        $ 85,241         $109,902         $100,245
    Term federal funds                               20,000           10,000           15,000
------------------------------------------------------------------------------------------------
      Total federal funds sold                      105,241          119,902          115,245
  Money market funds                                 24,514           24,408            7,260
  Interest-bearing deposits in bank                   2,083            1,751              941
------------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                     $131,838         $146,061         $123,446
------------------------------------------------------------------------------------------------
      Percent of total assets                          14.2%            16.4%            14.4%
------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1997             1996             1995
------------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                    $    372         $    160         $    402
------------------------------------------------------------------------------------------------
      Total securities held to maturity                 372              160              402

Securities available for sale: (b)
    U.S. Treasury obligations                       123,021          140,706          212,115
    U.S. Government agency obligations                9,813            7,877           14,172
    Other bonds and obligations                          --            1,000            2,004
    Marketable equity securities                     17,545           15,574           11,290
    Investments in mutual funds                       1,114               --               --
    Mortgage-backed securities                      330,731          306,595          216,520
------------------------------------------------------------------------------------------------
      Total securities available for sale           482,224          471,752          456,101

Trading securities: (b)
    U.S. Treasury obligations                        18,542               --               --
    Investments in mutual funds                       2,718            4,672            6,819
------------------------------------------------------------------------------------------------
      Total trading securities                       21,260            4,672            6,819
------------------------------------------------------------------------------------------------
      Total securities                             $503,856         $476,584         $463,322
------------------------------------------------------------------------------------------------
      Percent of total assets                          54.4%            53.7%            54.2%
------------------------------------------------------------------------------------------------
Total investments                                  $635,694         $622,645         $586,768
Total investments as a percent of total assets         68.7%            70.1%            68.7%
------------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the carrying value of debt securities held to maturity and available for sale at December 31, 1997 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

                        Debt Securities Held to Maturity

                                                           Other
                                                           bonds
                                                           and
(Dollars in thousands)                                     obligations (1)      Total
-----------------------------------------------------------------------------------------
Maturing after 1 but within 5 years
  Amount                                                  $ 230               $ 230
  Yield                                                    6.77%               6.77%
Maturing after 5 years but within 10 years
  Amount                                                   $  97               $  97
  Yield                                                     9.36%               9.36%
Maturing after 10 years but within 15 years
  Amount                                                      45                  45
  Yield                                                    10.61%              10.61%
-----------------------------------------------------------------------------------------
Total
  Amount                                                   $ 372               $ 372
  Yield                                                     7.91%               7.91%

Average life in years                                       5.35                5.35

                       Debt Securities Available for Sale

                                            U.S.           Other          Mortgage-
                             U. S.          Government     bonds          backed
                             Treasury       agency         and            securities (2)
(Dollars in thousands)       obligations    obligations    obligations                  Total
------------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                      $ 35,869       $2,000       $   --          $    312     $ 38,181
  Yield                           6.62%        6.75%                          4.50%        6.61%
Maturing after 1
but within 5 years
  Amount                        85,530        6,600           --             8,826      100,956
  Yield                           6.59%        6.18%                          7.44%        6.64%
Maturing after 5
but within 10 years
  Amount                            --        1,000           --            30,677       31,677
  Yield                                        6.76%                          7.64%        7.61%
Maturing after 10
but within 15 years
  Amount                            --           --           --           279,147      279,147
  Yield                                                                       6.89%        6.89%
Maturing after 15 years
  Amount                            --          200           --             6,142        6,342
  Yield                                        7.94%                          6.15%        6.21%
------------------------------------------------------------------------------------------------
Total
  Amount                      $121,399       $9,800       $   --          $325,104     $456,303
  Yield                           6.60%        6.39%                          6.96%        6.85%
------------------------------------------------------------------------------------------------
Average life in years             1.72         3.18           --
Average contractual
 maturity in years                                                           12.49


(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are shown at their contractual maturity, but are expected to have shorter lives due to scheduled payments and prepayments.

     At December 31, 1997, the Company did not have an investment in any issuer (other than securities of the U.S. government) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds

     General. Deposits have been the primary source of funds of the Bank for making investments and loans. In addition to deposits, the Bank's other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales or maturities of securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank's fifteen conveniently located banking offices, customers can access accounts through the Bank's ATM network. The Bank is a member of the Transaxion ("TX"), New York Cash Exchange ("NYCE") and CIRRUS System, Inc. ("CIRRUS") networks which allow access to ATMs in over 100,000 locations worldwide.

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

     The Bank's deposits increased by $21.5 million or 2.7% during the twelve months ended December 31, 1997, from $788.4 million at year end 1996 to $809.9 million at the end of 1997. The increase is attributable to the $29.8 million in deposits acquired in connection with the Glendale purchase. Also, in 1997, the Bank experienced some modest deposit outflow due to the strong performance of the stock market and mutual funds which were both fierce competitors for the savers' dollars.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Company did not have any borrowed funds in 1997 or 1996.

DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,          1997                   1996                   1995
--------------------------------------------------------------------------------------------------
                                            Percent               Percent                 Percent
                                              of                     of                     of
                                  Amount   Deposits      Amount   Deposits      Amount    Deposits
Demand and NOW
  NOW                            $ 47,944      5.92%    $ 45,352      5.75%    $ 51,197      6.79%
  Demand accounts
   (non interest-bearing)          18,915      2.34       17,382      2.21       15,216      2.02
                                 --------    ------     --------    ------     --------    ------
    Total demand and NOW           66,859      8.26       62,734      7.96       66,413      8.81

Savings:
  Regular savings and
    special notice accounts       329,348     40.67      333,834     42.35      330,230     43.82
  Money market accounts            23,527      2.90       23,824      3.02       26,368      3.50
                                 --------    ------     --------    ------     --------    ------
    Total savings                 352,875     43.57      357,658     45.37      356,598     47.32

Time Certificates of deposit:
  Fixed rate certificates         316,368     39.06      303,722     38.52      274,684     36.45
  Variable rate certificates       74,666      9.22       65,417      8.30       57,373      7.61
                                 --------    ------     --------    ------     --------    ------
    Total time certificates
      of deposit                  391,034     48.28      369,139     46.82      332,057     44.06

Deposit acquisition premium,
  net of amortization                (918)    (0.11)      (1,181)     (.15)      (1,411)     (.19)
                                 --------    ------     --------    ------     --------    ------

    Total deposits               $809,850    100.00%    $788,350    100.00%    $753,657    100.00%
                                 --------    ------     --------    ------     --------    ------


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     1997                 1996                  1995
--------------------------------------------------------------------------------------------------
                                  Average    Average     Average    Average     Average    Average
                                  Balance     Rate       Balance      Rate      Balance      Rate

NOW accounts                     $ 46,580     1.14%     $ 47,197     1.21%     $ 50,513     1.28%
Demand (non interest-bearing)
   accounts                        18,156       --        15,992       --        13,645       --
Escrow deposits of borrowers        1,159     0.28           780     0.19           788     0.28
Money market accounts              24,186     3.07        25,205     3.20        28,052     3.29
Regular savings and
   special notice accounts        331,209     3.47       332,851     3.44       359,397     3.59
Time certificates of deposit      386,062     5.67       352,385     5.74       300,141     5.78
                                 --------               --------               --------
                                  807,352     4.30%     $774,410     4.27%     $752,536     4.11%

Investment Management and Trust Services

     The Bank's Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 1997 the Trust Division had approximately $30.2 million (market value) of assets in custody and under management.

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

Supervision and Regulation of the Company and its Subsidiaries

     The Bank is in a heavily regulated industry. As a Massachusetts-chartered savings bank whose deposits are insured by the FDIC and The Depositors Insurance Fund, the Bank is subject to regulation, supervision and examination by federal and state regulatory authorities, including, but not limited to the FDIC, the Massachusetts Commissioner of Banks and The Depositors Insurance Fund. This Federal and State regulation is for the benefit of borrowers, depositors and the respective deposit insurance funds and is not for the benefit of the Bank, the Company or its stockholders.

     The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, fair lending, fair credit reporting, real estate settlement procedures, funds availability, disclosure to consumers and financial accounting, reporting and recordkeeping. In the event the Bank did not operate in accordance with FDIC statutes, regulations or policies, the FDIC has authority to terminate insurance of the Bank's deposit accounts and the FDIC and the Commissioner of Banks have authority to impose other sanctions for such non-compliance. For a discussion of the Bank's capital adequacy, see Note 15 of Notes to Consolidated Financial Statements appearing in the Company's 1997 Annual Report to Stockholders, which is incorporated herein by reference.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made significant changes in federal laws governing depository institutions and the FDIC. Among other changes, FDICIA requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that do not meet applicable regulatory capital requirements. In addition, FDICIA prohibits state chartered banks from engaging, as principals, in activities such as equity investments and insurance underwriting, which are not permissible for national banks, unless the FDIC has determined that the activity would pose no significant risk to the Bank Insurance Fund and the state bank is in compliance with applicable capital standards. An insured state bank, such as MASSBANK, may to the extent permitted by the FDIC, acquire and retain ownership of common or preferred stock listed on a national securities exchange, provided that the insured state bank made or maintained an investment in such securities during the period beginning on September 30, 1990 and ending on November 26, 1991, which MASSBANK did, and provided further that the aggregate amount of the investment does not exceed 100 percent of the Bank's capital. At December 31, 1997, the Bank had marketable equity securities and investment in mutual funds with a market value of approximately $21.4 million, representing 21.3% of the Bank's equity capital. In addition, FDICIA limits the aggregate amount a bank may lend to its directors, executive officers and principal shareholders and their related interests, prohibits depository institutions that are not well capitalized from accepting brokered deposits without an express waiver from the FDIC, requires uniform disclosures to consumers of the terms of bank deposit accounts, and requires banks to give regulators and bank customers advance notice of branch closings. FDICIA also establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment.

     FDICIA imposes annual audit and reporting requirements on banking organizations with more than $500 million in total assets. Finally, the FDICIA requires the FDIC and the other Federal bank regulatory agencies to issue regulatory standards to govern various aspects of bank operations including real estate lending, executive compensation, loan documentation, credit underwriting, interest rate risk exposure, and asset growth.

     In 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was enacted. The Interstate Banking Act's provisions, among other things: (i) permit bank holding companies, under certain circumstances, to acquire control of banks in any state, subject to (a) specified maximum national and state deposit concentration limits; (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years; (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by a state-sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in
(i) and to any state laws that "opt-in" as of an earlier date or "opt-out" of the provisions entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for parity of treatment for foreign bank branch activities.

     In 1996, Massachusetts enacted legislation implementing the provisions of the Interstate Banking Act. In the new legislation, Massachusetts authorized immediate "opt-in" to interstate banking. Thus, the 1996 legislation substantially facilitates the geographic expansion of banking by Massachusetts and out-of-state banks.

     The 1996 legislation also allows out-of-state banks to establish and maintain branches through a merger or consolidation with or the purchase of assets or stock of any Massachusetts bank or through de novo branch establishment or purchase of a branch without purchase of the bank which owns the branch, in Massachusetts, provided that such out-of-state bank is expressly authorized to do so by the laws of the state under which it is organized. The 1996 legislation also allows Massachusetts banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any other state other than Massachusetts. Finally, the 1996 legislation prohibits the establishment of bank holding companies and acquisition of banks and bank holding companies by Massachusetts and out-of-state bank holding companies if the Massachusetts bank to be acquired has been in existence less than 3 years or if, after such acquisition, the bank holding company would control 28% of the deposits in Massachusetts (until 1998, when the deposit limitation is increased to 30%).

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

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 1997, the Bank had 150 full-time employees, including 30 officers, and 62 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has three wholly-owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $66.8 million and $63.7 million, at December 31, 1997, respectively.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $631 thousand at December 31, 1997.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of March 13, 1998 are as follows:

Name                           Age        Office
----                           ---        ------

Gerard H. Brandi               49         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

Raymond A. Brearey             62         Vice President and Senior Trust
                                          Officer of the Bank

David F. Carroll               50         Vice President of the Bank

Reginald E. Cormier            50         Vice President, Treasurer and Chief
                                          Financial Officer of the Company and
                                          the Bank

Donald R. Washburn             54         Senior Vice President of the Bank

Donna H. West                  52         Senior Vice President of the Bank
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

     Donald R. Washburn. Mr. Washburn joined the Bank in 1973 as a Loan Officer. He became an Assistant Vice President in January, 1977 and a Vice President in the Lending Division in June, 1980. Mr. Washburn served as Vice President of the Operations Division from February, 1983 to January, 1984, as Vice President of the Community Banking Division from January, 1984 to January, 1986 and as Vice President of the Lending Division from January, 1986 until his promotion to Senior Vice President of the Lending Division in June, 1994.

     Donna H. West. Mrs. West has been employed by the Bank since 1979 and has served as Vice President of the Community Banking Division since October, 1987. Starting at the Bank as an Assistant Branch Manager in 1979, Mrs. West became a Branch Manager in 1981, an Assistant Treasurer and Branch Manager in 1982, an Assistant Treasurer and Regional Branch Administrator in 1984 and an Assistant Vice President and Regional Branch Administrator in 1986. She served in this capacity until her October, 1987 promotion to Vice President of the Community Banking Division. In June, 1994, Mrs. West was promoted to Senior Vice President of the Community Banking Division.

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, two operations facilities and seven of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 1997, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                       Owned     Lease        Renewal
                                                       or        Expiration   Option
Location                                               Leased    Date         Through

MAIN OFFICE:  123 Haven Street, Reading, MA            Owned     ----         ----
BRANCH        296 Chelmsford Street, Chelmsford, MA    Leased    1998         ----
 OFFICES:     17 North Road, Chelmsford, MA            Leased    1999         (1)
              45 Broadway Road, Dracut, MA             Leased    2002         ----
              738 Broadway, Everett, MA                Owned     ----         ----
              50 Central Street, Lowell, MA            Owned     ----         ----
              755 Lakeview Avenue, Lowell, MA          Owned     ----         ----
              4110 Mystic Valley Pkwy, Medford, MA     Leased    2001         ----
              476 Main Street, Melrose, MA             Owned     ----         ----
              27 Melrose Street, Towers Plaza,
                 Melrose, MA                           Leased    2004         2014
              240 Main Street, Stoneham, MA            Leased    1998         2003
              1800 Main Street, Tewksbury, MA          Owned     ----         ----
              203 Littleton Road, Westford, MA         Owned     ----         ----
              370 Main Street, Wilmington, MA          Owned     ----         ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                        Leased    2006         ----
OPERATIONS
 FACILITIES:  159 Haven Street, Reading, MA            Owned     ----         ----
              169 Haven Street, Reading, MA            Owned     ----         ----
              11 North Road, Chelmsford, MA            Leased    1999         (1)

(1) Bank has option to purchase in year 2000.


Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 1997, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 1997 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG Peat Marwick LLP, contained in the Registrant's 1997 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 65 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

         The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information contained in Note 5 of the Consolidated Financial Statements under the caption "Loans" in the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements
                                                              Reference to 1997
                                                                Annual Report
                                                               to Stockholders
                                                                   (Pages)


Independent Auditors' Report                                         37
Consolidated balance sheets at December 31,
  1997 and 1996                                                      38
Consolidated statements of income for the three
  years ended December 31, 1997                                      39
Consolidated statements of cash flows for the three
  years ended December 31, 1997                                   40-41
Consolidated statements of changes in stockholders'
  equity for the three years ended December 31,
  1997                                                               42
Notes to consolidated financial statements                        43-65


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

    10.1.4 Amendment to MASSBANK Corp. 1994 Stock Incentive Plan is attached hereto as Exhibit 10.1.4 to this Annual Report.

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

    10.2.2 Amendments to the MASSBANK for Savings Employee's Stock Ownership Plan and Trust Agreement are attached hereto as
                      Exhibit 10.2.2 to this Annual Report.

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

  Exhibit No.         Description of Exhibit


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

    10.3.5 First amendment dated as of February 1, 1993 to the Employment Agreement with Raymond A. Brearey incorporated by reference to Exhibit 10.3.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

    10.3.6 Second amendment dated as of February 1, 1993 to the Employment Agreement with Raymond A. Brearey incorporated by reference to Exhibit 10.3.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992.

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

    10.4.1 Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 1996.

    12 Statement re: Computation of Ratios - Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

    13 1997 Annual Report to Stockholders - except for those portions of the 1997 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 1997 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

    22 Subsidiaries of the Registrant - A list of subsidiaries of the Registrant is attached hereto as Exhibit 22 to this Annual Report.

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


/s/ Gerard H. Brandi           Chairman, President,
-------------------------      Chief Executive Officer and
Gerard H. Brandi               Director                         March 11, 1998



/s/ Reginald E. Cormier        Vice President, Treasurer
-------------------------      and Chief Financial Officer
Reginald E. Cormier            (Principal Financial and
                               Accounting Officer)              March 11, 1998



/s/ Samuel Altschuler          Director                         March 18, 1998
-------------------------
Samuel Altschuler



/s/ Mathias B. Bedell          Director                         March 11, 1998
-------------------------
Mathias B. Bedell



                               Director
-------------------------
Allan S. Bufferd



                               Director
-------------------------
Peter W. Carr



/s/ Alexander S. Costello      Director                         March 19, 1998
-------------------------
Alexander S. Costello

/s/ Robert S. Cummings         Director                         March 11, 1998
-------------------------
Robert S. Cummings



/s/ Louise A. Hickey           Director                         March 18, 1998
-------------------------
Louise A. Hickey



                               Director
-------------------------
Leonard Lapidus



/s/ Stephen E. Marshall        Director                         March 11, 1998
-------------------------
Stephen E. Marshall



/s/ Arthur W. McPherson        Director                         March 18, 1998
-------------------------
Arthur W. McPherson



/s/ Herbert G. Schurian        Director                         March 11, 1998
-------------------------
Herbert G. Schurian



/s/ Donald B. Stackhouse       Director                         March 11, 1998
-------------------------
Donald B. Stackhouse