Form 10-Q
period 1998-03-31
MASSBANK CORP
filed 1998-05-11
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at April 23, 1998: 3,586,878 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             March 31, 1998 (unaudited) and December 31, 1997                3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 1998 and 1997              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 1998 (unaudited)
             and the year ended December 31, 1997                       5 -  6

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 1998 and 1997         7 -  8

           Condensed Notes to the Consolidated Financial Statements     9 - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 24



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  25

ITEM 2.  Changes in Securities                                              25

ITEM 3.  Defaults Upon Senior Securities                                    25

ITEM 4.  Submission of Matters to a Vote of Security Holders                25

ITEM 5.  Other Information                                                  25

ITEM 6.  Exhibits and Reports on Form 8-K                                   25


Signature Page                                                              26

MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share data)
                                                       March 31,    December 31,
	                                                         1998           1997
                                                        ____           ____
                                                      (unaudited)
Assets:
Cash and due from banks                                $  6,347      $  6,808
Short-term investments (Note 3)                         120,360       109,755
______________________________________________________________________________
    Total cash and cash equivalents                     126,707       116,563
Term federal funds sold                                  20,000        20,000
Interest-bearing deposits in banks                        2,552         2,083
Securities held to maturity, at amortized cost
  (market value of $367 in 1998 and $372 in 1997)           367           372
Securities available for sale, at market value
  (amortized cost of $451,748 in 1998 and $466,749
  in 1997)                                              468,611       482,224
Trading securities, at market value                      23,728        21,260
Loans: (Note 4)
  Mortgage loans                                        254,237       248,798
  Other loans                                            22,719        23,505
  Less: allowance for loan losses                        (2,377)       (2,334)
______________________________________________________________________________
    Net loans                                           274,579       269,969
Premises and equipment                                    4,328         4,369
Accrued interest receivable                               5,364         5,395
Goodwill                                                  1,462         1,487
Other assets                                              1,752         1,681
______________________________________________________________________________
    Total assets                                       $929,450      $925,403
Liabilities and Stockholders' Equity:
Deposits                                               $809,757      $809,850
Escrow deposits of borrowers                              1,548         1,502
Employee stock ownership plan liability                     781           781
Accrued and deferred income taxes payable                 6,514         6,167
Other liabilities                                         3,789         3,324
______________________________________________________________________________
    Total liabilities                                   822,389       821,624
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,352,900 and
     7,336,800 shares issued, respectively                7,353         7,337
  Additional paid-in capital                             59,127        58,737
  Retained earnings                                      72,937        70,984
______________________________________________________________________________
                                                        139,417       137,058
  Accumulated other comprehensive income:
    Net unrealized gains on securities
      available for sale, net of tax effect               9,994         9,071
  Treasury stock at cost, 3,766,022 shares              (41,569)      (41,569)
  Common stock acquired by ESOP                          (  781)       (  781)
______________________________________________________________________________
    Total stockholders' equity                          107,061       103,779
______________________________________________________________________________

    Total liabilities and stockholders' equity         $929,450      $925,403

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Three months ended
                                                                   March 31,
(In thousands except share data)                               1998        1997
________________________________________________________________________________
Interest and dividend income:
    Mortgage Loans                                          $ 4,650      $ 4,237
    Other loans                                                 525          560
    Securities available for sale:
      Mortgage-backed securities                              5,561        5,365
      Other securities                                        2,188        2,682
    Trading securities                                          296           95
    Federal funds sold                                        1,503        1,482
    Other investments                                           370          339
________________________________________________________________________________
      Total interest and dividend income                     15,093       14,760
________________________________________________________________________________
Interest expense:
    Deposits                                                  8,521        8,349
________________________________________________________________________________
      Total interest expense                                  8,521        8,349
________________________________________________________________________________
      Net interest income                                     6,572        6,411
Provision for loan losses                                        45           68
________________________________________________________________________________
      Net interest income after provision for loan losses     6,527        6,343
________________________________________________________________________________
Non-interest income:
    Deposit account service fees                                211          222
    Gains on securities, net                                    812          468
    Other                                                       223          204
________________________________________________________________________________
      Total non-interest income                               1,246          894
________________________________________________________________________________
Non-interest expense:
    Salaries and employee benefits                            1,973        1,869
    Occupancy and equipment                                     555          503
    Data processing                                             130          145
    Professional services                                       121          177
    Advertising and marketing                                    43           56
    Amortization of intangibles                                  69           58
    Other                                                       365          387
________________________________________________________________________________
      Total non-interest expense                              3,256        3,195
________________________________________________________________________________
      Income before income taxes                              4,517        4,042
Income tax expense                                            1,683        1,569
________________________________________________________________________________
      Net income                                            $ 2,834      $ 2,473
________________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                   3,534,654    3,529,781
  Diluted                                                 3,696,584    3,646,863
________________________________________________________________________________
Earnings per share (in dollars):
  Basic                                                     $  0.80      $  0.70
  Diluted                                                      0.77         0.68

See accompanying condensed notes to consolidated financial statements.

                                  MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Three Months Ended March 31, 1998 (unaudited)
                                   (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1997                  $7,337    $58,737    $70,984    $(41,569)     $9,071        $(781)  $103,779
  Net Income                                      --         --      2	,834          --          --           --      2,834
  Other incomprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --         923           --        923
                                                                                                                     _____
  Comprehensive income                                                                                               3,757
  Cash dividends declared and paid
  ($0.25 per share)                               --         --       (884)         --          --           --       (884)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          3          --          --           --          3
  Amortization of ESOP shares
    committed to be released                      --         66         --          --          --           --         66
  Exercise of stock options
    and related tax benefits                      16        324         --          --          --           --        340
___________________________________________________________________________________________________________________________

Balance at March 31, 1998                     $7,353    $59,127    $72,937    $(41,569)     $9,994        $(781)  $107,061


See accompanying condensed notes to consolidated financial statements.

                                  MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Year Ended December 31, 1997 (unaudited)
                                   (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1996                  $5,476    $57,858    $65,756    $(39,904)    $ 4,001        $(937)  $ 92,250
  Net income                                      --         --     10,167          --          --           --     10,167
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --       5,070           --      5,070
                                                                                                                    ______
  Comprehensive income                                                                                              15,237
  Cash dividends declared and paid
    ($0.885 per share)                            --         --     (3,124)         --          --           --     (3,124)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         15          --          --           --         15
  Net decrease in liability to ESOP               --         --         --          --          --          156        156
  Amortization of ESOP shares
    committed to be released                      --        184         --          --          --           --        184
  Purchase of treasury stock                      --         --         --      (1,665)         --           --     (1,665)
  Exercise of stock options
    and related tax benefits                      31        695         --          --          --           --        726
  Transfer resulting from four-for-three
    stock split                                1,830         --     (1,830)         --          --           --         --
__________________________________________________________________________________________________________________________

Balance at December 31, 1997                  $7,337    $58,737    $70,984    $(41,569)     $9,071        $(781)  $103,779


See accompanying condensed notes to consolidated financial statements.

                              MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                          1998       1997
                                                                          ____       ____
                                                                           (In thousands)

Cash flows from operating activities:
  Net income                                                            $ 2,834   $ 2,473
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                           230       189
    Loan interest capitalized                                               (11)        --
    Amortization of ESOP shares committed to be released                     66        --
    Decrease (increase) in accrued interest receivable                       31      (170)
    Increase in other liabilities                                           497       250
    Decrease in current income taxes payable                               (182)     (434)
    Accretion of discounts on securities, net of amortization
      of premiums                                                          (282)     (259)
    Net trading securities activity                                      (1,325)   (8,589)
    Gains on securities available for sale                                 (780)     (500)
    (Gains) losses on trading securities                                    (32)       32
    Increase in deferred mortgage loan
      origination fees, net of amortization                                  46        45
    Deferred income tax expense (benefit)                                    63       (42)
    Increase in other assets                                                (62)     (146)
    Loans originated for sale                                              (129)       --
    Loans sold                                                              129        --
    Provision for loan losses                                                45        68
    Gains on sales of real estate acquired through foreclosure               (1)       (7)
    Increase in escrow deposits of borrowers                                 46       135
__________________________________________________________________________________________
        Net cash provided by (used in) operating activities               1,183    (6,955)
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                     (10,000)   (5,000)
    Proceeds from maturities of term federal funds                       10,000        --
    Increase in interest bearing bank deposits                             (469)      (29)
    Proceeds from sales of investment securities available for sale       5,073     9,279
    Proceeds from maturities of investment securities
      available for sale                                                 14,500    13,000
    Purchases of investment securities
      available for sale                                                (19,005)  (30,835)
    Purchases of mortgage-backed securities                                  --   (19,713)
    Principal repayments of mortgage-backed securities                   14,351     8,789
    Principal repayments of securities held to maturity                       5         4
    Principal repayments of securities available for sale                     1        --
    Loans originated                                                    (19,632)  (12,798)

                              MASSBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        (unaudited)
                                                                     Three Months Ended
                                                                            March 31,
                                                                         1998       1997
                                                                         ____       ____
                                                                          (In thousands)
Cash flows from investing activities: (Continued)
    Loan principal payments received                                     14,834    10,478
    Purchases of premises & equipment                                      (109)      (84)
    Proceeds from sales of real estate acquired through foreclosure          89       284
__________________________________________________________________________________________
        Net cash provided by (used in) investing activities               9,638   (26,625)
__________________________________________________________________________________________
Cash flows from financing activities:
    Net (decrease) increase in deposits                                    (137)    6,565
    Payments to acquire treasury stock                                       --      (202)
    Issuance of common stock under stock option plan                        269        70
    Tax benefit resulting from stock options exercised                       71        17
    Dividends paid on common stock                                         (884)     (716)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                     4         3
__________________________________________________________________________________________
      Net cash (used in) provided by financing activities                  (677)    5,737
__________________________________________________________________________________________
      Net increase (decrease) in cash and
         cash equivalents                                                10,144   (27,843)
    Cash and cash equivalents at beginning of period                    116,563   140,922
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                         $126,707  $113,079
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                             $8,522    $8,338
    Cash paid during the period for taxes, net of refunds                 1,403     2,023
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                    32        30
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in stockholders' equity                           923    (3,950)
      Increase (decrease) in deferred tax liabilities                       466    (2,770)
    Transfers from loans to real estate acquired through foreclosure         88       217
    Purchases of securities incomplete (not settled) at end of period        --    10,551
    Sales of securities incomplete (not settled) at end of period            --       151
    Transfers from securities available for sale to trading securities    1,111        --
    Transfers from premises and equipment to other assets                     9        --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 1998 and December 31, 1997, and its operating results for the three months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year. The Company's per share information reported for the prior year has been restated to reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1997.

(2)  Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)  Short-Term Investments
     Short-term investments consist of the following:

________________________________________________________________________________
                                                   At                  At
(In thousands)                               March 31, 1998   December 31, 1997
________________________________________________________________________________
  Federal funds sold (overnight)                $ 95,518             $ 85,241
  Money market funds                              24,842               24,514
________________________________________________________________________________
    Total short-term investments                $120,360             $109,755
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At March 31, 1998, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,986,000 and commitments under existing home equity lines of credit and other loans of approximately $20,752,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 1998, the Company had a performance standby letter of credit conveyed to others in the amount of $781,000 which is also not reflected on the consolidated balance sheet.

(5)  Reporting Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

     The Company's other comprehensive income and related tax effect for the three months ended March 31, 1998 and the year ended December 31, 1997 is as follows:

                                                       For the Three Months Ended
                                                             March 31, 1998
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period     $2,168      $  (795)    $1,373
  Less: reclassification adjustment for
    gains realized in net income                       (780)         330       (450)
                                                     ______      ________     ______
  Net unrealized gains                                1,388         (465)       923
                                                     ______      ________     ______
  Other comprehensive income                         $1,388      $  (465)    $  923
                                                     ______      ________     _____

                                                          For the Year Ended
                                                          December 31, 1997
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period    $10,411      $(4,290)     $6,121
  Less: reclassification adjustment for
    gains realized in net income                     (1,831)         780      (1,051)
                                                     ______      ________     ______
  Net unrealized gains                                8,580       (3,510)      5,070
                                                     ______      ________     ______
  Other comprehensive income                         $8,580      $(3,510)     $5,070
                                                     ______      ________     _____

                           MASSBANK CORP. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION & ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   March 31, 1998


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

Results of Operations for the three months ended March 31, 1998


GENERAL
    For the quarter ended March 31, 1998, MASSBANK Corp. reported consolidated net income of $2,834,000 or $0.80 in basic earnings per share compared to net income of $2,473,000, or $0.70 in basic earnings per share in the first quarter of 1997. This represents an increase of 14.6% in net income and a 14.3% increase in basic earnings per share. Diluted earnings per share increased to $0.77 per share from $0.68 per share in last year's comparable period, representing an increase of 13.2%. The current and prior year per share amounts reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

    The Company's positive earnings performance in the recent quarter reflects an improvement in net interest income due to continued growth in the Company's average earning assets. Average earning assets for the first quarter of 1998, as shown in the tables appearing on pages 12 and 13 of this Form 10-Q, increased to $907.1 million, up $32.0 million from the corresponding quarter in 1997. Net interest income for the recent quarter was $6,572,000, up $161,000 over the same quarter last year.

    Results for the quarter ended March 31, 1998 were also influenced by the following:

    (a) The provision for loan losses was $45,000 in the recent quarter compared to $68,000 in the first quarter of the prior year.

    (b) Non-interest income for the quarter totalled $1,246,000, an increase of $352,000 or 39% from the same period in 1997.

    (c) Non-interest expense in the first quarter of 1998 increased 1.9% to $3,256,000 from $3,195,000 in the first quarter of 1997.

    (d) Income taxes were favorably impacted by the receipt of a non-recurring state income tax refund, net of federal tax, of approximately $44,000.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           March 31,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $110,451  $ 1,503   5.52%   $112,977  $ 1,482   5.32%
  Short-term investments (2)       27,007      365   5.49      25,666      336   5.31
  Investment securities           149,901    2,224   5.93     170,616    2,724   6.39
  Mortgage-backed securities      324,699    5,561   6.85     308,492    5,365   6.96
  Trading securities               21,955      296   5.40       6,476       95   5.97
  Mortgage loans (1)              249,825    4,650   7.45     225,649    4,237   7.51
  Other loans (1)                  23,256      525   9.14      25,233      560   8.96
__________________________________________________            ________________
    Total earning assets          907,094  $15,124   6.68%    875,109  $14,799   6.77%

Allowance for loan losses          (2,339)                     (2,200)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 904,755                     872,909

Other assets                       19,044                      17,805
__________________________________________________________________________________________
    Total assets                 $923,799                    $890,714
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - Continued
                                                      Three Months Ended
                                                          March 31,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 67,050  $   133   0.80%   $ 63,359  $   128   0.82%
  Savings                         353,515    2,982   3.42     357,098    3,053   3.47
  Time certificates of deposit    386,843    5,406   5.67     371,170    5,168   5.65
__________________________________________________            ________________
    Total deposits                807,408    8,521   4.28     791,627    8,349   4.28

Other liabilities                  10,467                       5,778
__________________________________________________________________________________________
    Total liabilities             817,875                     797,405
Stockholders' Equity              105,924                      93,309
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $923,799                    $890,714
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,603                       6,450
Less adjustment of tax-exempt
  interest income                               31                          39
__________________________________________________________________________________________
Net interest income                        $ 6,572                     $ 6,411
__________________________________________________________________________________________
Interest rate spread                                 2.40%                       2.49%
__________________________________________________________________________________________
Net interest margin (3)                              2.91%                       2.95%
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

Net Interest Income
     Net interest income was $6.572 million for the first quarter of 1998 as compared to $6.411 million for the same period in 1997. This increase resulted from the growth in the Company's interest-earning assets partially offset by a decrease in net interest margin. The net interest margin for the three months ended March 31, 1998 and 1997 was 2.91% and 2.95%, respectively.

     The Company's interest rate spread decreased to 2.40% for the first quarter of 1998, from 2.49% in the first quarter of 1997. The yield on the Company's average earning assets in the first quarter of 1998 decreased by 9 basis points to 6.68% from 6.77% in the corresponding quarter of 1997.
The Company's average cost of funds in the recent quarter was 4.28% the same as in the first quarter of the prior year.

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

    The provision for loan losses for the first quarter of 1998 was $45,000 versus $68,000 for the comparable period in 1997. This decrease was essentially due to lower net loan charge-offs. Loan charge-offs net of recoveries equalled $2,000 in the recent quarter, down from $95,000 for the same quarter last year.

     The reserve coverage as a percentage of the Bank's non-performing assets showed improvement in the recent quarter. At March 31, 1998, MASSBANK's allowance for loan losses totalled $2.377 million representing 152.3% of non-performing assets compared to $2.210 million representing 128.6% of non-performing assets at the end of the first quarter in 1997.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first quarter of 1998 totalled $1,246,000, up $352,000 or approximately 39% from the $894,000 reported in the corresponding quarter last year. This growth is primarily attributable to an increase in net securities gains. The Company has benefited from the stock market's favorable performance. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $9.5 million at March 31, 1998. The Company reported net securities gains of $812,000 for the recent quarter compared to $468,000 for the same quarter last year.

Non-Interest Expense
     Non-interest expenses increased by $61,000, or 1.9% to $3,256,000 in the first quarter of 1998 from $3,195,000 in the first quarter of 1997.

     Salaries and employee benefits, the largest component of non-interest expense, increased $104,000 or 5.6% from $1,869,000 in the first quarter of 1997 to $1,973,000 in the recent quarter. This increase is due principally to salary increases and an increase in the Company's employee stock ownership plan
(ESOP) expense. The expense related to this plan is tied closely to the market value of the Company's common stock. The market value of the Company's common stock has increased from $30.75 per share at March 31, 1997 to $50.125 per share at March 31, 1998. The Company's favorable stock performance has resulted in a higher ESOP expense for the Company.

     Occupancy and equipment expenses increased from $503,000 in the first quarter of 1997 to $555,000 in the first quarter of 1998. This increase reflects higher real estate taxes and depreciation expense, due in part, to the Glendale Co-operative Bank acquisition in July 1997 and the Bank's investment in new computer systems during the past year.

     Professional services expenses decreased from $177,000 in the first quarter of 1997 to $121,000 in the recent quarter. This was due, in large part, to a decrease in legal fees.

     All other non-interest expenses combined decreased by $39,000 or 6.0%, from $646,000 for the three months ended March 31, 1997 to $607,000 for the three months ended March 31, 1998.

Income Tax Expense
     The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Company, in the recent quarter, changed its tax year from a tax year ending October 31 to a tax year ending December 31. The Company will be filing the short period tax returns required by this change. The
Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,683,000 for the three months ended March 31, 1998 from $1,569,000 for the same period in 1997. The Company's combined effective income tax rate for the first quarter of 1998 is 37.3% as compared to 38.8% for the same quarter a year ago.

     The reduction in effective income tax rate is partly due to a state income tax refund of approximately $44,000, net of federal tax, that the Company received in the recent quarter, representing the final settlement of a state income tax issue for prior years.

Financial Condition
     Total assets at March 31, 1998 were $929.5 million, an increase of $4.1 million from $925.4 million at December 31, 1997. The Company's securities available for sale portfolio in the recent quarter decreased $13.6 million. This was partially offset by an increase of $10.6 million in short-term investments.

     MASSBANK's loan portfolio increased to $277.0 million at March 31, 1998 reflecting a net increase in loans of $4.7 million in the first quarter of 1998. This improvement was due to an increase in loan originations. Loan originations totaled $19.8 million in the three months ended March 31, 1998, up 55%, or $7.0 million compared to $12.8 million in the three months ended March 31, 1997.

     Total deposits were $809.8 million at March 31, 1998 essentially unchanged from $809.9 million at year end 1997.

     Total stockholders' equity rose to $107.1 million at March 31, 1998 from $103.8 million at December 31, 1997. Book value increased to $29.85 per share, from $29.06 per share at year end 1997. The Company's book value per share has increased $4.73 or 18.8% since March 31, 1997.

Investments
     Total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $635.6 million at March 31, 1998, essentially unchanged from $635.7 million at year end 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $17.6 million as of March 31, 1998, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $316.8 million at March 31, 1998 versus $330.7 million at year end 1997.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                 March 31,      December 31,
(In thousands)                                     1998             1997
                                               _____________      ____________

U.S. Treasury bills                              $21,695            $18,542
Investment in mutual funds                         2,033              2,718
                                                 _______            _______
    Total                                        $23,728            $21,260

                                  FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at March 31, 1998 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At March 31, 1998                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    367    $     --     $     --    $    367
__________________________________________________________________________________________
      Total securities held to maturity     $    367    $     --     $     --    $    367
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $125,374    $  1,519     $    (16)   $126,877
    U.S. Government agency obligations         7,304          15           (2)      7,317
__________________________________________________________________________________________
      Total                                  132,678       1,534          (18)    134,194
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           58,176       1,344          (23)     59,497
      Federal Home Loan Mortgage
        Corporation                          237,855       4,363         (142)    242,076
      Federal National Mortgage
        Association                            7,102         221           --       7,323
      Collateralized mortgage
        obligations                            7,520          71           --       7,591
      Other                                      271          11           --         282
__________________________________________________________________________________________
      Total mortgage-backed securities       310,924       6,010         (165)    316,769
__________________________________________________________________________________________
      Total debt securities                  443,602       7,544         (183)    450,963
__________________________________________________________________________________________
  Equity securities                            8,146       9,502           --      17,648
__________________________________________________________________________________________
      Total securities available for sale    451,748    $ 17,046     $   (183)   $468,611
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        16,863
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $468,611
__________________________________________________________________________________________

Trading securities                          $ 23,727                             $ 23,728
__________________________________________________________________________________________

                                  FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)
     The amortized cost and estimated market value of investment securities at December 31, 1997 with gross unrealized gains and losses, follows:

__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At December 31, 1997             Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    372    $     --     $     --    $    372
__________________________________________________________________________________________
      Total securities held to maturity     $    372    $     --     $     --    $    372
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $121,399    $  1,622     $     --    $123,021
    U.S. Government agency obligations         9,800          24          (11)      9,813
__________________________________________________________________________________________
      Total                                  131,199       1,646          (11)    132,834
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           60,493       1,247          (31)     61,709
      Federal Home Loan Mortgage
        Corporation                          248,744       4,257         (180)    252,821
      Federal National Mortgage
        Association                            7,733         258           --       7,991
      Collateralized mortgage
        obligations                            7,836          62           --       7,898
      Other                                      298          14           --         312
__________________________________________________________________________________________
      Total mortgage-backed securities       325,104       5,838         (211)    330,731
__________________________________________________________________________________________
      Total debt securities                  456,303       7,484         (222)    463,565
__________________________________________________________________________________________
  Investments in mutual funds                  1,110           4           --       1,114
  Equity securities                            9,336       8,227          (18)     17,545
__________________________________________________________________________________________
      Total securities available for sale    466,749    $ 15,715     $   (240)   $482,224
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        15,475
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $482,224
__________________________________________________________________________________________

Trading securities                          $ 21,305                             $ 21,260
__________________________________________________________________________________________

INVESTMENT SECURITIES (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at March 31, 1998 and December 31, 1997 are as follows:


                                                               March 31, 1998
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 34,786   $ 34,929      $    --     $    --
After 1 year but within 5 years                 92,752     94,107          230         230
After 5 years but within 10 years                4,941      4,960           93          93
After 10 years but within 15 years                  --         --           44          44
After 15 years                                     199        198           --          --
                                              ________    _______       ______      ______
                                               132,678    134,194          367         367
Mortgage-backed securities                     310,924    316,769           --          --
                                              ________    _______       ______      ______
                                              $443,602   $450,963      $   367     $   367

                                                             December 31, 1997
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 37,869   $ 38,007      $    --     $    --
After 1 year but within 5 years                 92,130     93,634          230         230
After 5 years but within 10 years                1,000        994           97          97
After 15 years                                     200        199           45          45
                                              ________    _______       ______      ______
                                               131,199    132,834          372         372
Mortgage-backed securities                     325,104    330,731           --          --
                                              ________    _______       ______      ______
                                              $456,303   $463,565      $   372     $   372


LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                  March 31, 1998       December 31, 1997
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $251,555               $245,325
  Commercial                                         2,690                  3,861
  Construction                                         941                    492
_______________________________________________________________________________________
                                                   255,186                249,678
Add:  Premium on loans                                 320                    343
Less: deferred mortgage loan origination fees       (1,269)                (1,223)
_______________________________________________________________________________________
      Total mortgage loans                         254,237                248,798

Other loans:
  Consumer:
    Installment                                      2,055                  2,199
    Guaranteed education                             8,842                  8,934
    Other secured                                    1,475                  1,600
    Home equity lines of credit                     10,070                 10,470
    Unsecured                                          254                    266
_______________________________________________________________________________________
      Total consumer loans                          22,696                 23,469
  Commercial                                            23                     36
_______________________________________________________________________________________
      Total other loans                             22,719                 23,505
_______________________________________________________________________________________
      Total loans                                 $276,956               $272,303
_______________________________________________________________________________________

     The Bank's loan portfolio increased $4.7 million during the first three months of 1998, from $272.3 million at December 31, 1997 to $277.0 million at March 31, 1998. Most of the increase was in the residential 1-4 family category.

     Loan originations increased to $19.8 million in the first quarter of 1998 compared to $12.8 million in the first quarter of last year, an increase of $7.0 million or 55%.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at March 31, 1998 and 1997, and December 31, 1997:


                                              At            At              At
                                           March 31,   December 31,      March 31,
(In thousands)                              1998           1997            1997
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $ 1,561        $ 1,771       $ 1,275
Real estate acquired through foreclosure       --             --           443
____________________________________________________________________________________
Total non-performing assets               $ 1,561        $ 1,771       $ 1,718
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,377        $ 2,334       $ 2,210
Allowance as percent of
  non-performing assets                     152.3 %        131.9 %       128.6 %
Non-accrual loans as percent
  of total loans                              0.56%          0.65%         0.51%
Non-performing assets as percent
  of total assets                             0.17%          0.19%         0.19%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1997 to March 31, 1998 as noted in the table above. The principal balance of non-accrual loans was $1.6 million, or approximately 6/10 of 1% of total loans and real estate acquired through foreclosure remained at zero, a milestone reached at year-end
1997. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of March 31, 1998.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            1998           1997
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,334        $ 2,237
Provision for loan losses                                     45             68
Recoveries of loans previously charged-off                     6             35
Less:  Charge-offs                                            (8)          (130)
_________________________________________________________________________________

Balance at end of period                                 $ 2,377        $ 2,210
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

     At March 31, 1998 the balance of the allowance for loan losses was $2,377,000 representing 152.3% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits decreased by approximately $0.1 million to $809.8 million at March 31, 1998 from $809.9 million at December 31, 1997.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                March 31,       December 31,
                                                  1998              1997
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 67,775            $ 66,859
Savings and money market accounts               356,717             352,875
Time certificates of deposit                    386,139             391,034
Deposit acquisition premium,
  net of amortization                              (874)               (918)
________________________________________________________________________________

    Total deposits                             $809,757            $809,850
________________________________________________________________________________

Recent Accounting Developments

     "Disclosures about Segments of an Enterprise and Related Information"
     In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the enterprise's chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a company to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This Statement is effective for 1998 annual financial statements. Segment information need not be reported in financial statements for interim periods in the initial year of application.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 1998 the Bank had $95.5 million or 10.3% of total assets and $134.2 million or 14.4% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 1998, the Bank had a leverage Tier I capital to total assets ratio of 9.90%, a Tier I capital to risk-weighted assets ratio of 33.17% and a total capital to risk-weighted assets ratio of 34.04%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.39%, Tier I capital to risk-weighted assets of 34.80% and total capital to risk-weighted assets of 35.67% at March 31, 1998.

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

PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 1998, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date    May 11, 1998                                /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date    May 11, 1998                                /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO