Form 10-Q
period 1998-06-30
MASSBANK CORP
filed 1998-08-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at July 31, 1998: 3,600,310 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             June 30, 1998 (unaudited) and December 31, 1997                 3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 1998 and 1997               4
             and for the six months ended June 30, 1998 and 1997             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1998 (unaudited)
             and the year ended December 31, 1997                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1998 and 1997            8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 32


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         33



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  34

ITEM 2.  Changes in Securities                                              34

ITEM 3.  Defaults Upon Senior Securities                                    34

ITEM 4.  Submission of Matters to a Vote of Security Holders                34

ITEM 5.  Other Information                                                  34

ITEM 6.  Exhibits and Reports on Form 8-K                                   34


Signature Page                                                              35

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                         June 30,     December 31,
	                                                           1998           1997
                                                           ____           ____
                                                       (unaudited)
Assets:
Cash and due from banks                                  $  7,065      $  6,808
Short-term investments (Note 3)                           160,486       109,755
________________________________________________________________________________
    Total cash and cash equivalents                       167,551       116,563
Term federal funds sold                                    10,000        20,000
Interest-bearing deposits in banks                          2,596         2,083
Securities held to maturity, at amortized cost
  (market value of $363 in 1998 and $372 in 1997)             363           372
Securities available for sale, at market value (amortized
  cost of $427,988 in 1998 and $466,749 in 1997)          445,280       482,224
Trading securities, at market value                         4,985        21,260
Loans: (Note 4)
  Mortgage loans                                          265,899       248,798
  Other loans                                              22,022        23,505
  Less: allowance for loan losses                          (2,405)       (2,334)
________________________________________________________________________________
    Net loans                                             285,516       269,969
Premises and equipment                                      4,233         4,369
Real estate acquired through foreclosure                       71            --
Accrued interest receivable                                 5,351         5,395
Goodwill                                                    1,437         1,487
Accrued income tax asset, net                                 569            --
Other assets                                                1,720         1,681
________________________________________________________________________________
    Total assets                                         $929,672      $925,403
Liabilities and Stockholders' Equity:
Deposits                                                 $808,706      $809,850
Escrow deposits of borrowers                                1,334         1,502
Employee stock ownership plan liability                       781           781
Accrued income taxes payable                                   --         1,240
Deferred income taxes payable                               5,629         4,927
Other liabilities                                           3,854         3,324
________________________________________________________________________________
    Total liabilities                                     820,304       821,624
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,358,616 and
     7,336,800 shares issued, respectively                  7,359         7,337
  Additional paid-in capital                               59,363        58,737
  Retained earnings                                        74,760        70,984
________________________________________________________________________________
                                                          141,482       137,058
  Accumulated other comprehensive income:
    Net unrealized gains on securities
      available for sale, net of tax effect                10,236         9,071
  Treasury stock at cost, 3,766,022 shares                (41,569)      (41,569)
  Common stock acquired by ESOP                            (  781)       (  781)
________________________________________________________________________________
    Total stockholders' equity                            109,368       103,779
________________________________________________________________________________
    Total liabilities and stockholders' equity           $929,672      $925,403

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Three months ended
                                                                 June 30,
(In thousands except share data)                             1998        1997
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 4,774      $ 4,320
  Other loans                                                 511          560
  Securities available for sale:
    Mortgage-backed securities                              5,293        5,647
    Other securities                                        2,167        2,664
  Trading securities                                          157          241
  Federal funds sold                                        1,749        1,223
  Other investments                                           374          362
______________________________________________________________________________
    Total interest and dividend income                     15,025       15,017
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,562        8,555
______________________________________________________________________________
    Total interest expense                                  8,562        8,555
______________________________________________________________________________
    Net interest income                                     6,463        6,462
Provision for loan losses                                      45           52
______________________________________________________________________________
    Net interest income after provision for loan losses     6,418        6,410
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                210          226
  Gains on securities, net                                    616          610
  Other                                                       275          300
______________________________________________________________________________
    Total non-interest income                               1,101        1,136
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,874        1,955
  Occupancy and equipment                                     472          516
  Data processing                                             123          156
  Professional services                                       119           90
  Merger and acquisition related expense                       --          100
  Advertising and marketing                                    54           36
  Amortization of intangibles                                  68           57
  Contributions                                                 6          644
  Other                                                       403          370
______________________________________________________________________________
    Total non-interest expense                              3,119        3,924
______________________________________________________________________________
    Income before income taxes                              4,400        3,622
Income tax expense                                          1,694        1,173
______________________________________________________________________________
    Net income                                            $ 2,706      $ 2,449
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,546,194    3,528,733
  Diluted                                               3,708,701    3,652,569
Earnings per share (in dollars):
  Basic                                                   $  0.76      $  0.69
  Diluted                                                    0.73         0.67

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Six months ended
                                                                  June 30,
(In thousands except share data)                             1998         1997
_______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                           $ 9,424      $ 8,557
  Other loans                                                1,036        1,120
  Securities available for sale:
    Mortgage-backed securities                              10,854       11,012
    Other securities                                         4,355        5,346
  Trading securities                                           453          336
  Federal funds sold                                         3,252        2,705
  Other investments                                            744          701
_______________________________________________________________________________
    Total interest and dividend income                      30,118       29,777
_______________________________________________________________________________
Interest expense:
  Deposits                                                  17,083       16,904
_______________________________________________________________________________
    Total interest expense                                  17,083       16,904
_______________________________________________________________________________
    Net interest income                                     13,035       12,873
Provision for loan losses                                       90          120
_______________________________________________________________________________
    Net interest income after provision for loan losses     12,945       12,753
_______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                 421          448
  Gains on securities, net                                   1,428        1,078
  Other                                                        498          504
_______________________________________________________________________________
    Total non-interest income                                2,347        2,030
_______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                             3,847        3,824
  Occupancy and equipment                                    1,027        1,019
  Data processing                                              253          301
  Professional services                                        240          227
  Merger and acquisition related expense                        --          140
  Advertising and marketing                                     97           92
  Amortization of intangibles                                  137          115
  Contributions                                                  7          656
  Other                                                        767          745
_______________________________________________________________________________
    Total non-interest expense                               6,375        7,119
_______________________________________________________________________________
    Income before income taxes                               8,917        7,664
Income tax expense                                           3,377        2,742
_______________________________________________________________________________
    Net income                                               5,540      $ 4,922
_______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                  3,540,456    3,529,254
  Diluted                                                3,702,676    3,649,732
Earnings per share (in dollars):
  Basic                                                    $  1.56      $  1.39
  Diluted                                                     1.50         1.35

See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   For The Six Months Ended June 30, 1998 (unaudited)
                                              (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1997                  $7,337    $58,737    $70,984    $(41,569)     $9,071        $(781)  $103,779
  Net Income                                      --         --      5	,540          --          --           --      5,540
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --       1,165           --      1,165
                                                                                                                     _____
  Comprehensive income                                                                                               6,705
  Cash dividends declared and paid
  ($0.50 per share)                               --         --     (1,771)         --          --           --     (1,771)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          7          --          --           --          7
  Amortization of ESOP shares
    committed to be released                      --        139         --          --          --           --        139
  Exercise of stock options
    and related tax benefits                      22        487         --          --          --           --        509
___________________________________________________________________________________________________________________________

Balance at June 30, 1998                      $7,359    $59,363    $74,760    $(41,569)    $10,236        $(781)  $109,368


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

                              MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                          1998       1997
                                                                          ____       ____

                                                                          (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 5,540    $ 4,922
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          453        397
    Loan interest capitalized                                              (40)        --
    Amortization of ESOP shares committed to be released                   139         --
    Charitable contribution of appreciated securities                       --        622
    Decrease (increase) in accrued interest receivable                      44       (117)
    Increase in other liabilities                                          562        648
    Decrease in current income taxes payable                            (1,809)      (400)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (596)      (554)
    Net trading securities activity                                     17,424     (8,549)
    Gains on securities available for sale                              (1,389)    (1,016)
    Gains on trading securities                                            (38)       (62)
    Increase in deferred mortgage loan
      origination fees, net of amortization                                130         80
    Deferred income tax expense (benefit)                                   49        (67)
    Increase in other assets                                               (11)      (148)
    Loans originated for sale                                             (129)      (200)
    Loans sold                                                             129        200
    Provision for loan losses                                               90        120
    Gains on sales of real estate acquired through foreclosure              (3)       (15)
    Increase in escrow deposits of borrowers                              (168)       106
__________________________________________________________________________________________
        Net cash provided by (used in) operating activities             20,377     (4,033)
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                    (10,000)    (5,000)
    Proceeds from maturities of term federal funds                      20,000      5,000
    Increase in interest bearing bank deposits                            (513)      (260)
    Proceeds from sales of investment securities available for sale     10,847     30,157
    Proceeds from maturities of investment securities
      available for sale                                                25,750     31,000
    Purchases of investment securities
      available for sale                                               (29,957)   (46,728)
    Purchases of investment securities held to maturity                     --       (230)
    Purchases of mortgage-backed securities                                 --    (38,638)
    Principal repayments of mortgage-backed securities                  32,963     18,835
    Principal repayments of securities held to maturity                      9          9
    Principal repayments of securities available for sale                    1         --
    Loans originated                                                   (49,545)   (28,257)
    Loan principal payments received                                    33,514     21,557
    Purchases of premises & equipment                                     (154)      (398)
    Proceeds from sales of real estate acquired through foreclosure        191        520
    Net advances on real estate acquired through foreclosure                (9)        (4)
__________________________________________________________________________________________
        Net cash provided by (used in) investing activities             33,097    (12,437)
__________________________________________________________________________________________

                              MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                      Six Months Ended

                                                                            June 30,
                                                                        1998        1997
                                                                         ____        ____
                                                                          (In thousands)

Cash flows from financing activities:
    Net (decrease) increase in deposits                                 (1,231)    10,039
    Payments to acquire treasury stock                                      --       (656)
    Issuance of common stock under stock option plan                       373        199
    Tax benefit resulting from stock options exercised                     136         72
    Dividends paid on common stock                                      (1,771)    (1,431)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    7          7
__________________________________________________________________________________________
      Net cash (used in) provided by financing activities               (2,486)     8,230
__________________________________________________________________________________________
      Net increase (decrease) in cash and
         cash equivalents                                               50,988     (8,240)
    Cash and cash equivalents at beginning of period                   116,563    140,922
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $167,551   $132,682
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $17,091    $16,887
    Cash paid during the period for taxes, net of refunds                4,669      3,130
    Purchases of securities incomplete (not settled) at
      beginning of period which settled during the period                   32         --
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                   --         30
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in accumulated other comprehensive income      1,165       (949)
      Increase in deferred tax liabilities                                 653        684
    Transfers from loans to real estate acquired through foreclosure       250        322
    Purchases of securities incomplete (not settled) at end of period       --      1,994
    Transfers from securities available for sale to trading securities   1,111         --
    Transfers from premises and equipment to other assets                    9         --
    Cost of donated securities                                               2         --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 1998 and December 31, 1997, and its operating results for the three and six months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:

________________________________________________________________________________
                                                   At                  At
(In thousands)                                June 30, 1998   December 31, 1997
________________________________________________________________________________
  Federal funds sold (overnight)                $136,315             $ 85,241
  Money market funds                              24,171               24,514
________________________________________________________________________________
    Total short-term investments                $160,486             $109,755
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At June 30, 1998, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $7,607,000 and commitments under existing home equity lines of credit and other loans of approximately $23,963,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 1998, the Company had a performance standby letter of credit conveyed to others in the amount of $781,000 which is also not reflected on the consolidated balance sheet.

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

     The Company's other comprehensive income and related tax effect for the six months ended June 30, 1998 and the year ended December 31, 1997 is as follows:

                                                       For the Six Months Ended
                                                             June 30, 1998
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period     $3,207      $(1,238)    $1,969
  Less: reclassification adjustment for
    gains realized in net income                     (1,389)         585       (804)
                                                     ______      ________     ______
  Net unrealized gains                                1,818         (653)     1,165
                                                     ______      ________     ______
  Other comprehensive income                         $1,818      $  (653)    $1,165
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
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period    $10,411      $(4,290)     $6,121
  Less: reclassification adjustment for
    gains realized in net income                     (1,831)         780      (1,051)
                                                     ______      ________     ______
  Net unrealized gains                                8,580       (3,510)      5,070
                                                     ______      ________     ______
  Other comprehensive income                         $8,580      $(3,510)     $5,070
                                                     ______      ________     ______

                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      June 30, 1998


    The discussions set forth below and elsewhere herein contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Results of Operations for the three months ended June 30, 1998


GENERAL
    For the quarter ended June 30, 1998, MASSBANK Corp. reported consolidated net income of $2,706,000 or $0.76 in basic earnings per share compared to net income of $2,449,000, or $0.69 in basic earnings per share in the second quarter of 1997. This represents an increase of 10.5% in net income and a 10.1% increase in basic earnings per share. Diluted earnings per share increased to $0.73 per share from $0.67 per share in last year's comparable period, representing an increase of 9.0%. The current and prior year per share amounts reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

    The Company's improved earnings for the three months ended June 30, 1998 resulted primarily from a decrease in non-interest expense. Non-interest expense for the recent quarter decreased by $805,000 or 20.5% to $3,119,000 from $3,924,000 for the same quarter last year. This reduction was essentially due to non-recurring expenses that the Bank incurred in the second quarter 1997 in conjunction with the establishment and endowment of a tax exempt private foundation; its acquisition of the Glendale Co-operative Bank; and a computer conversion. The expense reduction is partially offset by an increase in income tax expense. This is essentially due to a non-recurring tax benefit of $260,000 that the Bank received in the 1997 second quarter as a result of having donated appreciated securities to establish and endow the MASSBANK Charitable Foundation.

                                                     AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           June 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $128,599  $ 1,749   5.46%   $ 89,153  $ 1,223   5.50%
  Short-term investments (2)       27,177      369   5.44      26,051      358   5.51
  Investment securities           150,873    2,203   5.84     171,062    2,706   6.33
  Mortgage-backed securities      307,654    5,293   6.88     321,987    5,647   7.02
  Trading securities               11,472      157   5.48      16,622      241   5.80
  Mortgage loans (1)              260,478    4,774   7.33     229,663    4,320   7.52
  Other loans (1)                  22,303      511   9.19      24,600      560   9.11
__________________________________________________            ________________
    Total earning assets          908,556  $15,056   6.62%    879,138  $15,055   6.85%

Allowance for loan losses          (2,367)                     (2,222)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 906,189                     876,916

Other assets                       19,951                      18,948
__________________________________________________________________________________________
    Total assets                 $926,140                    $895,864
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                          June 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 69,516  $   140   0.81%   $ 64,630  $   132   0.82%
  Savings                         351,040    3,000   3.43     351,946    3,044   3.47
  Time certificates of deposit    387,536    5,422   5.61     380,134    5,379   5.68
__________________________________________________            ________________
    Total deposits                808,092    8,562   4.25     796,710    8,555   4.31

Other liabilities                   9,790                       6,193
__________________________________________________________________________________________
    Total liabilities             817,882                     802,903
Stockholders' equity              108,258                      92,961
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $926,140                    $895,864
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,494                       6,500
Less adjustment of tax-exempt
  interest income                               31                          38
__________________________________________________________________________________________
Net interest income                        $ 6,463                     $ 6,462
__________________________________________________________________________________________
Interest rate spread                                 2.37%                       2.54%
__________________________________________________________________________________________
Net interest margin (3)                              2.86%                       2.96%
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

Net Interest Income
     Net interest income was $6.463 million for the second quarter of 1998 compared to $6.462 million for the same period in 1997. The net interest income for the recent quarter reflects the positive effect of earning asset growth offset by the negative effect of a lower net interest margin. The Company's average earning assets increased by $29.4 million or 3.3% to $908.5 million in the second quarter of 1998, up from $879.1 million in the second quarter of the prior year. The Company's net interest margin was 2.86% in the recent quarter, down from 2.96% for the same quarter last year.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 1998, remained unchanged at $15.1 million when compared to the three months ended June 30, 1997. The average total earning assets of the Company increased by $29.4 million, as noted above. The increase in interest income resulting from the growth in earning assets in the recent quarter, however, was offset by a decline in yield on earning assets. As reflected in the table on page 13, the combination of yield declines in mortgage loans, investment securities, federal funds sold and short-term investments, partially offset by a modest increase in yield on other (consumer) loans, resulted in an overall decline in yield on the Company's total average earning assets of 23 basis points. The weighted average yield on earning assets for the second quarter of 1998 was 6.62% compared to 6.85% in the same quarter of the prior year. This decline in yield reflects a decrease in market interest rates combined with a significant flattening of the yield curve.

Interest Expense
     Total interest expense for the three months ended June 30, 1998 was $8.5 million, remaining essentially unchanged from the same quarter last year. The Company's average deposits, as shown in the table on page 14, increased $11.4 million or 1.4% to $808.1 million in the second quarter of 1998, up from $796.7 million in the second quarter of 1997. The increase in interest expense resulting from the growth in deposits in the recent quarter was offset by a decrease in average cost of funds. The Company's average cost of funds for the three months ended June 30, 1998 was 4.25%, down from 4.31% for the comparable period in 1997.

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

    The provision for loan losses for the second quarter of 1998 was $45,000 versus $52,000 for the comparable period in 1997. This decrease was essentially due to lower net loan charge-offs. Loan charge-offs net of recoveries equalled $17,000 in the recent quarter, down from $27,000 for the same quarter last year.

     The reserve coverage as a percentage of the Bank's non-performing assets declined slightly in the recent quarter. At June 30, 1998, MASSBANK's allowance for loan losses totalled $2.405 million representing 131.9% of non-performing assets compared to $2.235 million representing 149.8% of non-performing assets at the end of the second quarter in 1997.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the second quarter of 1998 was $1,101,000, down slightly from $1,136,000, for the comparable period in 1997. The Company continues to benefit from the stock market's favorable performance. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio totalled $9.8 million at June 30, 1998. The Company reported net securities gains of $616,000 for the recent quarter compared to $610,000 for the same quarter last year.
Most of these gains were from the sale of equity securities.

Non-Interest Expense
     Non-interest expenses decreased by $805,000, or 20.5% to $3,119,000 in the second quarter of 1998 from $3,924,000 in the second quarter of 1997.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $81,000 or 4.1% from $1,955,000 in the second quarter of 1997 to $1,874,000 in the recent quarter. This reduction is due largely to a $70,000 decrease in the Company's directors deferred compensation plan expense. The expense related to this plan is tied closely to the market value of the Company's common stock. The increase in the market value of the Company's common stock during the second quarter 1997, from $41.00 per share at March 31, 1997 to $47.75 per share at June 30, 1997, significantly increased the expense for the plan. Conversely, the price of the Company's common stock in the recent quarter declined from $50.125 per share at March 31, 1998 to $49.00 per share at June 30, 1998, decreasing the expense for the plan.

     Occupancy and equipment expenses decreased from $516,000 in the second quarter of 1997 to $472,000 in the second quarter of 1998. This decrease is due essentially to real estate tax abatements that the Bank received in the recent quarter. These abatements were for both current and prior years and totalled approximately $54,000.

     There were no merger and acquisition related expenses incurred in the second quarter of 1998. In the second quarter of last year, the Bank incurred merger and acquisition related expenses of $100,000 in connection with its acquisition of the Glendale Co-operative Bank.

     Bank charitable contributions for the recent quarter were $6,000 compared to $644,000 for the same quarter last year. During the 1997 second quarter, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated securities to the Foundation valued at $622,000 which is included in contributions expense for the second quarter of 1997.

     All other expenses combined, consisting of data processing, professional services, advertising and marketing, amortization of intangibles, and other expenses, increased by $58,000 or 8.2%, from $709,000 for the three months ended June 30, 1997 to $767,000 for the three months ended June 30, 1998.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,694,000 for the three months ended June 30, 1998 from $1,173,000 for the same period in 1997. The Company's combined effective income tax rate for the second quarter of 1998 is 38.5% compared to 32.4% for the same quarter a year ago.

     The increase in effective income tax rate is essentially due to a non-recurring tax benefit of approximately $260,000 that the Bank received last year as a result of having contributed appreciated securities to the MASSBANK Charitable Foundation, as previously noted.

Results of Operations for the six months ended June 30, 1998

General
     For the six months ended June 30, 1998, the Company reported consolidated net income of $5,540,000 or $1.56 in basic earnings per share ($1.50 per share on a diluted basis) compared to net income of $4,922,000 or $1.39 in basic earnings per share ($1.35 per share on a diluted basis) earned in the first half of 1997.

     The Company's positive financial performance in the first six months of 1998 reflects a decrease in non-interest expense of $744,000 or 10.5%. Non-interest expense for the six months ended June 30, 1998 were $6,375,000 down from $7,119,000 for the comparable period in 1997. Additionally, the favorable earnings results for the first half of 1998 reflect an improvement in net interest income due to growth in the Company's average earning assets. Average earning assets for the first half of 1998 increased to $907.8 million, up $30.7 million from the corresponding period in 1997. Net interest income for the six months ended June 30, 1998 was $13,035,000, up $162,000 when compared to the same period a year ago.

     The Company's earning results for the six months ended June 30, 1998 were also impacted by the following factors:

    a) Non-interest income increased by $317,000 to $2,347,000 in the first six months of 1998 due to increased securities gains.

    b) The Bank's provision for loan losses for the six months ended June 30, 1998 decreased by 25% to $90,000 from $120,000 for the comparable period in 1997.

    c) Income tax expense increased in the first half of 1998 compared to the same period in 1997. This was partly due to a non-recurring tax benefit of approximately $260,000 that the Bank received in 1997 as a result of having contributed appreciated securities to establish and endow the MASSBANK Charitable Foundation, as previously noted.

                                                     AVERAGE BALANCE SHEETS
                                                       Six Months Ended
                                                           June 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $119,575  $ 3,252   5.48%   $100,999  $ 2,705   5.40%
  Short-term investments (2)       27,092      734   5.46      25,860      694   5.41
  Investment securities           150,390    4,427   5.88     170,840    5,430   6.36
  Mortgage-backed securities      316,130   10,854   6.87     315,277   11,012   6.99
  Trading securities               16,684      453   5.42      11,577      336   5.85
  Mortgage loans (1)              255,181    9,424   7.39     227,667    8,557   7.52
  Other loans (1)                  22,777    1,036   9.17      24,915    1,120   8.99
__________________________________________________            ________________
    Total earning assets          907,829  $30,180   6.65%    877,135  $29,854   6.81%

Allowance for loan losses          (2,353)                     (2,211)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 905,476                     874,924

Other assets                       19,500                      18,380
__________________________________________________________________________________________
    Total assets                 $924,976                    $893,304
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - (continued)
                                                       Six Months Ended
                                                           June 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income    Yield/  Average   Income    Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 68,290  $   273   0.81%   $ 63,998  $   260   0.82%
  Savings                         352,271    5,982   3.42     354,507    6,097   3.47
  Time certificates of deposit    387,191   10,828   5.64     375,677   10,547   5.66
__________________________________________________            ________________
    Total deposits                807,752   17,083   4.26     794,182   16,904   4.29

Other liabilities                  10,126                       5,988
__________________________________________________________________________________________
    Total liabilities             817,878                     800,170
Stockholders' equity              107,098                      93,134
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $924,976                    $893,304
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    13,097                      12,950
Less adjustment of tax-exempt
  interest income                               62                          77
__________________________________________________________________________________________
Net interest income                        $13,035                     $12,873
__________________________________________________________________________________________
Interest rate spread                                 2.39%                       2.52%
__________________________________________________________________________________________
Net interest margin (3)                              2.89%                       2.95%
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

Net Interest Income
     Net interest income was $13.035 million for the six months ended June 30, 1998, up $162,000 from $12.873 million for the same period in 1997. This increase resulted from the growth in the Company's interest-earning assets partially offset by a decrease in net interest margin. The Company's net interest margin for the six months ended June 30, 1998 and 1997 was 2.89% and 2.95%, respectively.

     The Company's interest rate spread decreased to 2.39% for the first six months of 1998, from 2.52% in the first six months of last year. The yield on the Company's average earning assets in the first half of 1998 decreased by 16 basis points to 6.65% from 6.81% in the corresponding period of 1997. This decrease was partially offset by a decrease of 3 basis points in the Company's average cost of funds, from 4.29% for the six months ended June 30, 1997 to 4.26% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first half of 1998 was $90,000 versus $120,000 for the comparable period in 1997. This decrease was due to the lower level of net loan charge-offs which the Bank has experienced in recent quarters. For the six months ended June 30, 1998, loan charge-offs net of recoveries declined to $19,000 from $122,000 for the same period last year.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first six months of 1998 totalled $2,347,000, up $317,000 or approximately 16% from $2,030,000 reported in the corresponding period last year. This increase is due to net gains on securities of $1,428,000 reported for the six months ended June 30, 1998 versus $1,078,000 reported for the same period last year. The Company continues to benefit from the stock market's strong performance.

Non-Interest Expense
     Non-interest expenses decreased by $744,000, or 10.5% to $6,375,000 in the first six months of 1998 from $7,119,000 in the first six months of 1997.

     Salaries and employee benefits, the largest component of non-interest expense, increased $23,000 or less than 1% from $3,824,000 in the first half of 1997 to $3,847,000 in the first half of this year. This increase is due principally to salary increases and an increase in the Company's employee stock ownership plan (ESOP) expense. These were partially offset by a $66,000 reduction in the Company's directors deferred compensation plan expense.

     Occupancy and equipment expenses were $1,027,000 in the first half of 1998 compared to $1,019,000 for the same period in 1997. As previously noted, occupancy and equipment expenses for the first six months of 1998 reflect the real estate abatements of approximately $54,000 that the Bank received in the recent quarter, otherwise the expense increase in 1998 would have been higher.

     There were no merger and acquisition related expenses incurred in the first six months of 1998. In the first six months of last year, the Bank incurred merger and acquisition related expenses of $140,000 in connection with its acquisition of the Glendale Co-operative Bank.

     Bank charitable contributions for the first half of 1998 were $7,000 compared to $656,000 for the same period last year. During the first half of 1997, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated securities to the Foundation valued at $622,000 which is included in contributions expense for 1997.

     All other expenses combined, consisting of data processing, professional services, advertising and marketing, amortization of intangibles, and other expenses, increased by $14,000 or less than 1.0%, from $1,480,000 for the six months ended June 30, 1997 to $1,494,000 for the six months ended June 30, 1998.

Income Tax Expense
     The provision for federal and state income taxes increased to $3,377,000 for the six months ended June 30, 1998 from $2,742,000 for the same period in 1997. The Company's combined effective income tax rate for the first half of 1998 is 37.9% compared to 35.8% for the same period a year ago.

     The increase in effective income tax rate is essentially due to a non-recurring tax benefit of approximately $260,000 that the Bank received last year as a result of having contributed appreciated securities to the MASSBANK Charitable Foundation, as previously noted. Partially offsetting this increase is a state income tax refund, net of federal tax, of approximately $44,000 that the Bank received in the first quarter of 1998, representing the final settlement of a state income tax issue for prior years.

Financial Condition
     Total assets at June 30, 1998 were $929.7 million, an increase of $4.3 million from $925.4 million at December 31, 1997.

     The Company's securities available for sale and trading securities portfolios in the first half of 1998 decreased by $36.9 million and $16.3 million, respectively. Term federal funds sold also decreased from $20.0 million to $10.0 million. These decreases were offset by increases in short-term investments of $50.7 million and an increase in the Bank's loan portfolio of $15.6 million. Since short-term interest rates have been almost as high as longer term rates in recent quarters, the Bank has opted to reinvest funds from payments, sales or maturities of investment securities in (overnight) federal funds sold.

     MASSBANK's loan portfolio increased to $287.9 million at June 30, 1998 reflecting a net increase in loans of $15.6 million in the six months ended June 30, 1998. This improvement was due to an increase in loan originations. Loan originations totalled $49.7 million in the six months ended June 30, 1998, up approximately 75%, or $21.2 million compared to $28.5 million in the six months ended June 30, 1997.

     Total deposits were $808.7 million at June 30, 1998 essentially unchanged from $809.9 million at year end 1997.

     Total stockholders' equity rose to $109.4 million at June 30, 1998 from $103.8 million at December 31, 1997. Book value increased to $30.44 per share, from $29.06 per share at year end 1997. The Company's book value per share has increased $3.50 or 13.0% since June 30, 1997.

Investments
     Total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $623.7 million at June 30, 1998, down $12.0 million from $635.7 million at year end 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $20.7 million as of June 30, 1998, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $298.5 million at June 30, 1998 versus $330.7 million at year end 1997.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  June 30,      December 31,
(In thousands)                                      1998             1997
                                               _____________      ____________

U.S. Treasury bills                              $ 2,952            $18,542
Investment in mutual funds                         2,033              2,718
                                                 _______            _______
    Total                                        $ 4,985            $21,260

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at June 30, 1998 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At June 30, 1998                 Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    363    $     --     $     --    $    363
__________________________________________________________________________________________
      Total securities held to maturity     $    363    $     --     $     --    $    363
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $119,487    $  1,548     $     (1)   $121,034
    U.S. Government agency obligations         5,059          15           (6)      5,068
__________________________________________________________________________________________
      Total                                  124,546       1,563           (7)    126,102
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           54,934       1,361           --      56,295
      Federal Home Loan Mortgage
        Corporation                          224,290       4,344          (30)    228,604
      Federal National Mortgage
        Association                            6,353         209           --       6,562
      Collateralized mortgage
        obligations                            6,689          71           --       6,760
      Other                                      252          11           --         263
__________________________________________________________________________________________
      Total mortgage-backed securities       292,518       5,996          (30)    298,484
__________________________________________________________________________________________
      Total debt securities                  417,064       7,559          (37)    424,586
__________________________________________________________________________________________
  Equity securities                           10,924       9,841          (71)     20,694
__________________________________________________________________________________________
      Total securities available for sale    427,988    $ 17,400     $   (108)   $445,280
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        17,292
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $445,280
__________________________________________________________________________________________

Trading securities                          $  4,985                             $  4,985
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at June 30, 1998 and December 31, 1997 are as follows:


                                                               June 30, 1998
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 38,829   $ 39,039      $    --     $    --
After 1 year but within 5 years                 82,561     83,856          230         230
After 5 years but within 10 years                2,958      3,012           90          90
After 10 years but within 15 years                  --         --           43          43
After 15 years                                     198        195           --          --
                                              ________    _______       ______      ______
                                               124,546    126,102          363         363
Mortgage-backed securities                     292,518    298,484           --          --
                                              ________    _______       ______      ______
                                              $417,064   $424,586      $   363     $   363

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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                   June 30, 1998       December 31, 1997
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $263,345               $245,325
  Commercial                                         2,528                  3,861
  Construction                                       1,076                    492
_______________________________________________________________________________________
                                                   266,949                249,678
Add:  Premium on loans                                 303                    343
Less: deferred mortgage loan origination fees       (1,353)                (1,223)
_______________________________________________________________________________________
      Total mortgage loans                         265,899                248,798

Other loans:
  Consumer:
    Installment                                      1,949                  2,199
    Guaranteed education                             8,468                  8,934
    Other secured                                    1,376                  1,600
    Home equity lines of credit                      9,885                 10,470
    Unsecured                                          247                    266
_______________________________________________________________________________________
      Total consumer loans                          21,925                 23,469
  Commercial                                            97                     36
_______________________________________________________________________________________
      Total other loans                             22,022                 23,505
_______________________________________________________________________________________
      Total loans                                 $287,921               $272,303
_______________________________________________________________________________________

     The Bank's loan portfolio increased $15.6 million during the first six months of 1998, from $272.3 million at December 31, 1997 to $287.9 million at June 30, 1998. Essentially all of the increase was in the residential 1-4 family category.

     Loan originations increased to $49.7 million in the first six months of 1998 compared to $28.5 million in the first six months of last year, an increase of $21.2 million or 75%.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at June 30, 1998 and 1997, and December 31, 1997:


                                              At          At               At
                                           June 30,   December 31,      June 30,
(In thousands)                               1998        1997             1997
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $ 1,752        $ 1,771       $ 1,168
Real estate acquired through foreclosure       71             --           324
____________________________________________________________________________________
Total non-performing assets               $ 1,823        $ 1,771       $ 1,492
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,405        $ 2,334       $ 2,235
Allowance as percent of
  non-performing assets                     131.9 %        131.8 %       149.8 %
Non-accrual loans as percent
  of total loans                              0.61%          0.65%         0.46%
Non-performing assets as percent
  of total assets                             0.20%          0.19%         0.16%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets increased slightly from December 31, 1997 to June 30, 1998 as noted in the table above. The principal balance of non-accrual loans was $1.752 million, or approximately 6/10 of 1% of total loans and real estate acquired through foreclosure was $71 thousand at June 30, 1998.
Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                              Six Months Ended
                                                                  June 30,
                                                             1998          1997
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,334        $ 2,237
Provision for loan losses                                     90            120
Recoveries of loans previously charged-off                     7             35
Less:  Charge-offs                                           (26)          (157)
_________________________________________________________________________________

Balance at end of period                                 $ 2,405        $ 2,235
_________________________________________________________________________________


     The allowance for loan losses is established through a provision for loan losses charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may effect the borrowers ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At June 30, 1998 the balance of the allowance for loan losses was $2,405,000 representing 137.3% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits decreased by approximately $1.2 million to $808.7 million at June 30, 1998 from $809.9 million at December 31, 1997.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                June 30,        December 31,
                                                  1998              1997
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 68,704            $ 66,859
Savings and money market accounts               350,092             352,875
Time certificates of deposit                    390,741             391,034
Deposit acquisition premium,
  net of amortization                              (831)               (918)
________________________________________________________________________________

    Total deposits                             $808,706            $809,850
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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not expected to have a material effect on the Company's consolidated financial statements.


Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 1998 the Bank had $136.3 million or 14.7% of total assets and $126.1 million or 13.6% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 1998, the Bank had a leverage
Tier I capital to total assets ratio of 10.05%, a Tier I capital to risk-weighted assets ratio of 32.07% and a total capital to risk-weighted assets ratio of 32.92%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.63%, Tier I capital to risk-weighted assets of 33.91% and total capital to risk-weighted assets of 34.75% at June 30, 1998.

Year 2000 Issues
     As we near the 21st century, MASSBANK is taking important steps to tackle the computer glitch dubbed the Year 2000 Problem, Y2K, or Millennium Bug. The problem originated from software designers' attempt to save memory by recording years in a two-digit format - "98" instead of "1998" for example - but didn't take into account that the year 2000, or "00" could also be interpreted, by any system that has time sensitive software, as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations.

     In May 1997, the Company organized a Year 2000 project team to address Y2K critical issues in order to resolve its Year 2000 computer problems. The team has completed an assessment of the Company's computer systems to identify the systems that could be affected by the year 2000 issue and has developed an implementation plan to address this issue. It has also begun testing all of the Company's computer hardware and software applications and plans to complete testing of the Company's critical information systems by December 31, 1998. Testing of the Company's non-critical applications is expected to be completed by June 30, 1999.

     The Company has incurred and will continue to incur expenses in connection with the testing and upgrading of its computer systems to prepare for the Year 2000. Expenditures to date have not been material. Expenditures for the remainder of the Year 2000 project are estimated at $50,000 to $250,000, depending on the Company's need to upgrade its check processing equipment which could cost as much as $200,000. The Company expects to expend approximately $40,000 in the last half of 1998 and the remainder in the first half of 1999. Since the majority of these expenditures will be to replace or upgrade existing hardware and software, these expenditures will be capitalized and amortized in accordance with the Company's existing accounting policy.

     The Company uses a third party data center for the majority of its data processing. The Year 2000 project team closely monitors the Year 2000 remediation efforts at the data center to assure that they are meeting their Year 2000 project objectives. The data center's remediation progress to date meets or nearly meets expectations laid out in its Year 2000 project plan.
Most of the Company's other date sensitive systems operate on software supported by outside vendors. The progress made by these vendors to become Y2K compliant is also being closely monitored. Letters requesting Year 2000 certification statements have been sent to all "mission critical" vendors. Since there is no guarantee that the Company's data center or outside vendors will become Y2K compliant, the Company is developing contingency plans. There is, however, no guarantee that the systems of other companies, banks, vendors, governmental agencies, etc. that interface with the Company will be timely remediated. If they are not successful, the Year 2000 problem could have a material affect on the Company's operations. Management presently does not believe the Year 2000 issues will pose significant operational problems for the Company.


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

             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Liquidity
     See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 1997 Annual Report on Form 10-K.

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 1998, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 21, 1998, stockholders voted affirmatively on the following proposals:

             1.) To elect four Directors to serve until the 2001 Annual Meeting of Stockholders.

             Elected At Meeting                  Term:
             Samuel Altschuler                   3 Years
             Gerard H. Brandi                    3 Years
             Allan S. Bufferd                    3 Years
             Peter W. Carr                       3 Years

             2.) To approve an amendment to the Corporation's Amended and Restated 1994 Stock Incentive Plan to increase the number of shares of the Corporation's common stock subject to issuance thereunder by 170,000 shares, or approximately 4.8% of the total number of outstanding shares.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   August 14, 1998                             /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   August 14, 1998                             /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO