Form 10-Q
period 1998-09-30
MASSBANK CORP
filed 1998-11-16
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at October 31, 1998: 3,534,610 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             September 30, 1998 (unaudited) and December 31, 1997            3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 1998 and 1997          4
             and for the nine months ended September 30, 1998 and 1997       5

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1998 (unaudited)
             and the year ended December 31, 1997                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1998 and 1997      8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 33


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         33



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  34

ITEM 2.  Changes in Securities                                              34

ITEM 3.  Defaults Upon Senior Securities                                    34

ITEM 4.  Submission of Matters to a Vote of Security Holders                34

ITEM 5.  Other Information                                                  34

ITEM 6.  Exhibits and Reports on Form 8-K                                   34


Signature Page                                                              35

                          MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                       September 30,  December 31,
                                                           1998           1997
                                                       (unaudited)
Assets:
Cash and due from banks                                  $  7,473      $  6,808
Short-term investments (Note 3)                           169,963       109,755
________________________________________________________________________________
    Total cash and cash equivalents                       177,436       116,563
Term federal funds sold                                    20,000        20,000
Interest-bearing deposits in banks                          1,848         2,083
Securities held to maturity, at amortized cost
  (market value of $358 in 1998 and $372 in 1997)             358           372
Securities available for sale, at market value (amortized
  cost of $407,790 in 1998 and $466,749 in 1997)          426,539       482,224
Trading securities, at market value                         1,129        21,260
Loans: (Note 4)
  Mortgage loans                                          274,747       248,798
  Other loans                                              22,202        23,505
  Less: allowance for loan losses                          (2,425)       (2,334)
________________________________________________________________________________
    Net loans                                             294,524       269,969
Premises and equipment                                      4,241         4,369
Real estate acquired through foreclosure                       53            --
Accrued interest receivable                                 4,788         5,395
Goodwill                                                    1,412         1,487
Accrued income tax asset, net                                 541            --
Other assets                                                1,589         1,681
________________________________________________________________________________
    Total assets                                         $934,458      $925,403
Liabilities and Stockholders' Equity:
Deposits                                                 $811,666      $809,850
Escrow deposits of borrowers                                1,522         1,502
Employee stock ownership plan liability                       781           781
Accrued income taxes payable                                   --         1,240
Deferred income taxes payable                               6,472         4,927
Other liabilities                                           3,649         3,324
________________________________________________________________________________
    Total liabilities                                     824,090       821,624
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,370,532 and
     7,336,800 shares issued, respectively                  7,371         7,337
  Additional paid-in capital                               59,722        58,737
  Retained earnings                                        76,570        70,984
________________________________________________________________________________
                                                          143,663       137,058
  Accumulated other comprehensive income:
    Net unrealized gains on securities
      available for sale, net of tax effect                11,151         9,071
  Treasury stock at cost, 3,816,922 and
      3,766,022 shares, respectively                      (43,665)      (41,569)
  Common stock acquired by ESOP                            (  781)       (  781)
________________________________________________________________________________
    Total stockholders' equity                            110,368       103,779
________________________________________________________________________________
    Total liabilities and stockholders' equity           $934,458      $925,403

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                               September 30,
(In thousands except share data)                             1998        1997
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 4,927      $ 4,535
  Other loans                                                 493          557
  Securities available for sale:
    Mortgage-backed securities                              4,958        5,625
    Other securities                                        2,045        2,536
  Trading securities                                           54          182
  Federal funds sold                                        2,152        1,625
  Other investments                                           366          400
______________________________________________________________________________
    Total interest and dividend income                     14,995       15,460
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,703        8,937
______________________________________________________________________________
    Total interest expense                                  8,703        8,937
______________________________________________________________________________
    Net interest income                                     6,292        6,523
Provision for loan losses                                      15           45
______________________________________________________________________________
    Net interest income after provision for loan losses     6,277        6,478
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                194          242
  Gains on securities, net                                    430          423
  Other                                                       172          221
______________________________________________________________________________
    Total non-interest income                                 796          886
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,598        1,983
  Occupancy and equipment                                     522          527
  Data processing                                             132           71
  Professional services                                       101           81
  Merger and acquisition related expense                       --           16
  Advertising and marketing                                    44           39
  Amortization of intangibles                                  82           68
  Contributions                                                 4            6
  Other                                                       388          400
______________________________________________________________________________
    Total non-interest expense                              2,871        3,191
______________________________________________________________________________
    Income before income taxes                              4,202        4,173
Income tax expense                                          1,507        1,584
______________________________________________________________________________
    Net income                                            $ 2,695      $ 2,589
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,548,156    3,519,618
  Diluted                                               3,692,269    3,670,570
Earnings per share (in dollars):
  Basic                                                   $  0.76      $  0.74
  Diluted                                                    0.73         0.70

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Nine months ended
                                                               September 30,
(In thousands except share data)                             1998         1997
_______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                           $14,351      $13,092
  Other loans                                                1,529        1,677
  Securities available for sale:
    Mortgage-backed securities                              15,812       16,637
    Other securities                                         6,400        7,882
  Trading securities                                           507          518
  Federal funds sold                                         5,404        4,330
  Other investments                                          1,110        1,101
_______________________________________________________________________________
    Total interest and dividend income                      45,113       45,237
_______________________________________________________________________________
Interest expense:
  Deposits                                                  25,786       25,841
_______________________________________________________________________________
    Total interest expense                                  25,786       25,841
_______________________________________________________________________________
    Net interest income                                     19,327       19,396
Provision for loan losses                                      105          165
_______________________________________________________________________________
    Net interest income after provision for loan losses     19,222       19,231
_______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                 615          690
  Gains on securities, net                                   1,858        1,501
  Other                                                        670          725
_______________________________________________________________________________
    Total non-interest income                                3,143        2,916
_______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                             5,445        5,807
  Occupancy and equipment                                    1,549        1,546
  Data processing                                              385          372
  Professional services                                        341          308
  Merger and acquisition related expense                        --          156
  Advertising and marketing                                    141          131
  Amortization of intangibles                                  219          183
  Contributions                                                 11          662
  Other                                                      1,155        1,145
_______________________________________________________________________________
    Total non-interest expense                               9,246       10,310
_______________________________________________________________________________
    Income before income taxes                              13,119       11,837
Income tax expense                                           4,884        4,326
_______________________________________________________________________________
    Net income                                             $ 8,235      $ 7,511
_______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                  3,543,051    3,526,007
  Diluted                                                3,699,169    3,656,754
Earnings per share (in dollars):
  Basic                                                    $  2.32      $  2.13
  Diluted                                                     2.23         2.05

See accompanying condensed notes to consolidated financial statements.

                                            MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Nine Months Ended September 30, 1998 (unaudited)
                                              (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1997                  $7,337    $58,737    $70,984    $(41,569)     $9,071        $(781)  $103,779
  Net Income                                      --         --      8	,235          --          --           --      8,235
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --       2,080           --      2,080
                                                                                                                     _____
  Comprehensive income                                                                                              10,315
  Cash dividends declared and paid
  ($0.75 per share)                               --         --     (2,660)         --          --           --     (2,660)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         11          --          --           --         11
  Amortization of ESOP shares
    committed to be released                      --        199         --          --          --           --        199
  Purchase of treasury stock                      --         --         --      (2,096)         --           --     (2,096)
  Exercise of stock options
    and related tax benefits                      34        786         --          --          --           --        820
___________________________________________________________________________________________________________________________

Balance at September 30, 1998                 $7,371    $59,722    $76,570    $(43,665)    $11,151        $(781)  $110,368


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

                             MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                          1998       1997
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 8,235    $ 7,511
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          687        621
    Loan interest capitalized                                              (65)        --
    Amortization of ESOP shares committed to be released                   199        131
    Charitable contribution of appreciated securities                       --        622
    Decrease in accrued interest receivable                                607        380
    Increase in other liabilities                                          357        731
    Decrease in current income taxes payable                            (1,780)      (318)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (866)      (859)
    Net trading securities activity                                     21,296     (7,734)
    Gains on securities available for sale                              (1,804)    (1,398)
    Gains on trading securities                                            (54)      (104)
    Increase in deferred mortgage loan
      origination fees, net of amortization                                187        113
    Deferred income tax expense (benefit)                                  349       (364)
    Decrease in other assets                                               120        638
    Loans originated for sale                                             (129)      (335)
    Loans sold                                                             129        335
    Provision for loan losses                                              105        165
    Gains on sales of real estate acquired through foreclosure              (4)       (16)
    Gains on sales of premises and equipment                                --         (1)
    Increase in escrow deposits of borrowers                                20        337
__________________________________________________________________________________________
        Net cash provided by operating activities                       27,589        455
__________________________________________________________________________________________
Cash flows from investing activities:
    Cash and cash equivalents  for acquisitions                             --     (2,874)
    Purchases of term federal funds                                    (30,000)    (5,000)
    Proceeds from maturities of term federal funds                      30,000     15,000
    Increase in interest bearing bank deposits                            (581)      (880)
    Proceeds from maturities of interest bearing bank deposits             816         --
    Proceeds from sales of investment securities available for sale     17,639     33,086
    Proceeds from maturities of investment securities
      available for sale                                                35,650     41,250
    Purchases of investment securities
      available for sale                                               (42,467)   (54,684)
    Purchases of investment securities held to maturity                     --       (230)
    Purchases of mortgage-backed securities                                 --    (43,601)
    Principal repayments of mortgage-backed securities                  49,664     29,191
    Principal repayments of securities held to maturity                     14         13
    Principal repayments of securities available for sale                    1          1
    Loans originated                                                   (75,281)   (39,952)
    Loan principal payments received                                    50,130     34,375
    Purchases of premises & equipment                                     (297)      (447)
    Proceeds from sales of premises and equipment                           --          9
    Proceeds from sales of real estate acquired through foreclosure        262        633
    Net advances on real estate acquired through foreclosure               (12)       (28)
__________________________________________________________________________________________
        Net cash provided by investing activities                       35,538      5,862
__________________________________________________________________________________________

                             MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1998         1997
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                             1,671      2,604
    Payments to acquire treasury stock                                  (2,096)    (1,447)
    Issuance of common stock under stock option plan                       558        284
    Tax benefit resulting from stock options exercised                     262        103
    Dividends paid on common stock                                      (2,660)    (2,278)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                   11         16
__________________________________________________________________________________________
      Net cash used in financing activities                             (2,254)      (718)
__________________________________________________________________________________________
      Net increase in cash and cash equivalents                         60,873      5,599
    Cash and cash equivalents at beginning of period                   116,563    140,922
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $177,436   $146,521
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $25,791    $25,828
    Cash paid during the period for taxes, net of refunds                5,717      4,466
    Purchases of securities incomplete (not settled) at
      beginning of period which settled during the period                   32         --
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                   --         30
Non-cash transactions:
    SFAS 115:
      Increase in accumulated other comprehensive income                 2,080      4,000
      Increase in deferred tax liabilities                               1,195      2,829
    Securities reclassified from available for sale to
      trading securities                                                 1,111         --
    Transfers from loans to real estate acquired through foreclosure       299        376
    Transfers from loans to other assets                                    19         --
    Sales of securities incomplete (not settled) at end of period           --        192
    Transfers from premises and equipment to other assets                    9         --
    Cost of donated securities                                              --          2
_________________________________________________________________________________________

In connection with the acquisition of Glendale Co-operative Bank in July, 1997, assets acquired and liabilities assumed were as follows:

    Assets acquired                                                         --    $31,561
    Goodwill                                                                --      1,530
    Liabilities assumed                                                     --     30,217
_________________________________________________________________________________________

See accompanying condensed notes to consolidated financial statements.

                                      MASSBANK CORP.
                 CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
     The financial condition and results of operations of MASSBANK Corp. (the "Company") essentially reflect the operations of its subsidiary, MASSBANK (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 1998 and December 31, 1997, and its operating results for the three and nine months ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:

________________________________________________________________________________
                                                   At                  At
(In thousands)                            September 30, 1998   December 31, 1997
________________________________________________________________________________
  Federal funds sold (overnight)               $144,958             $ 85,241
  Money market funds                             25,005               24,514
________________________________________________________________________________
    Total short-term investments               $169,963             $109,755
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At September 30, 1998, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $6,691,000 and commitments under existing home equity lines of credit and other loans of approximately $25,859,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 1998, the Company had a performance standby letter of credit conveyed to others in the amount of $781,000 which is also not reflected on the consolidated balance sheet.

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

     The Company's other comprehensive income and related tax effect for the nine months ended September 30, 1998 and the year ended December 31, 1997 is as follows:

                                                       For the Nine Months Ended
                                                          September 30, 1998
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period     $5,079      $(1,953)    $3,126
  Less: reclassification adjustment for
    gains realized in net income                     (1,804)         758     (1,046)
                                                     ______      ________     ______
  Net unrealized gains                                3,275       (1,195)     2,080
                                                     ______      ________     ______
  Other comprehensive income                         $3,275      $(1,195)    $2,080
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
                                                     ______      ________     ______

                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   September 30, 1998


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

Results of Operations for the three months ended September 30, 1998


GENERAL
    For the quarter ended September 30, 1998, MASSBANK Corp. reported consolidated net income of $2,695,000 or $0.76 in basic earnings per share compared to net income of $2,589,000, or $0.74 in basic earnings per share in the third quarter of 1997. Diluted earnings per share increased to $0.73 per share from $0.70 per share in the third quarter of last year. The current and prior year per share amounts reflect the four-for-three stock split of the Company's common stock which was effected in the form of a stock dividend on September 15, 1997.

    The Company's favorable earnings results for the recent quarter can be attributed to a decrease in non-interest expense, income tax expense, and provision for loan losses. These improvements were partially offset by a reduction in non-interest income and a decrease in net interest income resulting from a decline in net interest margin. The Company's net interest margin for the third quarter of 1998 was 2.77% compared to 2.88% for the same quarter a year earlier. Non-interest expense for the third quarter of 1998, when compared to the same quarter of 1997, shows a decrease of $320,000.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                         September 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $156,588  $ 2,152   5.45%   $116,775  $ 1,625   5.52%
  Short-term investments (2)       26,213      361   5.47      27,219      395   5.75
  Investment securities           144,386    2,094   5.80     165,324    2,580   6.24
  Mortgage-backed securities      290,679    4,958   6.82     323,672    5,625   6.95
  Trading securities                3,840       54   5.59      12,461      182   5.84
  Mortgage loans (1)              270,208    4,927   7.29     240,639    4,535   7.54
  Other loans (1)                  21,980      493   8.91      24,643      557   8.99
__________________________________________________            ________________
    Total earning assets          913,894  $15,039   6.56%    910,733  $15,499   6.79%

Allowance for loan losses          (2,413)                     (2,281)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 911,481                     908,452

Other assets                       19,474                      19,654
__________________________________________________________________________________________
    Total assets                 $930,955                    $928,106
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                         September 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 70,522  $   138   0.77%   $ 66,951  $   137   0.81%
  Savings                         348,558    3,016   3.43     356,728    3,068   3.41
  Time certificates of deposit    392,973    5,549   5.60     398,118    5,732   5.71
__________________________________________________            ________________
    Total deposits                812,053    8,703   4.25     821,797    8,937   4.31

Other liabilities                   8,949                       8,007
__________________________________________________________________________________________
    Total liabilities             821,002                     829,804
Stockholders' equity              109,953                      98,302
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $930,955                    $928,106
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,336                       6,562
Less adjustment of tax-exempt
  interest income                               44                          39
__________________________________________________________________________________________
Net interest income                        $ 6,292                     $ 6,523
__________________________________________________________________________________________
Interest rate spread                                 2.31%                       2.48%
__________________________________________________________________________________________
Net interest margin (3)                              2.77%                       2.88%
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

Net Interest Income
     Net interest income was $6,292,000 for the third quarter of 1998 compared to $6,523,000 for the same period in 1997. The net interest income for the recent quarter reflects the positive effect of earning asset growth offset by the negative effect of a lower net interest margin. The Company's average earning assets increased by $3.2 million to $913.9 million in the third quarter of 1998, up from $910.7 million in the third quarter of the prior year. The Company's net interest margin was 2.77% in the recent quarter, down from 2.88% for the same quarter last year.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 1998, decreased to $14,995,000 from $15,460,000 for the three months ended September 30, 1997. The average total earning assets of the Company increased by $3.2 million, as noted above. The increase in interest income resulting from the growth in earning assets in the recent quarter, however, was more than offset by a decline in yield on earning assets. As reflected in the table on page 13, yield declines in each of the Bank's categories of earning assets resulted in an overall decline in yield on the Company's total average earning assets of 23 basis points. The weighted average yield on earning assets for the third quarter of 1998 was 6.56% compared to 6.79% in the same quarter of the prior year. This decline in yield reflects a decrease in market interest rates combined with a significant flattening of the yield curve.

Interest Expense
     Total interest expense for the three months ended September 30, 1998 was $8,703,000, down from $8,937,000 for the same quarter last year. The
Company's average deposits, as shown in the table on page 14, decreased $9.7 million or 1.2% to $812.1 million in the third quarter of 1998, from $821.8 million in the third quarter of 1997. The decrease in interest expense resulted from a decrease in average cost of funds and a decrease in total deposits. The Company's average cost of funds for the three months ended September 30, 1998 was 4.25%, down from 4.31% for the comparable period in 1997.

Provision for Loan Losses
     The allowance for loan losses is increased by provisions charged to operations based on management's assessment of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the best information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

    The provision for loan losses for the third quarter of 1998 was $15,000 versus $45,000 for the comparable period in 1997. This decrease was essentially due to lower net loan charge-offs. In the recent quarter the Bank recorded net recoveries on loans of $5,000 compared to net charge-offs on loans of $131,000 for same quarter last year.

     The reserve coverage as a percentage of the Bank's non-performing assets increased in the recent quarter. At September 30, 1998, MASSBANK's allowance for loan losses totalled $2,425,000 representing 166.2% of non-performing assets compared to $2,254,000 representing 155.1% of non-performing assets at the end of the third quarter in 1997.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the third quarter of 1998 was $796,000, down from $886,000 for the comparable period in 1997. This decrease is due to lower deposit account service fees and a decrease in other income, partially offset by slightly higher securities gains. The Bank's other non-interest income reflects a decrease in income earned on the Bank's deferred compensation plan assets, the result of the stock market performance in the recent quarter. The Plan incurred a loss of $30,000 in the recent quarter, compared to income of $16,000 for the same quarter last year. Since the Bank reflects a corresponding deferred compensation plan liability on its balance sheet, it has recorded an offsetting reduction in deferred compensation expense for the third quarter 1998 that is included in salaries and employee benefits.

Non-Interest Expense
     Non-interest expenses decreased by $320,000, or 10.0% to $2,871,000 in the third quarter of 1998 from $3,191,000 in the third quarter of 1997.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $385,000 or 19.4% from $1,983,000 in the third quarter of 1997 to $1,598,000 in the recent quarter. This reduction is due largely to a decrease of $247,000 in the Company's directors deferred compensation plan expense and a decrease of $98,000 in the expense amount provided for payments to employees under the Bank's profit sharing and incentive compensation bonus plans. The expense related to the directors deferred compensation plan is tied closely to the market value of the Company's common stock. The increase in the market value of the Company's common stock during the third quarter 1997, from $35.8125 per share at June 30, 1997 to $47.50 per share at September 30, 1997, significantly increased the expense for the plan. Conversely, the price of the Company's common stock in the recent quarter having declined from $49.00 per share at June 30, 1998 to $38.75 per share at September 30, 1998, decreased the expense for the plan.

     Occupancy and equipment expense was $522,000 in the third quarter of 1998, essentially unchanged from $527,000 in the third quarter of last year.

     There were no merger and acquisition related expenses incurred in the third quarter of 1998. In the third quarter of last year, the Bank incurred merger and acquisition related expenses of $16,000 in connection with its acquisition of the Glendale Co-operative Bank.

     Data processing expenses increased from $71,000 for the quarter ended September 30, 1997 to $132,000 for the quarter ended September 30, 1998. In the third quarter of last year, the Bank transferred its data processing to a different service bureau. As part of the initial contract that the Bank negotiated with the new service bureau it received $150,000 in total credits that were to be applied against data processing expenses in 1997. One half or $75,000 was applied in the third quarter of 1997 and the remaining balance was applied in the fourth quarter of last year, significantly reducing data processing expenses for the second half of 1997.

     All other expenses combined, consisting of professional services, advertising and marketing, amortization of intangibles, contributions and other expenses, increased by $25,000 from $594,000 for the three months ended September 30, 1997 to $619,000 for the three months ended September 30, 1998.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes decreased to $1,507,000 for the three months ended September 30, 1998 from $1,584,000 for the same period in 1997. This decrease is due to a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the third quarter of 1998 is 35.9% compared to 38.0% for the same quarter a year ago.

Results of Operations for the nine months ended September 30, 1998

General
     For the nine months ended September 30, 1998, the Company reported consolidated net income of $8,235,000 or $2.32 in basic earnings per share ($2.23 per share on a diluted basis) compared to net income of $7,511,000 or $2.13 in basic earnings per share ($2.05 per share on a diluted basis) earned in the first nine months of 1997. This represents an increase in net income of 9.6%.

     The Company's positive financial performance in the first nine months of 1998 reflects a decrease in non-interest expense of $1,064,000 or 10.3%. Non-interest expenses for the nine months ended September 30, 1998 were $9,246,000, down from $10,310,000 for the comparable period in 1997. In addition, non-interest income for the nine months ended September 30, 1998 increased by $227,000 due to increased securities gains.

     The Company's earnings results for the nine months ended September 30, 1998 were also impacted by the following factors:

    a) Net interest income decreased by $69,000 to $19,327,000 for the first nine months of 1998, from $19,396,000 for the same period in 1997.

    b) The Bank's provision for loan losses for the nine months ended September 30, 1998 decreased by 36% to $105,000 from $165,000 for the comparable period in 1997.

    c) Income tax expense increased in the first nine months of 1998 compared to the same period in 1997. This was partly due to a non-recurring tax benefit of approximately $260,000 that the Bank received in 1997 as a result of having contributed appreciated securities to establish and endow the MASSBANK Charitable Foundation.

                                                    AVERAGE BALANCE SHEETS
                                                      Nine Months Ended
                                                        September 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $132,048  $ 5,404   5.47%   $106,315  $ 4,330   5.45%
  Short-term investments (2)       26,796    1,096   5.47      26,318    1,088   5.53
  Investment securities           148,366    6,521   5.86     168,981    8,010   6.32
  Mortgage-backed securities      307,553   15,812   6.85     318,106   16,637   6.97
  Trading securities               12,356      506   5.44      11,875      518   5.85
  Mortgage loans (1)              260,245   14,351   7.35     232,039   13,092   7.52
  Other loans (1)                  22,509    1,529   9.08      24,823    1,677   9.02
__________________________________________________            ________________
    Total earning assets          909,873  $45,219   6.62%    888,457  $45,352   6.80%

Allowance for loan losses          (2,373)                     (2,235)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 907,500                     886,222

Other assets                       19,491                      18,810
__________________________________________________________________________________________
    Total assets                 $926,991                    $905,032
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Nine Months Ended
                                                        September 30,
                                            1998                          1997
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 69,042  $   411   0.80%   $ 64,994  $   398   0.82%
  Savings                         351,020    8,998   3.43     355,256    9,165   3.45
  Time certificates of deposit    389,139   16,377   5.63     383,239   16,278   5.68
__________________________________________________            ________________
    Total deposits                809,201   25,786   4.26     803,489   25,841   4.30

Other liabilities                   9,730                       6,667
__________________________________________________________________________________________
    Total liabilities             818,931                     810,156
Stockholders' equity              108,060                      94,876
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $926,991                    $905,032
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    19,433                      19,511
Less adjustment of tax-exempt
  interest income                              106                         115
__________________________________________________________________________________________
Net interest income                        $19,327                     $19,396
__________________________________________________________________________________________
Interest rate spread                                 2.36%                       2.50%
__________________________________________________________________________________________
Net interest margin (3)                              2.85%                       2.93%
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

Net Interest Income
     Net interest income totalled $19,327,000 for the first nine months of 1998 compared to $19,396,000 for the same period in 1997. The decrease of $69,000 was due principally to a decrease in net interest margin. The impact of the lower net interest margin in 1998 was partially offset by an increase in the Company's average earning assets from $888.5 million in the first nine months of 1997 to $909.9 million in the first nine months of 1998. The Company's net interest margin for the nine months ended September 30, 1998 was 2.85%, 8 basis points lower than the 2.93% for the comparable period of the prior year.

     The Company's interest rate spread decreased to 2.36% for the first nine months of 1998, from 2.50% in the first nine months of last year. The yield on the Company's average earning assets in the first half of 1998 decreased by 18 basis points to 6.62% from 6.80% in the corresponding period of 1997. This decrease was partially offset by a decrease of 4 basis points in the Company's average cost of funds, from 4.30% for the nine months ended September 30, 1997 to 4.26% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first nine months of 1998 was $105,000 versus $165,000 for the comparable period in 1997. This decrease was due to the lower level of net loan charge-offs which the Bank has experienced in recent quarters. For the nine months ended September 30, 1998, loan charge-offs net of recoveries declined to $14,000 from $253,000 for the same period last year.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first nine months of 1998 totalled $3,143,000, up $227,000 or approximately 8% from $2,916,000 reported in the corresponding period last year. This increase is due to net gains on securities of $1,858,000 reported for the nine months ended September 30, 1998 versus $1,501,000 reported for the same period last year. The Company has benefited significantly from the stock market's strong performance during the first half of 1998. The Company's equity portfolio has yielded substantial realized and unrealized gains. Net unrealized gains in the equity securities portfolio still totalled $6.7 million at September 30, 1998 despite the downturn in the stock market during the recent quarter. The improvement in net interest income due to the increase in securities gains was partially offset by a decrease of $75,000 in deposit account service fees and a decrease of $55,000 in other non-interest income.

Non-Interest Expense
     Non-interest expenses decreased by $1,064,000, or 10.3% to $9,246,000 in the first nine months of 1998 from $10,310,000 in the first nine months of 1997.

     Salaries and employee benefits, the largest component of non-interest expense, decreased $362,000 or 6.2%, from $5,807,000 in the first nine months of 1997 to $5,445,000 in the first nine months of this year. This reduction is due principally to a decrease of $313,000 in the Company's directors deferred compensation plan expense and a decrease of $133,000 in the expense amount provided for payments to employees under the Bank's profit sharing and incentive compensation bonus plans. The expense related to the directors deferred compensation plan is tied closely to the market value of the Company's common stock as previously indicated.

     Occupancy and equipment expenses were $1,549,000 for the nine months ended September 30, 1998, essentially unchanged from $1,546,000 for the same period last year.

     There were no merger and acquisition related expenses incurred in the first nine months of 1998. In the first nine months of last year, the Bank incurred merger and acquisition related expenses of $156,000 in connection with its acquisition of the Glendale Co-operative Bank.

     Bank charitable contributions for the first nine months of 1998 were $11,000 compared to $662,000 for the same period last year. During the first nine months of 1997, the Company established and endowed a tax exempt private foundation -- the "MASSBANK Charitable Foundation" -- for the purpose of making grants in future years to benefit the Bank's local communities. MASSBANK contributed appreciated securities to the Foundation valued at $622,000 which is included in contributions expense for 1997.

     All other expenses combined, consisting of data processing, professional services, advertising and marketing, amortization of intangibles, and other expenses, increased by $102,000 or 4.8%, from $2,139,000 for the nine months ended September 30, 1997 to $2,241,000 for the nine months ended September 30, 1998.

Income Tax Expense
     The provision for federal and state income taxes increased to $4,884,000 for the nine months ended September 30, 1998 from $4,326,000 for the same period in 1997. The Company's combined effective income tax rate for the first nine months of 1998 is 37.2% compared to 36.5% for the same period a year ago.

     The increase in effective income tax rate is essentially due to a non-recurring tax benefit of approximately $260,000 that the Bank received last year as a result of having contributed appreciated securities to the MASSBANK Charitable Foundation, as previously noted. Partially offsetting this increase is a state income tax refund, net of federal tax, of approximately $44,000 that the Bank received in the first quarter of 1998, representing the final settlement of a state income tax issue relating to prior years.

     In addition, the Company in 1998 changed its tax year from an October 31 fiscal year to a calendar year. This change resulted in a lower state income tax rate for the Bank. Since the tax rate for years beginning during 1997 and 1998 was 11.32% and 10.91%, respectively, the Bank lowered its state income tax rate.

Financial Condition
     Total assets at September 30, 1998 were $934.5 million, an increase of $9.1 million from $925.4 million at December 31, 1997.

     The Company's available for sale securities and trading securities portfolios in the first nine months of 1998 decreased by $55.7 million and $20.1 million, respectively. These decreases were offset by increases in short-term investments of $60.2 million and an increase in the Bank's loan portfolio of $24.6 million. Since short-term interest rates have been almost as high as longer term rates in recent quarters, the Bank has opted to reinvest funds from payments, sales or maturities of investment securities in (overnight) federal funds sold.

     MASSBANK's loan portfolio increased to $296.9 million at September 30, 1998 reflecting a net increase in loans of $24.6 million in the nine months ended September 30, 1998. This improvement results from an increase in loan originations. Loan originations totalled $75.4 million in the nine months ended September 30, 1998, up approximately 87%, or $35.1 million from $40.3 million in the first nine months of 1997.

     Total deposits were $811.7 million at September 30, 1998 essentially unchanged from $809.9 million at year end 1997.

     Total stockholders' equity rose to $110.4 million at September 30, 1998 from $103.8 million at December 31, 1997. Book value increased to $31.06 per share, from $29.06 per share at year end 1997. The Company's book value per share has increased $2.81 or 9.9% since September 30, 1997.

Investments
     Total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $619.8 million at September 30, 1998, down $15.9 million from $635.7 million at year end 1997. These investments are principally in federal funds sold, short-term U.S. Treasury notes and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $21.9 million as of September 30, 1998, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $284.7 million at September 30, 1998 versus $330.7 million at year end 1997.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                September 30,      December 31,
(In thousands)                                      1998             1997
                                               _____________      ____________

U.S. Treasury bills                              $    --            $18,542
Investment in mutual funds                         1,129              2,718
                                                 _______            _______
    Total                                        $ 1,129            $21,260

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 1998 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At September 30, 1998          Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    358    $     --     $     --    $    358
__________________________________________________________________________________________
      Total securities held to maturity     $    358    $     --     $     --    $    358
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $107,590    $  3,264     $     --    $110,854
    U.S. Government agency obligations         8,963          62           --       9,025
__________________________________________________________________________________________
      Total                                  116,553       3,326           --     119,879
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           51,712       1,857           --      53,569
      Federal Home Loan Mortgage
        Corporation                          211,939       6,533           (7)    218,465
      Federal National Mortgage
        Association                            5,654         222           --       5,876
      Collateralized mortgage
        obligations                            6,457         114           --       6,571
      Other                                      233          13           --         246
__________________________________________________________________________________________
      Total mortgage-backed securities       275,995       8,739           (7)    284,727
__________________________________________________________________________________________
      Total debt securities                  392,548      12,065           (7)    404,606
__________________________________________________________________________________________
  Equity securities                           15,242       7,493         (802)     21,933
__________________________________________________________________________________________
      Total securities available for sale    407,790    $ 19,558     $   (809)   $426,539
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        18,749
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $426,539
__________________________________________________________________________________________

Trading securities                          $  1,112                             $  1,129
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at September 30, 1998 and December 31, 1997 are as follows:


                                                           September 30, 1998
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 45,940   $ 46,465      $    --     $    --
After 1 year but within 5 years                 67,457     69,974          230         230
After 5 years but within 10 years                2,959      3,237           86          86
After 10 years but within 15 years                  --         --           42          42
After 15 years                                     197        203           --          --
                                              ________    _______       ______      ______
                                               116,553    119,879          358         358
Mortgage-backed securities                     275,995    284,727           --          --
                                              ________    _______       ______      ______
                                              $392,548   $404,606      $   358     $   358

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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                September 30, 1998       December 31, 1997
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $272,315               $245,325
  Commercial                                         2,439                  3,861
  Construction                                       1,116                    492
_______________________________________________________________________________________
                                                   275,870                249,678
Add:  Premium on loans                                 286                    343
Less: deferred mortgage loan origination fees       (1,409)                (1,223)
_______________________________________________________________________________________
      Total mortgage loans                         274,747                248,798

Other loans:
  Consumer:
    Installment                                      1,686                  2,199
    Guaranteed education                             8,270                  8,934
    Other secured                                    1,574                  1,600
    Home equity lines of credit                     10,379                 10,470
    Unsecured                                          252                    266
_______________________________________________________________________________________
      Total consumer loans                          22,161                 23,469
  Commercial                                            41                     36
_______________________________________________________________________________________
      Total other loans                             22,202                 23,505
_______________________________________________________________________________________
      Total loans                                 $296,949               $272,303
_______________________________________________________________________________________

     The Bank's loan portfolio increased $24.6 million during the first nine months of 1998, from $272.3 million at December 31, 1997 to $296.9 million at September 30, 1998. Essentially all of the increase was in the residential 1-4 family category.

     Loan originations increased to $75.4 million in the first nine months of 1998 compared to $40.3 million in the first nine months of last year, an increase of $35.1 million or 87%.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at September 30, 1998 and 1997, and December 31, 1997:


                                             At             At              At
                                        September 30,   December 31,   September 30,
(In thousands)                               1998           1997             1997
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $ 1,406        $ 1,771       $ 1,163
Real estate acquired through foreclosure       53             --           290
____________________________________________________________________________________
Total non-performing assets               $ 1,459        $ 1,771       $ 1,453
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,425        $ 2,334       $ 2,254
Allowance as percent of
  non-performing assets                     166.2 %        131.8 %       155.1 %
Non-accrual loans as percent
  of total loans                              0.47%          0.65%         0.43%
Non-performing assets as percent
  of total assets                             0.16%          0.19%         0.16%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1997 to September 30,
1998 as noted in the table above. The principal balance of non-accrual loans was $1,406,000, or approximately one-half of 1% of total loans and real estate acquired through foreclosure was $53 thousand at September 30, 1998. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received, less estimated costs to sell the property following foreclosure.

     The Bank did not have any impaired loans as of September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                             1998         1997
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,334        $ 2,237
Glendale Co-operative Bank acquisition                        --            105
Provision for loan losses                                    105            165
Recoveries of loans previously charged-off                    18             35
Less:  Charge-offs                                           (32)          (288)
_________________________________________________________________________________

Balance at end of period                                 $ 2,425        $ 2,254
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

     At September 30, 1998 the balance of the allowance for loan losses was $2,425,000 representing 172.5% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $1.8 million to $811.7 million at September 30, 1998 from $809.9 million at December 31, 1997.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                             September 30,        December 31,
                                                  1998               1997
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 68,075            $ 66,859
Savings and money market accounts               345,574             352,875
Time certificates of deposit                    398,790             391,034
Deposit acquisition premium,
  net of amortization                              (773)               (918)
________________________________________________________________________________

    Total deposits                             $811,666            $809,850
________________________________________________________________________________

Recent Accounting Developments

     "Disclosures about Segments of an Enterprise and Related Information"
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the enterprise's chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a company to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This Statement is effective for 1998 annual financial statements. Segment information need not be reported in financial statements for interim periods in the initial year of application.

     "Employers' Disclosures about Pensions and Other Postretirement Benefits" Effective January 1, 1998, the Company adopted SFAS No. 132, "Employers'
Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS Nos. 87, 88 and 106". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by SFAS Nos. 87, 88 and 106. The adoption of this pronouncement also requires restatement of disclosures for earlier periods.

     "Accounting for Derivative Instruments and Hedging Activities"
     In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not expected to have a material effect on the Company's consolidated financial statements.


Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 1998 the Bank had $145.0 million or 15.5% of total assets and $119.9 million or 12.8% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 1998, the Bank had a leverage Tier I capital to total assets ratio of 10.16%, a Tier I capital to risk-weighted assets ratio of 30.91% and a total capital to risk-weighted assets ratio of 32.72%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.60%, Tier I capital to risk-weighted assets of 32.27% and total capital to risk-weighted assets of 34.08% at September 30, 1998.

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

     In May 1997, the Company organized a Year 2000 project team to address Y2K critical issues in order to resolve its Year 2000 computer problems. The team has completed an assessment of the Company's computer systems and environmental systems (e.g., security systems, vaults, etc.) to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to address this issue. It has also completed testing of the Company's existing computer hardware and has begun testing all of the Company's software applications and plans to substantially complete testing of the Company's mission critical internal information systems by December 31, 1998, with the exception of its trust and items processing department systems. The hardware components for these systems is being replaced with Year 2000 compliant equipment. Delivery is expected in January 1999, and testing of these systems is expected to be substantially completed by March 31, 1999. Testing of the Company's mission critical external information systems and non-mission critical systems are expected to be substantially completed by March 31, 1999, and June 30, 1999, respectively.

     The Company has incurred and will continue to incur expenses in connection with the testing and upgrading of its computer systems to prepare for the Year 2000. Expenses to date total approximately $20,000. Expenses for the remainder of the Year 2000 project are estimated at $306,000. This includes an estimated $200,000 to upgrade the Bank's check processing equipment. Since the majority of these expenditures will be to replace or upgrade existing hardware and software, the majority of these expenditures will be capitalized and amortized in accordance with the Company's existing accounting policy.

      The expenditures of the project and the date on which the Bank plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     The Company uses a third party data center for the majority of its data processing. The Year 2000 project team closely monitors the Year 2000 remediation efforts at the data center. The data center's Y2K remediation efforts are also being monitored by the federal banking regulators. The data center's remediation progress to date is laid out in its Year 2000 project plan. Most of the Company's other date sensitive systems operate on software supported by outside vendors. The progress made by these vendors to become Y2K compliant is also being closely monitored. Letters requesting Year 2000 certification statements have been sent to all "mission critical" vendors.

     Since there is no guarantee that the Company's data center or outside vendors will become Y2K compliant, the Company is developing a contingency plan. The Company has drafted a contingency and business resumption plan that outlines procedures to be followed in the event of the Year 2000 failure of mission critical systems, including the possibility of obtaining alternative vendors or replacement systems. This plan will be finalized in 1999. There is, however, no guarantee that the systems of other companies, banks, vendors, governmental agencies, etc. that interface with the Company will be timely remediated. If they are not successful, the Year 2000 problem could have a material affect on the Company's operations. Management presently does not believe the Year 2000 issues will pose significant operational problems for
the Company.   In addition, the Company's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject the Company to formal supervisory or enforcement actions.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 1998, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             None.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   November 13, 1998                           /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   November 13, 1998                           /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO