Form 10-K
period 1998-12-31
MASSBANK CORP
filed 1999-03-26
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1998
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (No Fee Required)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 19, 1999 as reported by NASDAQ, was $121,235,560.

     As of March 19, 1999, there were 3,455,959 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's 1998 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Cautionary Statement.

     Certain statements contained in this report or incorporated herein by reference are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the costs, timing and effectiveness of Year 2000 compliance, are forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

     Some of the factors that might cause these differences include the following: fluctuations in interest rates, price volatility in the stock and bond markets, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations; and the Company and its customers and suppliers may experience unanticipated delays or expenses in achieving Year 2000 compliance. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.


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

     MASSBANK Corp.'s principal sources of revenues on an unconsolidated basis are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of Company stock. MASSBANK Corp.'s assets on an unconsolidated basis at December 31, 1998 were represented by its investment in the Bank of $108.7 million and other assets of $2.4 million. The Company's liabilities consisted of loan indebtedness of $0.6 million and other liabilities of less than $0.1 million. The proceeds of the loan were used to fund stock purchases through the Employee Stock Ownership Plan ("ESOP"). See Note 17 to the Consolidated Financial Statements for parent company only financial information. At December 31, 1998 MASSBANK Corp. on a consolidated basis had total assets of $946.6 million, deposits of $824.0 million, and stockholders' equity of $110.5 million which represents 11.7% of total assets. Book value per share at December 31, 1998 was $31.58.

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

Dividends
     MASSBANK Corp. paid total cash dividends of $1.02 per share in 1998 compared to $0.885 per share in 1997 and $0.69 per share in 1996. The Company's dividend payout ratios (cash dividends paid divided by net income) for 1998, 1997 and 1996 were 33%, 31% and 26%, respectively.

Stock Repurchase Program
     In January 1999, the Board of Directors re-authorized the Company's stock repurchase program and added an additional 100,000 shares to the shares of the Company's common stock authorized for repurchase in July 1997. During 1998, the Company repurchased 119,200 of its common shares under its ongoing repurchase program. This leaves 152,198 shares available for repurchase in the current program.

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

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction, and a variety of consumer loans. The Bank also invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank's earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments and the interest paid by the Bank on its deposits and borrowed funds. The Company's earnings results are also affected by the provision for loan losses; non-interest income, such as fee-based revenues and net securities gains; non-interest expense; and income taxes.

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

Lending Activities
     The Bank's net loan portfolio totaled $302.5 million at December 31, 1998.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

-------------------------------------------------------------------------------------------
(In thousands) At December 31,            1998       1997       1996       1995       1994
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                      $280,681   $243,482   $216,832   $209,408   $207,772
    FHA and VA                           1,181      1,843      2,515      3,244      4,158
  Commercial                             2,257      3,861      4,121      6,975      8,155
  Construction                             730        492      1,388      1,516        603
-------------------------------------------------------------------------------------------
      Total mortgage loans             284,849    249,678    224,856    221,143    220,688
  Add: premium on loans                    259        343        325        388        452
  Less: deferred mortgage loan
         origination fees               (1,454)    (1,223)    (1,042)      (928)      (871)
-------------------------------------------------------------------------------------------
      Mortgage loans, net              283,654    248,798    224,139    220,603    220,269
-------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                          1,547      2,199      1,967      1,988      1,972
    Guaranteed education                 7,967      8,934      9,729     10,420     10,152
    Other secured                        1,366      1,600      1,611      2,012      2,598
    Home equity lines of credit         10,159     10,470     11,316     13,144     14,674
    Unsecured                              235        266        271        265        269
-------------------------------------------------------------------------------------------
      Total consumer loans              21,274     23,469     24,894     27,829     29,665
  Commercial                                61         36        628        753        882
-------------------------------------------------------------------------------------------
      Total other loans                 21,335     23,505     25,522     28,582     30,547
-------------------------------------------------------------------------------------------
      Total loans                      304,989    272,303    249,661    249,185    250,816
Less:  Allowance for loan losses        (2,450)    (2,334)    (2,237)    (2,529)    (2,566)
-------------------------------------------------------------------------------------------
      Net loans                       $302,539   $269,969   $247,424   $246,656   $248,250
-------------------------------------------------------------------------------------------

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 1998:

                                             Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                    $  430      $10,168      $73,860     $196,227     $280,685
  Commercial & construction         368          234        1,166        1,201        2,969
-------------------------------------------------------------------------------------------
    Total mortgage loans            798       10,402       75,026      197,428      283,654
Other loans                       1,536        2,942        5,477       11,380       21,335
-------------------------------------------------------------------------------------------
    Total loans                  $2,334      $13,344      $80,503     $208,808     $304,989
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


     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                                     Total Due After One Year

                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $237,657          $42,598       $280,255
  Commercial & construction                             671            1,930          2,601
-------------------------------------------------------------------------------------------
    Total mortgage loans                            238,328           44,528        282,856
Other loans                                           1,681           18,118         19,799
-------------------------------------------------------------------------------------------
    Total loans                                    $240,009          $62,646       $302,655
-------------------------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank, over several years, has kept its mortgage loan portfolio to a level at which the Bank believed there was an acceptable risk-to-reward ratio in light of opportunities in the marketplace and the Bank's long-term objectives. The Bank's net loan portfolio represented approximately 32.0% and 29.2% of the Company's total assets at December 31, 1998, and 1997, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area, and developing a quality loan portfolio takes time. The Bank anticipates that its loan portfolio will grow slowly over the next few years.

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

     Substantially all of the real estate loans originated by the Bank during 1998 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank currently retains all of the mortgages it originates for its own portfolio. These are primarily 10, 12, 15 or 20 year fixed rate mortgages and adjustable rate mortgages. The few long-term (25 or 30 year) fixed rate mortgages the bank originated in 1998 were added to the bank's loan portfolio. However, in prior years, these mortgages were generally sold in the secondary market. Adjustable rate mortgage loans ("ARMs") have rates that are re-set at either 1, 3, 5 or 10 year intervals and provide a margin over various mortgage indices.

     The Bank also has a Home Equity Line of Credit product which it hopes will generate new business in the coming year. This product, which was introduced in 1997, offers customers a special introductory interest rate of 7.25% which is fixed until the year 2000. Thereafter, the interest rate will be variable and will be indexed to the 13 week (91 day) Treasury Bill auction rate plus a margin of 3.25%. This indexed variable rate has historically responded more favorably to movements in market interest rates than the PRIME RATE used by many financial institutions and should, therefore, be more attractive to bank customers.

     In recent years, the Bank has instituted several other new loan programs which have been well received by customers. It instituted a program featuring a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special First Time Home Buyers Program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location restrictions. The Bank has also introduced the "Home Town Advantage" mortgage program which has produced some good results. This program offers homebuyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the bank operates a banking office.

     At December 31, 1998, 1-4 family residential mortgage loans totaled $280.7 million, or 92.0% of the total loan portfolio, compared to $244.5 million, or 89.8% of the total loan portfolio, at December 31, 1997. Residential mortgage loan originations amounted to $95.7 million during 1998, an increase of 91.4% from $50.0 million in 1997. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The prevailing low interest rates in 1998 encouraged many borrowers to refinance. This resulted in higher mortgage loan originations for the Bank.

     The Bank also originates mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 1998, commercial and multifamily real estate mortgages and construction loans totaled approximately $3.0 million, or 1.0% of the total loan portfolio, compared to $4.3 million, or 1.6% of the total loan portfolio, at December 31, 1997. In 1998, commercial and multifamily real estate mortgage loan originations amounted to $0.2 million.

     The total amount of first mortgage loans held by the Bank at December 31, 1998 was $283.7 million as indicated in the maturity distribution table appearing on page six. Of this amount, $44.9 million was subject to interest rate adjustments. The remaining $238.8 million in fixed rate mortgage loans represents 25.2% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $21.3 million at December 31, 1998 representing 7.0% of the Bank's total loan portfolio. Of this amount $8.0 million or 2.6% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $13.3 million at December 31, 1998, representing 4.4% of the Bank's total loan portfolio.

     At December 31, 1998, the Bank had only $61 thousand in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 1998, the Bank had issued commitments on residential first mortgage loans totaling $7,941,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $281,000 and $29,163,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are more than 90 days past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $1,004,000 at December 31, 1998.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. As of year-end 1998, MASSBANK had $86 thousand in real estate acquired through foreclosure on its balance sheet.


Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                     1998      1997      1996      1995      1994
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                               $  845    $1,536    $1,468    $2,016    $1,496
      FHA and VA                                     --         9        13        14        62
    Commercial                                       --        --        --        --       152
  Consumer                                          159       226       120       398       388
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                        1,004     1,771     1,601     2,428     2,098
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                     86        --       503       255       129
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                     86        --       503       255       129
------------------------------------------------------------------------------------------------
     Total non-performing assets                 $1,090    $1,771    $2,104    $2,683    $2,227
------------------------------------------------------------------------------------------------
Percent of non-performing loans to total loans     0.33%     0.65%     0.64%     0.97%     0.84%
Percent of non-performing assets to total assets   0.12%     0.19%     0.24%     0.31%     0.26%


     The reduction in interest income associated with nonaccrual loans is as follows:

------------------------------------------------------------------------------------------------

(In thousands) Years Ended December 31,            1998      1997      1996      1995     1994
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms                  $ 84      $163      $149      $204      $185
  Interest income actually recorded                  61        97        78        60        88
------------------------------------------------------------------------------------------------
  Reduction in interest income                     $ 23      $ 66      $ 71      $144      $ 97
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

The following table sets forth the activity in the allowance for loan losses during the years indicated:



------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,            1998      1997      1996      1995      1994
------------------------------------------------------------------------------------------------
Balance at beginning of year                     $2,334    $2,237    $2,529    $2,566    $2,261
Glendale Co-Operative Bank acquisition               --       105        --        --        --
Provision for loan losses                           193       260       160       170       705

Charge-offs:
                   Residential real estate          (81)     (221)     (480)     (124)     (339)
                   Consumer loans                   (22)      (12)      (25)      (30)      (24)
                   Other loans                       --       (94)      (37)      (95)      (63)

Recoveries:
                   Residential real estate           17        34        83        41        23
                   Commercial real estate            --        20        --        --        --
                   Consumer loans                     6         1         7         1         3
                   Other Loans                        3         4        --        --        --
------------------------------------------------------------------------------------------------
Net charge-offs                                     (77)     (268)     (452)     (207)     (400)
------------------------------------------------------------------------------------------------
Balance at end of year                           $2,450    $2,334    $2,237    $2,529    $2,566
------------------------------------------------------------------------------------------------

Net loan charge offs as a percent of average
  loans outstanding during the period              0.03%     0.10%     0.18%     0.08%     0.16%
Allowance for loan losses as a percent
  of total loans outstanding at year-end           0.80%     0.86%     0.90%     1.01%     1.02%
Allowance for loan losses as a percent
  of nonaccrual loans                             244.0%    131.8%    139.7%    104.2%    122.3%

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

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital and other similar factors. Income on debt securities available for sale is accrued and included in interest and dividend income. The specific identification method is used to determine realized gains and losses on sales of securities available for sale which are also reported in non-interest income under the caption "gains on securities." When a security suffers a loss in value which is considered other than temporary, such loss is recognized by a charge to earnings.

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

     At December 31, 1998, the Company's investments, which consists of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $624.1 million, representing 65.9% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1998             1997             1996
------------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                        $123,207         $ 85,241         $109,902
    Term federal funds                               25,000           20,000           10,000
------------------------------------------------------------------------------------------------
      Total federal funds sold                      148,207          105,241          119,902
  Money market funds                                 24,569           24,514           24,408
  Interest-bearing deposits in bank                   2,033            2,083            1,751
------------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                     $174,809         $131,838         $146,061
------------------------------------------------------------------------------------------------
      Percent of total assets                          18.5%            14.2%            16.4%
------------------------------------------------------------------------------------------------

(In thousands) At December 31,                         1998             1997             1996
------------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                    $    354         $    372         $    160
------------------------------------------------------------------------------------------------
      Total securities held to maturity            $    354         $    372         $    160

Securities available for sale: (b)
    U.S. Treasury obligations                       114,981          123,021          140,706
    U.S. Government agency obligations                8,992            9,813            7,877
    Other bonds and obligations                          --               --            1,000
    Marketable equity securities                     21,580           17,545           15,574
    Investments in mutual funds                          --            1,114               --
    Mortgage-backed securities                      272,573          330,731          306,595
------------------------------------------------------------------------------------------------
      Total securities available for sale           418,126          482,224          471,752

Trading securities: (b)
    U.S. Treasury obligations                        29,707           18,542               --
    Investments in mutual funds                       1,086            2,718            4,672
------------------------------------------------------------------------------------------------
      Total trading securities                       30,793           21,260            4,672
------------------------------------------------------------------------------------------------
      Total securities                             $449,273         $503,856         $476,584
------------------------------------------------------------------------------------------------
      Percent of total assets                          47.5%            54.4%            53.7%
------------------------------------------------------------------------------------------------
Total investments                                  $624,082         $635,694         $622,645
Total investments as a percent of total assets         65.9%            68.7%            70.1%
------------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the carrying value of debt securities held to maturity and available for sale at December 31, 1998 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:
                        Debt Securities Held to Maturity

                                                           Other
                                                           bonds
                                                           and
(Dollars in thousands)                                     obligations (1)      Total
-----------------------------------------------------------------------------------------
Maturing after 1 but within 5 years
  Amount                                                   $ 230               $ 230
  Yield                                                     6.79%               6.79%
Maturing after 5 years but within 10 years
  Amount                                                   $  82               $  82
  Yield                                                     9.07%               9.07%
Maturing after 10 years but within 15 years
  Amount                                                      42                  42
  Yield                                                     9.69%               9.69%
-----------------------------------------------------------------------------------------
Total
  Amount                                                   $ 354               $ 354
  Yield                                                     7.66%               7.66%

Average life in years                                       4.20                4.20

                       Debt Securities Available for Sale

                                                  U.S.            Mortgage-
                                   U. S.          Government      backed
                                   Treasury       agency          securities (2)
(Dollars in thousands)             obligations    obligations                        Total
------------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                           $ 50,876       $2,000          $    371          $ 53,247
  Yield                                6.24%        5.62%             4.50%             6.21%
Maturing after 1
but within 5 years
  Amount                             58,790        6,771             6,014            71,575
  Yield                                6.24%        5.99%             7.70%             6.34%
Maturing after 5
but within 10 years
  Amount                              2,961           --            35,087            38,048
  Yield                                5.85%          --              7.10%             7.00%
Maturing after 10
but within 15 years
  Amount                                 --           --           219,579           219,579
  Yield                                                               6.89%             6.89%
Maturing after 15 years
  Amount                                 --          195             4,645             4,840
  Yield                                             7.94%             6.07%             6.15%
------------------------------------------------------------------------------------------------
Total
  Amount                           $112,627       $8,966          $265,696          $387,289
  Yield                                6.23%        5.95%             6.89%             6.68%
------------------------------------------------------------------------------------------------
Average life in years                  1.51         2.90
Average contractual
 maturity in years                                                   11.67

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are shown at their contractual maturity, but are expected to have shorter lives due to scheduled payments and prepayments.

     At December 31, 1998, the Company did not have an investment in any issuer (other than securities of the U.S. government) in excess of 10% of stockholders equity.

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

     The performance of the stock market in 1998, continued to draw savings from bank deposit accounts making it more difficult to grow total bank deposits. As a result, the Bank's deposits increased by $14.1 million or a modest 1.8% during the twelve months ended December 31, 1998, from $809.9 million at year-end 1997 to $824.0 million at the end of 1998.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Company did not have any borrowed funds in 1998 or 1997.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,             1998                   1997               1996
------------------------------------------------------------------------------------------------
                                               Percent              Percent              Percent
                                                 of                   of                   of
                                     Amount   Deposits    Amount   Deposits    Amount   Deposits
Demand and NOW
  NOW                               $ 52,324    6.35%    $ 47,944    5.92%    $ 45,352     5.75%
  Demand accounts
   (non interest-bearing)             23,849    2.89       18,915    2.34       17,382     2.21
                                      -------   ----       ------    -----      -------   -----
    Total demand and NOW              76,173    9.24       66,859    8.26       62,734     7.96

Savings:
  Regular savings and
    special notice accounts          326,192   39.59      329,348   40.67      333,834   42.35
  Money market accounts               21,857    2.65       23,527    2.90       23,824    3.02
                                     -------   -----      -------   -----      -------   -----
    Total savings                    348,049   42.24      352,875   43.57      357,658   45.37

Time Certificates of deposit:
  Fixed rate certificates            318,491   38.65      316,368   39.06      303,722   38.52
  Variable rate certificates          82,033    9.96       74,666    9.22       65,417    8.30
                                     -------   -----      -------   -----      -------   -----
    Total time certificates
      of deposit                     400,524   48.61      391,034   48.28      369,139   46.82

Deposit acquisition premium,
  net of amortization                   (715)   (.09)        (918)  (0.11)      (1,181)   (.15)
                                     -------   -----      -------   -----      -------    ----

    Total deposits                  $824,031  100.00%    $809,850  100.00%    $788,350  100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     1998                 1997                1996
------------------------------------------------------------------------------------------------

                                     Average   Average    Average   Average    Average   Average
                                     Balance    Rate      Balance     Rate     Balance     Rate

NOW accounts                        $ 48,006    1.15%    $ 46,580    1.14%    $ 47,197    1.21%
Demand (non interest-bearing)
   accounts                           21,011      --       18,156      --       15,992      --
Escrow deposits of borrowers           1,142    0.18        1,159    0.28          780    0.19
Money market accounts                 22,299    3.07       24,186    3.07       25,205    3.20
Regular savings and
   special notice accounts           327,338    3.44      331,209    3.47      332,851    3.44
Time certificates of deposit         391,816    5.57      386,062    5.67      352,385    5.74
                                     -------              -------              -------
                                     811,612    4.23%     807,352    4.30%    $774,410    4.27%

Investment Management and Trust Services

     The Bank's Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 1998 the Trust Division had approximately $31.7 million (market value) of assets in custody and under management.

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

Supervision and Regulation of the Company and its Subsidiaries

     The Company and the Bank are in a heavily regulated industry. As a Delaware business corporation, the Company is subject to all of the federal and state laws and regulations that apply to corporations generally, including the federal and state securities laws and the Delaware Business Corporation Law. In addition, as a company that owns and controls a bank, the Company is regulated as a bank holding company, is subject to supervision, examination and regulation by the Board of Governors of the Federal Reserve System (the "FRB") under the federal Bank Holding Company Act (the "BHC Act"), and is subject to statutes, regulations and policies administered by the FRB relating to, among other things, mergers, acquisitions and changes in controlling ownership, non-bank activities and subsidiaries, capital adequacy, the receipt and payment of dividends, and the provision of financial and managerial support to its subsidiary bank. In addition, the Company is subject to certain state law restrictions administered by the Massachusetts Division of Banks (the "Division"), relating to, among other things, the acquisition of additional banking institutions and the conduct of nonbank activities.

     As a Massachusetts-chartered savings bank whose deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") (and, with respect to any deposits in excess of FDIC limits, by the private, industry-sponsored Depositors Insurance Fund of Massachusetts), the Bank is subject to regulation, supervision and examination by federal and state regulatory authorities, including the FDIC and the Division. This framework of federal and state banking supervision and regulation is administered primarily for the benefit of borrowers, depositors and the respective deposit insurance funds and not for the benefit of the Bank, the Company or its stockholders.

     The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, equal credit opportunity, credit reporting, real estate settlement procedures, funds availability, disclosure to consumers, financial accounting, reporting and recordkeeping, and Year 2000 preparedness. In the event the Bank failed to maintain adequate capital or otherwise failed to operate in accordance with applicable federal and Massachusetts statutes, regulations or policies, the FDIC and the Division have authority to place the Bank in receivership or conservatorship or impose other sanctions, including but not limited to restrictions on dividend or other payments by the Bank to the Company, termination of the Bank's deposit insurance, restrictions on the Bank's growth, issuance of orders to cease and desist from or to take specified actions, assessment of money penalties, and removal of officers or directors.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes five categories of banking institutions -- in descending order of capital adequacy: "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," and "critically undercapitalized" -- and imposes certain restrictions and requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that are in one of the three "undercapitalized" categories. As of December 31, 1998, the Bank was "well capitalized" as defined under FDICIA. For a discussion of the Bank's capital adequacy, see Note 14 to the Company's Consolidated Financial Statements, on page 42.

     FDICIA establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment. In addition, FDICIA places certain restrictions on the equity investments and other "principal" activities of all state-chartered banks, including the Bank. FDICIA further requires the FDIC and other federal bank regulatory agencies to establish regulatory "safety and soundness" standards to govern various aspects of bank operations including internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, asset quality, earnings and stock valuation, as the agencies consider appropriate. The FDIC may require a bank that is not in compliance with safety and soundness standards promulgated under FDICIA to submit and implement a written plan to achieve compliance within a specified time period and may impose sanctions on a bank that fails to submit and implement an acceptable plan when required. At December 31, 1998, the Bank's operations were in substantial compliance with all applicable safety and soundness standards promulgated under FDICA.

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was signed into law by President Clinton. In 1996, Massachusetts enacted legislation "opting in" to interstate branch banking and imposing certain limitations and requirements as permitted by the Interstate Banking Act. The Interstate Banking Act and the 1996 Massachusetts legislation permit interstate branching, mergers and bank acquisitions by Massachusetts bank holding companies and banks and permit out-of-state bank holding companies and banks to expand their banking operations into Massachusetts by merger, acquisition or de novo branching subject to certain regulatory approval requirements and other limitations.

     From time to time, commencing in June, 1996, the federal bank regulatory agencies jointly issued written statements of guidance (the "Year 2000 Guidance") to federally-insured banks on various aspects of the so-called "Y2K Problem" -- the inability of certain computer components and software to correctly process the millennium date change from 1999 to 2000. On October 15, 1998, the FDIC and the other federal banking agencies promulgated "Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness" (the "Year 2000 Standards") under FDICIA. Early in 1999, the Division issued regulations applicable to Massachusetts banks incorporating the federal Year 2000 Guidance and Standards. Among other things, the Year 2000 Guidance and Standards require all FDIC-insured banks to involve their management and board of directors in their Year 2000 preparedness efforts, to adopt written project plans for Year 2000 preparedness, to "renovate" "mission critical" data processing systems, to complete testing of renovated systems within specified time frames, to develop contingency plans and to "manage customer-risk."

     Under FDICIA, the FDIC may require a bank that is not in compliance with the Year 2000 Standards to submit and implement a written plan to achieve compliance within a specified time period. In addition, substantial failure by a bank to comply with the Year 2000 Guidance and Standards may provide a basis for the FDIC or the Division to take other regulatory actions, including but not limited to placing the bank in receivership, restricting the bank's dividend and other payments to its parent company, terminating the Bank's federal deposit insurance, and directing the bank to cease and desist from or to take specified actions. At December 31, 1998, the Bank's Year 2000 preparedness efforts were believed to be in substantial compliance with the Year 2000 Guidance and Standards. For a discussion of the Company's Year 2000 preparedness efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issue" at page 15.

     From time to time the U.S. Congress and the Massachusetts Legislature adopt legislation and the Federal and State bank regulatory agencies issue regulations and policies that may significantly affect the operations of the Bank and the Company. No assurance can be given as to whether or when such additional legislation, regulations or policies may be adopted or as to the effect any such legislation, regulations or policies may have on the Company or the Bank.

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 1998, the Bank had 141 full-time employees, including 31 officers, and 66 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has three wholly-owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $91.9 million and $97.1 million, at December 31, 1998, respectively.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $630 thousand at December 31, 1998.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of March 4, 1999 are as follows:

Name                           Age        Office

Gerard H. Brandi               50         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

David F. Carroll               51         Vice President of the Bank

Reginald E. Cormier            51         Vice President, Treasurer and Chief
                                          Financial Officer of the Company and
                                          the Bank

Thomas J. Queeney              36         Vice President and Senior Trust
                                          Officer of the Bank

Donald R. Washburn             55         Senior Vice President of the Bank

Donna H. West                  53         Senior Vice President of the Bank
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

     Thomas J. Queeney. Mr. Queeney joined the Bank in 1986 as a Management Trainee in Loan Origination. He became an Assistant Manager in 1987 and was promoted to Assistant Treasurer in 1988. He then served as a Marketing and Investor Relations Representative until his promotion to Loan Servicing Manager in 1990. In 1992, he was promoted to Loan Officer and Commercial Lending Manager. He was promoted to Assistant Vice President, Lending in 1997, where he served until his promotion to AVP/Trust Administrator in July of 1998. In January of 1999, he was promoted to Vice President and Senior Trust Officer.

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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, two operations facilities and seven of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 1998, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                    Owned   Lease       Renewal
                                                    or      Expiration  Option
Location                                            Leased  Date        Through

MAIN OFFICE:  123 Haven Street, Reading, MA          Owned   ----        ----
BRANCH        296 Chelmsford Street, Chelmsford, MA  Leased  1998        ----
 OFFICES:     17 North Road, Chelmsford, MA          Leased  1999        (1)
              45 Broadway Road, Dracut, MA           Leased  2002        ----
              738 Broadway, Everett, MA              Owned   ----        ----
              50 Central Street, Lowell, MA          Owned   ----        ----
              755 Lakeview Avenue, Lowell, MA        Owned   ----        ----
              4110 Mystic Valley Pkwy, Medford, MA   Leased  2001        ----
              476 Main Street, Melrose, MA           Owned   ----        ----
              27 Melrose Street, Towers Plaza,
                 Melrose, MA                         Leased  2004        2014
              240 Main Street, Stoneham, MA          Leased  2003        ----
              1800 Main Street, Tewksbury, MA        Owned   ----        ----
              203 Littleton Road, Westford, MA       Owned   ----        ----
              370 Main Street, Wilmington, MA        Owned   ----        ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                      Leased  2006        ----
OPERATIONS
 FACILITIES:  159 Haven Street, Reading, MA          Owned   ----        ----
              169 Haven Street, Reading, MA          Owned   ----        ----
              11 North Road, Chelmsford, MA          Leased  1999        (1)

(1) Bank has option to purchase in year 2000.


Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 1998, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 1998 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG Peat Marwick LLP, contained in the Registrant's 1998 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 48 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

         None



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

         The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information contained in Note 5 of the Consolidated Financial Statements under the caption "Loans" in the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements
                                                              Reference to 1998
                                                                Annual Report
                                                               to Stockholders
                                                                   (Pages)


Independent Auditors' Report                                         21
Consolidated balance sheets at December 31,
  1998 and 1997                                                      22
Consolidated statements of income for the three
  years ended December 31, 1998                                      23
Consolidated statements of cash flows for the three
  years ended December 31, 1998                                   24-25
Consolidated statements of changes in stockholders'
  equity for the three years ended December 31,
  1998                                                               26
Notes to consolidated financial statements                        27-48


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

    10.1.4 Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 - incorporated by reference to
                      Exhibit 10.1.4 to the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

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

    10.2.2 Amendments to the MASSBANK for Savings Employee's Stock Ownership Plan and Trust Agreement - incorporated by reference to Exhibit 10.2.2 to the Registrant's annual report on Form 10-K for the year ended December 31, 1997.

    10.3              Form of Employment Agreement, as amended, with Gerard H.
                      Brandi - incorporated by reference to Exhibit 10.3 of the Registrant's annual report on Form 10-K for the year ended December 31, 1986 and Exhibit 10.3.1 of the Registrant's annual report on Form 10-K for the year ended December 31, 1989.

  Exhibit No.         Description of Exhibit



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

    13 1998 Annual Report to Stockholders - except for those portions of the 1998 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 1998 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

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

                               MASSBANK CORP.


                               /s/ Gerard H. Brandi
                               --------------------
                               Gerard H. Brandi
                               Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Gerard H. Brandi           Chairman, President,
------------------------------ Chief Executive Officer and
Gerard H. Brandi               Director                         March 26, 1999




/s/ Reginald E. Cormier        Vice President, Treasurer
------------------------------ and Chief Financial Officer
Reginald E. Cormier            (Principal Financial and
                               Accounting Officer)              March 26, 1999




/s/ Samuel Altschuler          Director                         March 26, 1999
------------------------------
Samuel Altschuler



/s/ Mathias B. Bedell          Director                         March 26, 1999
------------------------------
Mathias B. Bedell



                               Director
------------------------------
Allan S. Bufferd



                               Director
------------------------------
Peter W. Carr



/s/ Alexander S. Costello      Director                         March 26, 1999
------------------------------
Alexander S. Costello

/s/ Robert S. Cummings         Director                         March 26, 1999
------------------------------
Robert S. Cummings



/s/ Louise A. Hickey           Director                         March 26, 1999
------------------------------
Louise A. Hickey



                               Director
------------------------------
Leonard Lapidus



/s/ Stephen E. Marshall        Director                         March 26, 1999
------------------------------
Stephen E. Marshall



/s/ Arthur W. McPherson        Director                         March 26, 1999
------------------------------
Arthur W. McPherson



/s/ Nancy L. Pettinelli        Director                         March 26, 1999
------------------------------
Nancy L. Pettinelli



/s/ Herbert G. Schurian        Director                         March 26, 1999
------------------------------
Herbert G. Schurian



/s/ Donald B. Stackhouse       Director                         March 26, 1999
------------------------------
Donald B. Stackhouse