Form 10-Q
period 1999-03-31
MASSBANK CORP
filed 1999-05-11
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

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

Class:  Common stock $1.00 per share.
Outstanding at May 5, 1999: 3,414,325 shares.

MASSBANK CORP. AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             March 31, 1999 (unaudited) and December 31, 1998                3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 1999 and 1998              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 1999 (unaudited)
             and the year ended December 31, 1998                       5 -  6

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 1999 and 1998         7 -  8

           Condensed Notes to the Consolidated Financial Statements     9 - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 28

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         28



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  29

ITEM 2.  Changes in Securities                                              29

ITEM 3.  Defaults Upon Senior Securities                                    29

ITEM 4.  Submission of Matters to a Vote of Security Holders                29

ITEM 5.  Other Information                                                  29

ITEM 6.  Exhibits and Reports on Form 8-K                                   29


Signature Page                                                              30

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                        March  31,    December 31,
	                                                           1999           1998
                                                        (unaudited)
Assets:
Cash and due from banks                                  $  7,689      $  7,038
Short-term investments (Note 3)                           169,048       147,776
________________________________________________________________________________
    Total cash and cash equivalents                       176,737       154,814
Term federal funds sold                                        --        25,000
Interest-bearing deposits in banks                          1,511         2,033
Securities held to maturity, at amortized cost
  (market value of $349 in 1999 and $354 in 1998)             349           354
Securities available for sale, at market value (amortized
  cost of $409,774 in 1999 and $398,343 in 1998)          425,615       418,126
Trading securities, at market value                        15,944        30,793
Loans: (Note 4)
  Mortgage loans                                          291,152       283,654
  Other loans                                              20,998        21,335
  Less: allowance for loan losses                          (2,500)       (2,450)
________________________________________________________________________________
    Net loans                                             309,650       302,539
Premises and equipment                                      4,250         4,320
Real estate acquired through foreclosure                       --            86
Accrued interest receivable                                 4,576         5,058
Goodwill                                                    1,363         1,387
Other assets                                                1,864         2,115
________________________________________________________________________________
    Total assets                                         $941,859      $946,625
Liabilities and Stockholders' Equity:
Deposits                                                 $822,001      $824,031
Escrow deposits of borrowers                                1,546         1,438
Employee stock ownership plan liability                       625           625
Accrued and deferred income taxes payable                   6,513         7,484
Other liabilities                                           2,907         2,558
________________________________________________________________________________
    Total liabilities                                     833,592       836,136
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,385,666 and
     7,384,332 shares issued, respectively                  7,386         7,384
  Additional paid-in capital                               60,064        60,003
  Retained earnings                                        80,288        78,308
________________________________________________________________________________
                                                          147,738       145,695
  Accumulated other comprehensive income:
    Net unrealized gains on securities
      available for sale, net of tax effect                 9,493        11,691
  Treasury stock at cost, 3,939,707 and
      3,885,222 shares, respectively                      (48,339)      (46,272)
  Common stock acquired by ESOP                            (  625)       (  625)
________________________________________________________________________________
    Total stockholders' equity                            108,267       110,489
________________________________________________________________________________
    Total liabilities and stockholders' equity           $941,859      $946,625

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                                 March 31,
(In thousands except share data)                             1999         1998
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 5,125      $ 4,650
  Other loans                                                 435          525
  Securities available for sale:
    Mortgage-backed securities                              4,455        5,561
    Other securities                                        2,107        2,188
  Trading securities                                          270          296
  Federal funds sold                                        1,663        1,503
  Other investments                                           318          370
______________________________________________________________________________
    Total interest and dividend income                     14,373       15,093
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,233        8,521
______________________________________________________________________________
    Total interest expense                                  8,233        8,521
______________________________________________________________________________
    Net interest income                                     6,140        6,572
Provision for loan losses                                      50           45
______________________________________________________________________________
    Net interest income after provision for loan losses     6,090        6,527
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                178          211
  Gains on securities, net                                  1,378          812
  Other                                                       185          223
______________________________________________________________________________
    Total non-interest income                               1,741        1,246
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,869        1,973
  Occupancy and equipment                                     547          555
  Data processing                                             125          130
  Professional services                                       114          121
  Advertising and marketing                                    48           43
  Amortization of intangibles                                  80           69
  Other                                                       385          365
______________________________________________________________________________
    Total non-interest expense                              3,168        3,256
______________________________________________________________________________
    Income before income taxes                              4,663        4,517
Income tax expense                                          1,750        1,683
______________________________________________________________________________
    Net income                                            $ 2,913      $ 2,834
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,450,888    3,534,654
  Diluted                                               3,567,313    3,696,584
Earnings per share (in dollars):
  Basic                                                   $  0.84      $  0.80
  Diluted                                                    0.82         0.77

See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Three Months Ended March 31, 1999 (unaudited)
                                            (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1998                  $7,384    $60,003    $78,308    $(46,272)    $11,691        $(625)  $110,489
  Net Income                                      --         --      2	,913          --          --           --      2,913
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (2,198)          --     (2,198)
                                                                                                                     _____
  Comprehensive income                                                                                                 715
  Cash dividends declared and paid
  ($0.27 per share)                               --         --       (936)         --          --           --       (936)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          3          --          --           --          3
  Amortization of ESOP shares
    committed to be released                      --         44         --          --          --           --         44
  Purchase of treasury stock                      --         --         --      (2,067)         --           --     (2,067)
  Exercise of stock options
    and related tax benefits                       2         17         --          --          --           --         19
___________________________________________________________________________________________________________________________

Balance at March 31, 1999                     $7,386    $60,064    $80,288    $(48,339)    $ 9,493        $(625)  $108,267


See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Year Ended December 31, 1998 (unaudited)
                                             (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1997                  $7,337    $58,737    $70,984    $(41,569)    $ 9,071        $(781)  $103,779
  Net income                                      --         --     10,914          --          --           --     10,914
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --       2,620           --      2,620
                                                                                                                    ______
  Comprehensive income                                                                                              13,534
  Cash dividends declared and paid
    ($1.02 per share)                             --         --     (3,605)         --          --           --     (3,605)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         15          --          --           --         15
  Net decrease in liability to ESOP               --         --         --          --          --          156        156
  Amortization of ESOP shares
    committed to be released                      --        243         --          --          --           --        243
  Purchase of treasury stock                      --         --         --      (4,703)         --           --     (4,703)
  Exercise of stock options
    and related tax benefits                      47      1,023         --          --          --           --      1,070
__________________________________________________________________________________________________________________________

Balance at December 31, 1998                  $7,384    $60,003    $78,308    $(46,272)    $11,691        $(625)  $110,489


See accompanying condensed notes to consolidated financial statements.

                              MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                          1999       1998
                                                                          ____       ____
                                                                          (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 2,913    $ 2,834
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          230        230
    Loan interest capitalized                                              (16)       (11)
    Amortization of ESOP shares committed to be released                    45         66
    Decrease in accrued interest receivable                                482         31
    Increase in other liabilities                                          349        497
    Increase (decrease) in current income taxes payable                    809       (182)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (333)      (282)
    Net trading securities activity                                     15,250     (1,325)
    Gains on securities available for sale                              (1,320)      (780)
    Gains on trading securities                                            (58)       (32)
    Increase in deferred mortgage loan
      origination fees, net of amortization                                 24         46
    Deferred income tax (benefit) expense                                  (36)        63
    Increase in other assets                                              (203)       (62)
    Loans originated for sale                                               --       (129)
    Loans sold                                                              --        129
    Provision for loan losses                                               50         45
    Gains on sales of real estate acquired through foreclosure              --         (1)
    Increase in escrow deposits of borrowers                               108         46
__________________________________________________________________________________________
        Net cash provided by operating activities                       18,294      1,183
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                         --    (10,000)
    Proceeds from maturities of term federal funds                      25,000     10,000
    Increase in interest bearing bank deposits                             (25)      (469)
    Proceeds from maturities of interest bearing bank deposits             547         --
    Proceeds from sales of investment securities available for sale     18,112      5,073
    Proceeds from maturities of investment securities
      available for sale                                                22,800     14,500
    Purchases of investment securities
      available for sale                                               (61,391)   (19,005)
    Purchases of mortgage-backed securities                            (12,297)        --
    Principal repayments of mortgage-backed securities                  23,069     14,351
    Principal repayments of securities held to maturity                      5          5
    Principal repayments of securities available for sale                   40          1
    Loans originated                                                   (24,637)   (19,632)
    Loan principal payments received                                    17,797     14,834
    Loans purchased                                                       (345)        --
    Purchases of premises & equipment                                      (65)      (109)
    Proceeds from sales of real estate acquired through foreclosure         86         89
__________________________________________________________________________________________
        Net cash provided by investing activities                        8,696      9,638
__________________________________________________________________________________________

                              MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                        1999         1998
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net decrease in deposits                                            (2,085)      (137)
    Payments to acquire treasury stock                                  (2,067)        --
    Issuance of common stock under stock option plan                        18        269
    Tax benefit resulting from stock options exercised                      --         71
    Dividends paid on common stock                                        (936)      (884)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    3          4
__________________________________________________________________________________________
      Net cash used in financing activities                             (5,067)      (677)
__________________________________________________________________________________________
      Net increase in cash and cash equivalents                         21,923     10,144
    Cash and cash equivalents at beginning of period                   154,814    116,563
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $176,737   $126,707
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $ 8,238    $ 8,522
    Cash paid during the period for taxes, net of refunds                  974      1,403
    Purchases of securities incomplete (not settled) at
      beginning of period which settled during the period                  129         --
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                  583         32
Non-cash transactions:
    SFAS 115:
      Increase in accumulated other comprehensive income                (2,198)       923
      Increase in deferred tax liabilities                              (1,744)       466
    Securities reclassified from available for sale to
      trading securities                                                    --      1,111
    Transfers from loans to real estate acquired through foreclosure        --         88
    Transfers from premises and equipment to other assets                   --          9
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 1999 and December 31, 1998, and its operating results for the three months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                 At                  At
(In thousands)                              March 31, 1999   December 31, 1998
________________________________________________________________________________
  Federal funds sold (overnight)               $144,191             $123,207
  Money market funds                             24,857               24,569
________________________________________________________________________________
    Total short-term investments               $169,048             $147,776
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At March 31, 1999, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $8,855,000 and commitments under existing home equity lines of credit and other loans of approximately $32,070,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 1999, the Company had a performance standby letter of credit conveyed to others in the amount of $625,000 which is also not reflected on the consolidated balance sheet.

(5)  Reporting Comprehensive Income
     The Company has adopted Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and displaying of comprehensive income. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources."
It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

     The term "comprehensive income", is used in the Statement to describe the total of all components of comprehensive income including net income.

     The Company's other comprehensive income and related tax effect for the quarter ended March 31, 1999 and the year ended December 31, 1998 is as follows:

                                                       For the Three Months Ended
                                                            March 31, 1999
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period    $(2,577)      $1,170    $(1,407)
  Less: reclassification adjustment for
    gains realized in net income                     (1,365)         574       (791)
                                                     ______      ________     ______
  Net unrealized gains                               (3,942)       1,744     (2,198)
                                                     ______      ________     ______
  Other comprehensive income                        $(3,942)      $1,744    $(2,198)
                                                     ______      ________     _____

                                                          For the Year Ended
                                                          December 31, 1998
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period    $ 7,106      $(2,864)     $4,242
  Less: reclassification adjustment for
    gains realized in net income                     (2,798)       1,176      (1,622)
                                                     ______      ________     ______
  Net unrealized gains                                4,308       (1,688)      2,620
                                                     ______      ________     ______
  Other comprehensive income                         $4,308      $(1,688)     $2,620
                                                     ______      ________     ______

                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     March 31, 1999


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


Results of Operations for the three months ended March 31, 1999

GENERAL
    For the quarter ended March 31, 1999, MASSBANK Corp. reported consolidated net income of $2,913,000 or $0.84 in basic earnings per share compared to net income of $2,834,000, or $0.80 in basic earnings per share in the first quarter of 1998. Diluted earnings per share increased to $0.82 per share from $0.77 per share in the first quarter of last year, representing an increase of 6.5%.

    The Company's favorable earnings results for the recent quarter can be attributed primarily to higher non-interest income, due to increased securities gains, and a reduction in non-interest expense. These improvements were partially offset by a decrease in net interest income resulting from a decline in net interest margin, partially offset by an increase in average earning assets.

                                                     AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           March 31,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $143,004  $ 1,663   4.72%   $110,451  $ 1,503   5.52%
  Short-term investments (2)       26,252      313   4.84      27,007      365   5.49
  Investment securities           158,759    2,145   5.40     149,901    2,224   5.93
  Mortgage-backed securities      262,408    4,455   6.79     324,699    5,561   6.85
  Trading securities               25,280      270   4.33      21,955      296   5.40
  Mortgage loans (1)              288,215    5,125   7.11     249,825    4,650   7.45
  Other loans (1)                  21,327      435   8.26      23,256      525   9.14
__________________________________________________            ________________
    Total earning assets          925,245  $14,406   6.23%    907,094  $15,124   6.68%

Allowance for loan losses          (2,456)                     (2,339)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 922,789                     904,755

Other assets                       19,689                      19,044
__________________________________________________________________________________________
    Total assets                 $942,478                    $923,799
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                           March 31,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 73,507  $   137   0.76%   $ 67,050  $   133   0.80%
  Savings                         347,663    2,914   3.40     353,515    2,982   3.42
  Time certificates of deposit    400,339    5,182   5.25     386,843    5,406   5.67
__________________________________________________            ________________
    Total deposits                821,509    8,233   4.06     807,408    8,521   4.28

Other liabilities                  10,397                      10,467
__________________________________________________________________________________________
    Total liabilities             831,906                     817,875
Stockholders' equity              110,572                     105,924
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $942,478                    $923,799
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,173                       6,603
Less adjustment of tax-exempt
  interest income                               33                          31
__________________________________________________________________________________________
Net interest income                        $ 6,140                     $ 6,572
__________________________________________________________________________________________
Interest rate spread                                 2.17%                       2.40%
__________________________________________________________________________________________
Net interest margin (3)                              2.67%                       2.91%
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

Net Interest Income
     The Company's net interest income was $6,140,000 for the first quarter of 1999, a decrease of $432,000 from the same quarter a year ago. This decrease is the result of a lower net interest margin, partially offset by the positive effect of growth in the Company's average earning assets. The Company's net interest margin for the first quarter of 1999 was 2.67% down from 2.91% for the same quarter of the prior year. Average earning assets for the first quarter of 1999 increased to $925.2 million, up $18.1 million from the corresponding quarter in 1998. MASSBANK's net interest margin over the last twelve months has been negatively impacted by reductions in the Federal Funds rate, an overall decline in market interest rates, and the slope of the yield curve. As market interest rates declined and as the yield curve flattened in 1998, MASSBANK's interest-earning asset yields decreased faster than did its interest-bearing liability rates. The interest rate spread contracted because interest-earning asset yields decreased 23 basis points more than did interest-bearing liability rates, as shown on pages 12 and 13 of this Form 10-Q.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 1999, decreased to $14,406,000 from $15,124,000 for the three months ended March 31, 1998. The average total earning assets of the Company increased by $18.1 million, as noted above. The increase in interest income resulting from the growth in earning assets in the recent quarter, however, was more than offset by a decline in yield on earning assets. As reflected in the table on page 12, yield declines in each of the Bank's categories of earning assets resulted in an overall decline in yield on the Company's total average earning assets of 45 basis points. The weighted average yield on earning assets for the first quarter of 1999 was 6.23% compared to 6.68% in the same quarter of the prior year. This decline in yield reflects a decrease in market interest rates combined with a significant flattening of the yield curve.

Interest Expense
     Total interest expense for the three months ended March 31, 1999 was $8,233,000, down from $8,521,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 13, increased $14.1 million or 1.7% to $821.5 million in the first quarter of 1999, from $807.4 million in the first quarter of 1998. The decrease in interest expense resulted from a decrease in average cost of funds partially offset by the additional interest expense resulting from the higher deposit volume. The Company's average cost of funds for the three months ended March 31, 1999 was 4.06%, down from 4.28% for the comparable period in 1998.

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

    The provision for loan losses for the first quarter of 1999 was $50,000 versus $45,000 for the comparable period in 1998. This increase is essentially due to the growth in the Bank's loan portfolio. In the recent quarter the Bank's loan charge-offs net of recoveries netted to zero compared to net charge-offs on loans of $2,000 for same quarter last year.

     The reserve coverage as a percentage of the Bank's non-performing assets increased in the recent quarter. At March 31, 1999, MASSBANK's allowance for loan losses totalled $2,500,000 representing 341.5% of non-performing assets compared to $2,377,000 representing 152.3% of non-performing assets at the end of the first quarter in 1998.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income increased to $1,741,000 for the quarter ended March 31, 1999, from $1,246,000 for the comparable quarter of the prior year. This improvement is due to an increase in securities gains in 1999.

     Net gains on securities totaled $1,378,000 in the first quarter of this year compared to $812,000 in the first quarter of the prior year. The Bank's equity securities portfolio continues to provide the Bank with significant returns. Realized gains on the sale of equity securities totaled $1,424,000 for the three months ended March 31, 1999. The Bank also recorded a mark-to-market gain on its trading account of $13,000 during this same period. These gains, however, were partially offset by net losses realized on the sale of debt securities of $59,000.

     The Bank's deposit account service fees and other non-interest income totaled $178,000 and $185,000, respectively, in the first quarter of 1999 compared to $211,000 and $223,000, respectively, in the first quarter of 1998.

Non-Interest Expense
     Non-interest expense decreased by $88,000, or 2.7% to $3,168,000 in the first quarter of 1999 from $3,256,000 in the first quarter of 1998.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $104,000 or 5.3% from $1,973,000 in the first quarter of 1998 to $1,869,000 in the recent quarter. This reduction is due primarily to a decrease of $65,000 in compensation and benefits expenses which are tied to the Company's stock performance. Also contributing to the reduction in salaries and employee benefits expenses was an increase of $29,000 in loan origination related salary expenses (which are amortized over the life of the loan) being deferred due to increased residential lending activity.

     Occupancy and equipment expense was $547,000 in the first quarter of 1999, essentially unchanged from $555,000 in the first quarter of last year.

     All other expenses combined, consisting of data processing, professional services, advertising and marketing, amortization of intangibles and other expenses, increased by $24,000 from $728,000 for the three months ended
March 31, 1998 to $752,000 for the three months ended March 31, 1999.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,750,000 for the three months ended March 31, 1999 from $1,683,000 for the same period in 1998. This increase is due to higher income before income taxes and a modest increase in the Company's effective income tax rate. The Company's combined effective income tax rate for the first quarter of 1999 is 37.5% compared to 37.3% for the same quarter a year ago.

Financial Condition
     Total assets at March 31, 1999 were $941.9 million, a decrease of $4.7 million from $946.6 million at December 31, 1998.

     The decrease in total assets was driven by an $11.6 million decrease in the investment portfolio, partially offset by $7.1 million growth in net loans. Other assets decreased by $0.2 million in the first quarter of 1999.

     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, decreased from $624.1 million at December 31, 1998 to $612.5 million at March 31, 1999. The decrease is mainly attributable to the Bank's trading securities portfolio which declined approximately $14.9 during the recent quarter. This reduction was partially offset by an increase in the Bank's investment in debt and equity securities available for sale which grew by $7.5 million this past quarter.

     MASSBANK's net loan portfolio increased to $309.7 million at March 31, 1999 reflecting a net increase in loans of $7.1 million in the first three months of 1999. This improvement results from an increase in loan originations. Loan originations totalled $24.6 million in the three months ended March 31, 1999, up approximately 24%, or $4.8 million from $19.8 million in the first three months of 1998.

     Total deposits were $822.0 million at March 31, 1999 reflecting a modest reduction from $824.0 million at year end 1998.

     Total stockholders' equity declined to $108.3 million at March 31, 1999 from $110.5 million at December 31, 1998. The decrease results primarily from the cost of the 54,485 shares of (MASSBANK Corp.) treasury stock that the Company repurchased during the recent quarter for a total amount of $2.1 million and a reduction in net unrealized gains, net of tax effect, on the Company's available for sale securities in the amount of $2.2 million. These decreases were partially offset by an increase of $2.0 million in the Company's retained earnings in the recent quarter. As a result, the Company's book value per share decreased to $31.42 per share, from $31.58 per share at year end 1998.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $612.5 million at March 31, 1999, down $11.6 million from $624.1 million at year end 1998. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $23.3 million as of March 31, 1999, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totalled $261.0 million at March 31, 1999 versus $272.6 million at year end 1998.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  March 31,        December 31,
(In thousands)                                      1999             1998
                                               _____________      ____________
U.S. Treasury bills                              $14,788            $29,707
Investment in mutual funds                         1,115              1,086
Equity securities                                     41                 --
                                                 _______            _______
    Total                                        $15,944            $30,793

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at March 31, 1999 with gross unrealized gains and losses, follows:
_________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized     Market
(In thousands) At March 31, 1999             Cost        Gains       Losses       Value
_________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    349    $     --     $     --    $    349
_________________________________________________________________________________________
      Total securities held to maturity     $    349    $     --     $     --    $    349
_________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $120,681    $  1,502     $    (32)   $122,151
    U.S. Government agency obligations        19,131           9          (27)     19,113
_________________________________________________________________________________________
      Total                                  139,812       1,511          (59)    141,264
_________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           45,255       1,320           --      46,575
      Federal Home Loan Mortgage
        Corporation                          199,251       4,351          (15)    203,587
      Federal National Mortgage
        Association                            4,757         156           (5)      4,908
      Collateralized mortgage
        obligations                            5,666          67           --       5,733
      Other                                      193           9           --         202
_________________________________________________________________________________________
      Total mortgage-backed securities       255,122       5,903          (20)    261,005
_________________________________________________________________________________________
      Total debt securities                  394,934       7,414          (79)    402,269
_________________________________________________________________________________________
  Equity securities                           14,840       8,663         (157)     23,346
_________________________________________________________________________________________
      Total securities available for sale    409,774    $ 16,077     $   (236)   $425,615
_________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        15,841
_________________________________________________________________________________________
      Total securities available
        for sale, net                       $425,615
_________________________________________________________________________________________
      Total investment securities, net      $425,964
_________________________________________________________________________________________
Trading securities                          $ 15,933                             $ 15,944
_________________________________________________________________________________________

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)
     The amortized cost and estimated market value of investment securities at December 31, 1998 with gross unrealized gains and losses, follows:

__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At December 31, 1998             Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    354    $     --     $     --    $    354
__________________________________________________________________________________________
      Total securities held to maturity     $    354    $     --     $     --    $    354
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $112,627    $  2,354     $     --    $114,981
    U.S. Government agency obligations         8,966          26           --       8,992
__________________________________________________________________________________________
      Total                                  121,593       2,380           --     123,973
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           48,347       1,517           --      49,864
      Federal Home Loan Mortgage
        Corporation                          205,949       5,116           (6)    211,059
      Federal National Mortgage
        Association                            4,984         181           --       5,165
      Collateralized mortgage
        obligations                            6,193          60           (3)      6,250
      Other                                      223          12           --         235
__________________________________________________________________________________________
      Total mortgage-backed securities       265,696       6,886           (9)    272,573
__________________________________________________________________________________________
      Total debt securities                  387,289       9,266           (9)    396,546
__________________________________________________________________________________________
  Equity securities                           11,054      10,579          (53)     21,580
__________________________________________________________________________________________
      Total securities available for sale    398,343    $ 19,845     $    (62)   $418,126
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                        19,783
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $418,126
__________________________________________________________________________________________
      Total investment securities, net      $418,480
__________________________________________________________________________________________
Trading securities                          $ 30,802                             $ 30,793
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at March 31, 1999 and December 31, 1998 are as follows:


                                                             March 31, 1999
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 54,943   $ 55,279      $    --     $    --
After 1 year but within 5 years                 81,752     82,788          230         230
After 5 years but within 10 years                2,962      3,042           78          78
After 10 years but within 15 years                  --         --           41          41
After 15 years                                     155        155           --          --
                                              ________    _______       ______      ______
                                               139,812    141,264          349         349
Mortgage-backed securities                     255,122    261,005           --          --
                                              ________    _______       ______      ______
                                              $394,934   $402,269      $   349     $   349

                                                             December 31, 1998
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 52,876   $ 53,266      $    --     $    --
After 1 year but within 5 years                 65,561     67,345          230         230
After 5 years but within 10 years                2,961      3,164           82          82
After 15 years                                     195        198           42          42
                                              ________    _______       ______      ______
                                               121,593    123,973          354         354
Mortgage-backed securities                     265,696    272,573           --          --
                                              ________    _______       ______      ______
                                              $387,289   $396,546      $   354     $   354

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                       At                     At
(In thousands)                                    March 31, 1999       December 31, 1998
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $289,463               $281,862
  Commercial                                         2,304                  2,257
  Construction                                         620                    730
_______________________________________________________________________________________
                                                   292,387                284,849
Add:  Premium on loans                                 242                    259
Less: deferred mortgage loan origination fees       (1,477)                (1,454)
_______________________________________________________________________________________
      Total mortgage loans                         291,152                283,654

Other loans:
  Consumer:
    Installment                                      1,426                  1,547
    Guaranteed education                             7,754                  7,967
    Other secured                                    1,178                  1,366
    Home equity lines of credit                     10,372                 10,159
    Unsecured                                          221                    235
_______________________________________________________________________________________
      Total consumer loans                          20,951                 21,274
  Commercial                                            47                     61
_______________________________________________________________________________________
      Total other loans                             20,998                 21,335
_______________________________________________________________________________________
      Total loans                                 $312,150               $304,989
_______________________________________________________________________________________

     The Bank's loan portfolio increased $7.2 million during the first three months of 1999, from $305.0 million at December 31, 1998 to $312.2 million at March 31, 1999. Essentially all of the increase was in the residential 1-4 family category.

     Loan originations increased to $24.6 million in the first quarter of 1999 compared to $19.8 million in the first quarter of last year, an increase of $4.8 million or 24%.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at March 31, 1999 and 1998, and December 31, 1998:


                                              At            At             At
                                           March 31,   December 31,     March 31,
(In thousands)                               1999          1998           1998
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   732        $ 1,004       $ 1,561
Real estate acquired through foreclosure       --             86            --
____________________________________________________________________________________
Total non-performing assets               $   732        $ 1,090       $ 1,561
____________________________________________________________________________________
Allowance for possible loan losses        $ 2,500        $ 2,450       $ 2,377
Allowance as percent of
  non-performing assets                     341.5 %        224.8 %       152.3 %
Non-accrual loans as percent
  of total loans                              0.23%          0.33%         0.56%
Non-performing assets as percent
  of total assets                             0.08%          0.12%         0.17%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1998 to March 31, 1999 as noted in the table above. The principal balance of non-accrual loans was down to $732,000, or approximately one-quarter of 1% of total loans at March 31, 1999.

     The Bank did not have any real estate acquired through foreclosure or impaired loans as of March 31, 1999.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            1999          1998
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,450        $ 2,334
Provision for loan losses                                     50             45
Recoveries of loans previously charged-off                     1              6
Less:  Charge-offs                                            (1)            (8)
_________________________________________________________________________________

Balance at end of period                                 $ 2,500        $ 2,377
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

     At March 31, 1999 the balance of the allowance for loan losses was $2,500,000 representing 341.5% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits decreased by $2.0 million to $822.0 million at March 31, 1999 from $824.0 million at December 31, 1998.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                March 31,        December 31,
                                                  1999               1998
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 71,244            $ 76,173
Savings and money market accounts               351,096             348,049
Time certificates of deposit                    400,321             400,524
Deposit acquisition premium,
  net of amortization                              (660)               (715)
________________________________________________________________________________

    Total deposits                             $822,001            $824,031
________________________________________________________________________________

Recent Accounting Developments

     "Accounting for Derivative Instruments and Hedging Activities"
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This Statement is not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 1999 the Bank had $144.2 million or 15.3% of total assets and $156.1 million or 16.6% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

     The Bank is a Federal Deposit Insurance Corporation ("FDIC") insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMELS rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the new risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The new risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital ratios. Tier II components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I plus the Tier II capital components is referred to as total qualifying capital.

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 1999, the Bank had a leverage Tier I capital to total assets ratio of 10.33%, a Tier I capital to risk-weighted assets ratio of 31.28% and a total capital to risk-weighted assets ratio of 33.35%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.46%, Tier I capital to risk-weighted assets of 31.68% and total capital to risk-weighted assets of 33.75% at March 31, 1999.

Year 2000 Issue
     As we near the 21st century, MASSBANK is taking important steps to tackle the computer glitch dubbed the Year 2000 Problem, Y2K, or Millennium Bug. The problem originated from software designers' attempt to save memory by recording years in a two-digit format - "98" instead of "1998" for example - but didn't take into account that the year 2000, or "00" could also be interpreted, by any system that has time sensitive software, as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations.

     In May 1997, the Company organized a Year 2000 project team to address the Y2K critical issues in order to resolve its Year 2000 computer problems. The project team provides direct oversight of the Year 2000 initiative. The Company's Board of Directors receives project updates on a quarterly basis and the Bank's Board of Directors receives a monthly project update.

     The project team has completed its assessment of the Company's technology and non-information technology systems, such as vault doors, elevators, and security systems, to identify the systems that could be affected by the Year 2000 issue and has developed a plan to address this issue. The project plan, which incorporates the Federal Financial Institutions Examination Council ("FFIEC") recommended guidelines, encompasses a service bureau for systems that are outsourced, in-house systems, vendors, customers and suppliers (including correspondent banks). In addition to addressing the Company's technology issues, the project plan includes a customer awareness program designed to keep the Bank's customers informed about the Year 2000 issue and the Company's state of readiness.

     The Company has incurred and will continue to incur expenses in connection with the testing and upgrading of its computer systems to prepare for the Year 2000. Year 2000 project expenditures to-date approximate $126 thousand. First quarter 1999 expenditures totalled $73,000. Approximately $21 thousand of the first quarter 1999 expenditures were expensed as incurred, while the cost of new hardware and software of approximately $52 thousand was capitalized and will be amortized over the software and hardware's useful life. The capitalized expenditures represent the partial payment on new check processing equipment and the replacement of some personal computers and VCRs that were not Year 2000 ready. Expenses for the remainder of the Year 2000 project are not expected to exceed $200 thousand. This includes the remaining cost of approximately $110 thousand to upgrade the Bank's check processing equipment. Since the majority of these expenditures will be to replace or upgrade existing hardware and software, the majority of these expenditures will be capitalized and amortized in accordance with the Company's standard accounting practices.

     The Company relies on a third party service bureau for its primary business processes (e.g., loans and deposits applications). It continues to work closely with the service bureau to monitor the progress of their Year 2000 efforts.
The service bureau's Y2K remediation efforts are also being monitored by the federal banking regulators. The service bureau has substantially completed the remediation and testing of all its applications. The Company's testing with the service bureau that began April 1998 is expected to be substantially completed by the end of the second quarter of 1999. However, the Company may continue testing into the third quarter of 1999.

     The Company has made significant progress in testing, upgrading, and/or replacing its information systems to assure Y2K compliance. The testing of all of the Company's computer hardware and mission critical internal information systems has been substantially completed, with the exception of its trust and items processing department systems. These systems are being replaced with hardware and software that is Year 2000 ready. The systems were delivered in March 1999 and will be installed and operational in the second quarter of 1999. The Company expects testing of these systems to be substantially completed by the end of the second quarter of 1999.

     Most of the Company's other date sensitive systems operate on software supported by outside vendors. The Company continues to monitor the progress of their Year 2000 efforts and is seeking to receive written verification from these vendors as to their Year 2000 readiness.

     Testing of the Company's non-mission critical internal information systems and interfaces is expected to be substantially completed by June 30, 1999. Examination of the Company's non-information technology systems indicated that no significant replacements are required for Year 2000 readiness.

     While the Company continues to receive written verification from its service bureau and vendors as to their Year 2000 compliance, and continues to test their systems, there is no guarantee that these systems will not fail in the Year 2000. Also, there can be no assurance that the systems of other companies, banks, government agencies, etc. that interface with the Company will be timely remediated. If they are not successful, the Year 2000 problem could have a material effect on the Company's operations. The Company, therefore, has drafted contingency and business resumption plans for its primary lines of business. These plans are being enhanced to address potential Year 2000 scenarios. This process will be completed by the end of the second quarter of 1999.

     The expenditures of the project and the dates on which the Bank plans to complete Year 2000 testing and contingency and business resumption plans, are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     Management presently does not believe that the Year 2000 issue will result in significant operational problems for the Company. In addition, the Company's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject the Company to formal supervisory or enforcement actions.

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



             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Liquidity
     See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 1998 Annual Report on Form 10-K.

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 1999, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   May 11, 1999                                /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   May 11, 1999                                /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO