Form 10-Q
period 1999-06-30
MASSBANK CORP
filed 1999-08-13
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549

                          FORM 10-Q

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999
                             OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
               Outstanding at July 31, 1999: 3,397,875 shares.

                         MASSBANK CORP. AND SUBSIDIARIES
                                      INDEX


                         PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             June 30, 1999 (unaudited) and December 31, 1998                 3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 1999 and 1998               4
             and for the six months ended June 30, 1999 and 1998             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1999 (unaudited)
             and the year ended December 31, 1998                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 1999 and 1998            8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 34

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         34



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  35

ITEM 2.  Changes in Securities                                              35

ITEM 3.  Defaults Upon Senior Securities                                    35

ITEM 4.  Submission of Matters to a Vote of Security Holders                35

ITEM 5.  Other Information                                                  35

ITEM 6.  Exhibits and Reports on Form 8-K                                   35


Signature Page                                                              36

                          MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                         June  30,    December 31,
	                                                           1999           1998
                                                        (unaudited)
Assets:
Cash and due from banks                                  $  6,992      $  7,038
Short-term investments (Note 3)                           140,878       147,776
________________________________________________________________________________
    Total cash and cash equivalents                       147,870       154,814
Term federal funds sold                                        --        25,000
Interest-bearing deposits in banks                          3,549         2,033
Securities held to maturity, at amortized cost
  (market value of $230 in 1999 and $354 in 1998)             230           354
Securities available for sale, at market value (amortized
  cost of $437,325 in 1999 and $398,343 in 1998)          446,372       418,126
Trading securities, at market value                         5,980        30,793
Loans: (Note 4)
  Mortgage loans                                          295,540       283,654
  Other loans                                              36,256        21,335
  Less: allowance for loan losses                          (2,558)       (2,450)
________________________________________________________________________________
    Net loans                                             329,238       302,539
Premises and equipment                                      4,309         4,320
Real estate acquired through foreclosure                       --            86
Accrued interest receivable                                 5,031         5,058
Goodwill                                                    1,338         1,387
Accrued income tax asset, net                                 221            --
Other assets                                                1,878         2,115
________________________________________________________________________________
    Total assets                                         $946,016      $946,625
Liabilities and Stockholders' Equity:
Deposits                                                 $829,290      $824,031
Escrow deposits of borrowers                                1,350         1,438
Employee stock ownership plan liability                       625           625
Accrued income taxes payable                                   --           723
Deferred income taxes payable                               2,341         6,761
Other liabilities                                           8,058         2,558
________________________________________________________________________________
    Total liabilities                                     841,664       836,136
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,391,082 and
     7,384,332 shares issued, respectively                  7,391         7,384
  Additional paid-in capital                               60,240        60,003
  Retained earnings                                        82,243        78,308
________________________________________________________________________________
                                                          149,874       145,695
  Accumulated other comprehensive income: (Note 5)
    Net unrealized gains on securities
      available for sale, net of tax effect                 5,280        11,691
  Treasury stock at cost, 3,988,707 and
      3,885,222 shares, respectively                      (50,177)      (46,272)
  Common stock acquired by ESOP                            (  625)       (  625)
________________________________________________________________________________
    Total stockholders' equity                            104,352       110,489
________________________________________________________________________________
    Total liabilities and stockholders' equity           $946,016      $946,625

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                                  June 30,
(In thousands except share data)                             1999         1998
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 5,138      $ 4,774
  Other loans                                                 486          511
  Securities available for sale:
    Mortgage-backed securities                              4,360        5,293
    Other securities                                        2,258        2,167
  Trading securities                                           75          157
  Federal funds sold                                        1,704        1,749
  Other investments                                           324          374
______________________________________________________________________________
    Total interest and dividend income                     14,345       15,025
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,215        8,562
______________________________________________________________________________
    Total interest expense                                  8,215        8,562
______________________________________________________________________________
    Net interest income                                     6,130        6,463
Provision for loan losses                                      60           45
______________________________________________________________________________
    Net interest income after provision for loan losses     6,070        6,418
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                178          210
  Gains on securities, net                                  1,131          616
  Other                                                       269          275
______________________________________________________________________________
    Total non-interest income                               1,578        1,101
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,893        1,874
  Occupancy and equipment                                     512          472
  Data processing                                             116          123
  Professional services                                       106          119
  Advertising and marketing                                    47           54
  Amortization of intangibles                                  83           68
  Other                                                       365          409
______________________________________________________________________________
    Total non-interest expense                              3,122        3,119
______________________________________________________________________________
    Income before income taxes                              4,526        4,400
Income tax expense                                          1,660        1,694
______________________________________________________________________________
    Net income                                            $ 2,866      $ 2,706
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,379,796    3,546,194
  Diluted                                               3,495,618    3,708,701
Earnings per share (in dollars):
  Basic                                                   $  0.85      $  0.76
  Diluted                                                    0.82         0.73

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                              Six months ended
                                                                  June 30,
(In thousands except share data)                             1999         1998
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $10,263      $ 9,424
  Other loans                                                 921        1,036
  Securities available for sale:
    Mortgage-backed securities                              8,815       10,854
    Other securities                                        4,365        4,355
  Trading securities                                          345          453
  Federal funds sold                                        3,367        3,252
  Other investments                                           642          744
______________________________________________________________________________
    Total interest and dividend income                     28,718       30,118
______________________________________________________________________________
Interest expense:
  Deposits                                                 16,448       17,083
______________________________________________________________________________
    Total interest expense                                 16,448       17,083
______________________________________________________________________________
    Net interest income                                    12,270       13,035
Provision for loan losses                                     110           90
______________________________________________________________________________
    Net interest income after provision for loan losses    12,160       12,945
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                356          421
  Gains on securities, net                                  2,509        1,428
  Other                                                       454          498
______________________________________________________________________________
    Total non-interest income                               3,319        2,347
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            3,762        3,847
  Occupancy and equipment                                   1,059        1,027
  Data processing                                             241          253
  Professional services                                       220          240
  Advertising and marketing                                    95           97
  Amortization of intangibles                                 163          137
  Other                                                       750          774
______________________________________________________________________________
    Total non-interest expense                              6,290        6,375
______________________________________________________________________________
    Income before income taxes                              9,189        8,917
Income tax expense                                          3,410        3,377
______________________________________________________________________________
    Net income                                            $ 5,779      $ 5,540
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,415,146    3,540,456
  Diluted                                               3,531,267    3,702,676
Earnings per share (in dollars):
  Basic                                                   $  1.69      $  1.56
  Diluted                                                    1.64         1.50

See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  For The Six Months Ended June 30, 1999 (unaudited)
                                           (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1998                  $7,384    $60,003    $78,308    $(46,272)    $11,691        $(625)  $110,489
  Net Income                                      --         --      5	,779          --          --           --      5,779
  Other comprehensive income or (loss),
  net of tax:
    Unrealized losses on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (6,411)          --     (6,411)
                                                                                                                     _____
  Comprehensive (loss)                                                                                                (632)
  Cash dividends declared and paid
  ($0.54 per share)                               --         --     (1,850)         --          --           --     (1,850)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          6          --          --           --          6
  Amortization of ESOP shares
    committed to be released                      --         88         --          --          --           --         88
  Purchase of treasury stock                      --         --         --      (3,905)         --           --     (3,905)
  Exercise of stock options
    and related tax benefits                       7        149         --          --          --           --        156
___________________________________________________________________________________________________________________________

Balance at June 30, 1999                      $7,391    $60,240    $82,243    $(50,177)    $ 5,280        $(625)  $104,352


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

                              MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                          1999       1998
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 5,779    $ 5,540
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          469        453
    Loan interest capitalized                                              (21)       (40)
    Amortization of ESOP shares committed to be released                    88        139
    Decrease in accrued interest receivable                                 27         44
    Increase in other liabilities                                          217        562
    Increase (decrease) in current income taxes payable                   (944)    (1,809)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (547)      (596)
    Net trading securities activity                                     25,180     17,424
    Gains on securities available for sale                              (2,486)    (1,389)
    Gains on trading securities                                            (23)       (38)
    Increase in deferred mortgage loan
      origination fees, net of amortization                                 53        130
    Deferred income tax (benefit) expense                                  (94)        49
    Increase in other assets                                              (217)       (11)
    Loans originated for sale                                               --       (129)
    Loans sold                                                              --        129
    Provision for loan losses                                              110         90
    Gains on sales of real estate acquired through foreclosure              --         (3)
    Decrease in escrow deposits of borrowers                               (88)      (168)
    Gains on sales of premises and equipment                                (2)        --
__________________________________________________________________________________________
        Net cash provided by operating activities                       27,501     20,377
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                         --    (10,000)
    Proceeds from maturities of term federal funds                      25,000     20,000
    Increase in interest bearing bank deposits                          (2,825)      (513)
    Proceeds from maturities of interest bearing bank deposits           1,309         --
    Proceeds from sales of investment securities available for sale     41,968     10,847
    Proceeds from maturities of investment securities
      available for sale                                                42,800     25,750
    Purchases of investment securities
      available for sale                                              (109,866)   (29,957)
    Purchases of mortgage-backed securities                            (46,659)        --
    Principal repayments of mortgage-backed securities                  41,159     32,963
    Principal repayments of securities held to maturity                    124          9
    Principal repayments of securities available for sale                   41          1
    Loans originated                                                   (61,042)   (49,545)
    Loan principal payments received                                    34,514     33,514
    Loans purchased                                                       (345)        --
    Purchases of premises & equipment                                     (264)      (154)
    Proceeds from sales of real estate acquired through foreclosure         86        191
    Proceeds from sales of premises and equipment                            2         --
    Net advances on real estate acquired through foreclosure                --         (9)
__________________________________________________________________________________________
        Net cash (used in) provided by investing activities            (33,998)    33,097
__________________________________________________________________________________________

                             MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                        1999         1998
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  5,146     (1,231)
    Payments to acquire treasury stock                                  (3,905)        --
    Issuance of common stock under stock option plan                       112        373
    Tax benefit resulting from stock options exercised                      44        136
    Dividends paid on common stock                                      (1,850)    (1,771)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    6          7
__________________________________________________________________________________________
      Net cash used in financing activities                               (447)    (2,486)
__________________________________________________________________________________________
      Net (decrease) increase in cash and cash equivalents              (6,944)    50,988
    Cash and cash equivalents at beginning of period                   154,814    116,563
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $147,870   $167,551
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $16,454    $17,091
    Cash paid during the period for taxes, net of refunds                4,402      4,669
    Purchases of securities incomplete (not settled) at
      beginning of period which settled during the period                  129         32
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                  583         --
Non-cash transactions:
    SFAS 115:
      (Decrease) increase in accumulated other comprehensive income     (6,411)     1,165
      (Decrease) increase in deferred tax liabilities                   (4,326)       653
      Securities reclassified from available for sale to
        trading securities                                                  --      1,111
    Transfers from loans to real estate acquired through foreclosure        --        250
    Transfers from premises and equipment to other assets                   --          9
    Purchases of securities incomplete (not settled) at end of period    6,038         --
    Sales of securities incomplete (not settled) at end of period          755         --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 1999 and December 31, 1998, and its operating results for the three and six months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                  At                  At
(In thousands)                              June 30, 1999     December 31, 1998
________________________________________________________________________________
  Federal funds sold (overnight)               $116,235             $123,207
  Money market funds                             24,643               24,569
________________________________________________________________________________
    Total short-term investments               $140,878             $147,776
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At June 30, 1999, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $4,618,000 and commitments under existing home equity lines of credit and other loans of approximately $31,730,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 1999, the Company had a performance standby letter of credit conveyed to others in the amount of $625,000 which is also not reflected on the consolidated balance sheet.

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

     The Company's other comprehensive income and related tax effect for the six months ended June 30, 1999 and the year ended December 31, 1998 is as follows:

                                                        For the Six Months Ended
                                                             June 30, 1999
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $ (8,251)      $3,270    $(4,981)
  Less: reclassification adjustment for
    gains realized in net income                     (2,486)       1,056     (1,430)
                                                     ______      ________     ______
  Net unrealized losses                             (10,737)       4,326     (6,411)
                                                     ______      ________     ______
  Other comprehensive loss                         $(10,737)      $4,326    $(6,411)
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
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period    $ 7,106      $(2,864)     $4,242
  Less: reclassification adjustment for
    gains realized in net income                     (2,798)       1,176      (1,622)
                                                     ______      ________     ______
  Net unrealized gains                                4,308       (1,688)      2,620
                                                     ______      ________     ______
  Other comprehensive income                        $ 4,308      $(1,688)     $2,620
                                                     ______      ________     ______

                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      June 30, 1999


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


Results of Operations for the three months ended June 30, 1999

GENERAL
    For the quarter ended June 30, 1999, MASSBANK Corp. reported consolidated net income of $2,866,000 or $0.85 in basic earnings per share compared to net income of $2,706,000, or $0.76 in basic earnings per share in the second quarter of 1998. Diluted earnings per share increased to $0.82 per share from $0.73 per share in the second quarter of last year, representing an increase of 12.3%.

    The Company's favorable earnings results for the recent quarter can be attributed primarily to an increase of $515,000 in securities gains, reflecting the favorable performance of the Bank's equity securities portfolio, and a decrease in income tax expense due to a lower effective income tax rate. These improvements were partially offset by a decrease in net interest income resulting from a decline in net interest margin, partially offset by an increase in average earning assets. The second quarter earnings results also reflect modest reductions in deposit account service fees and other non-interest income, and a modest increase in the Bank's provision for loan losses.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                            June 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $146,374  $ 1,704   4.67%   $128,599  $ 1,749   5.46%
  Short-term investments (2)       27,183      318   4.70      27,177      369   5.44
  Investment securities           170,281    2,291   5.38     150,873    2,203   5.84
  Mortgage-backed securities      258,589    4,360   6.74     307,654    5,293   6.88
  Trading securities                5,967       75   5.05      11,472      157   5.48
  Mortgage loans (1)              294,180    5,138   6.99     260,478    4,774   7.33
  Other loans (1)                  23,984      486   8.12      22,303      511   9.19
__________________________________________________            ________________
    Total earning assets          926,558  $14,372   6.20%    908,556  $15,056   6.62%

Allowance for loan losses          (2,502)                     (2,367)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 924,056                     906,189

Other assets                       19,963                      19,951
__________________________________________________________________________________________
    Total assets                 $944,019                    $926,140
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                            June 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 76,086  $   123   0.65%   $ 69,516  $   140   0.81%
  Savings                         352,506    2,991   3.40     351,040    3,000   3.43
  Time certificates of deposit    400,042    5,101   5.11     387,536    5,422   5.61
__________________________________________________            ________________
    Total deposits                828,634    8,215   3.98     808,092    8,562   4.25

Other liabilities                   8,117                       9,790
__________________________________________________________________________________________
    Total liabilities             836,751                     817,882
Stockholders' equity              107,268                     108,258
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $944,019                    $926,140
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,157                       6,494
Less adjustment of tax-exempt
  interest income                               27                          31
__________________________________________________________________________________________
Net interest income                        $ 6,130                     $ 6,463
__________________________________________________________________________________________
Interest rate spread                                 2.22%                       2.37%
__________________________________________________________________________________________
Net interest margin (3)                              2.66%                       2.86%
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

Net Interest Income
     The Company's net interest income was $6,130,000 for the second quarter of 1999, a decrease of $333,000 from the same quarter a year ago. This decrease is the result of a lower net interest margin, partially offset by the positive effect of growth in the Company's average earning assets. The Company's net interest margin for the second quarter of 1999 was 2.66% down from 2.86% for the same quarter of the prior year. Average earning assets for the second quarter of 1999 increased to $926.6 million, up $18.0 million from the corresponding quarter in 1998. MASSBANK's net interest margin over the last twelve months has been negatively impacted by reductions in the Federal Funds rate, an overall decline in market interest rates, and the slope of the yield curve. As market interest rates declined and as the yield curve flattened in 1998, MASSBANK's interest-earning asset yields decreased faster than did its interest-bearing liability rates. The interest rate spread contracted because interest-earning asset yields decreased 15 basis points more than did interest-bearing liability rates, as shown on pages 13 and 14 of this Form 10-Q.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 1999, decreased to $14,372,000 from $15,056,000 for the three months ended June 30, 1998. The average total earning assets of the Company increased by $18.0 million, as noted above. The increase in interest income resulting from the growth in earning assets in the recent quarter, however, was more than offset by a decline in yield on earning assets. As reflected in the table on page 13, yield declines in each of the Bank's categories of earning assets resulted in an overall decline in yield on the Company's total average earning assets of 42 basis points. The weighted average yield on earning assets for the second quarter of 1999 was 6.20% compared to 6.62% in the same quarter of the prior year.

Interest Expense
     Total interest expense for the three months ended June 30, 1999 was $8,215,000, down from $8,562,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 14, increased $20.5 million or 2.5% to $828.6 million in the second quarter of 1999, from $808.1 million in the second quarter of 1998. The decrease in interest expense resulted from a decrease in average cost of funds partially offset by the additional interest expense resulting from the higher deposit volume. The Company's average cost of funds for the three months ended June 30, 1999 was 3.98%, down from 4.25% for the comparable period in 1998.

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

    The provision for loan losses for the second quarter of 1999 was $60,000 versus $45,000 for the comparable period in 1998. This increase is essentially due to the growth in the Bank's loan portfolio. In the recent quarter, the Bank's loan charge-offs net of recoveries were $2,000, down from $17,000 for same quarter last year.

     The reserve coverage as a percentage of the Bank's non-performing assets increased in the recent quarter. At June 30, 1999, MASSBANK's allowance for loan losses totaled $2,558,000 representing 267% of non-accrual loans compared to $2,405,000 representing 137% of non-accrual loans at the end of the second quarter 1998.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income increased to $1,578,000 for the quarter ended June 30, 1999, from $1,101,000 for the comparable quarter of the prior year. This improvement is due to an increase in securities gains in 1999.

     Net gains on securities totaled $1,131,000 in the second quarter of this year compared to $616,000 in the second quarter of the prior year. The Bank's equity securities portfolio continues to provide the Bank with favorable returns. Realized gains on the sale of equity securities totaled $1,343,000 for the three months ended June 30, 1999. These gains, however, were partially offset by net losses realized on the sale of debt securities of $189,000. The Bank also recorded a mark-to-market loss of $23,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $178,000 and $269,000, respectively, in the second quarter of 1999 compared to $210,000 and $275,000, respectively, in the second quarter of 1998.

Non-Interest Expense
     Non-interest expense was $3,122,000 for the second quarter 1999, essentially unchanged from the second quarter 1998 total of $3,119,000.

     Salaries and employee benefits, the largest component of non-interest expense, increased by a modest $19,000 or 1.0% in the second quarter of 1999 to $1,893,000. The increase is due essentially to an increase in employee benefits expenses (higher profit sharing and incentive compensation bonus plan and executive supplemental retirement plan expenses, partially offset by a decrease in the Bank's employee stock ownership Plan expense).

     Occupancy and equipment expense increased by $40,000 to $512,000 in the recent quarter from $472,000 in the second quarter of 1998. This increase is due primarily to real estate tax abatements for 1998 and prior years that the Bank received in 1998.

     All other expenses combined, consisting of data processing, professional services, advertising and marketing, amortization of intangibles and other expenses, decreased by $56,000 from $773,000 for the three months ended
June 30, 1998 to $717,000 for the three months ended June 30, 1999. This was due partly to lower expenses on foreclosed real estate in 1999.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes decreased to $1,660,000 for the three months ended June 30, 1999 from $1,694,000 for the same period in 1998. This decrease is due to a reduction in the Company's effective income tax rate, partly offset by an increase in income taxes due to the higher income before income taxes in the recent quarter. The Company's combined effective income tax rate for the second quarter of 1999 is 36.7% compared to 38.5% for the same quarter a year ago.


Results of Operations for the six months ended June 30, 1999
     For the six months ended June 30, 1999, the Company reported consolidated net income of $5,779,000 or $1.69 in basic earnings per share ($1.64 per share on a diluted basis) compared to net income of $5,540,000 or $1.56 in basic earnings per share ($1.50 per share on a diluted basis) earned in the first half of 1998.

     The Company's positive financial performance in the first six months of 1999 reflects an increase in securities gains of $1,081,000 due to the favorable performance of the Bank's equity securities portfolio, partially offset by a decrease in net interest income of $765,000. The lower net interest income results from a decline in net interest margin, partially offset by modest growth in the Company's average earning assets. Average earning assets for the first half of 1999 increased to $925.9 million, up $18.1 million from the corresponding period in 1998.

     The Company's earnings results for the six months ended June 30, 1999 were also impacted by a modest increase in the provision for loan losses and income tax expense, and modest reductions in deposit account service fees, other non-interest income, and total non-interest expense.

                                                    AVERAGE BALANCE SHEETS
                                                        Six Months Ended
                                                            June 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $144,699  $ 3,367   4.69%   $119,575  $ 3,252   5.48%
  Short-term investments (2)       26,720      632   4.77      27,092      734   5.46
  Investment securities           164,552    4,436   5.39     150,390    4,427   5.88
  Mortgage-backed securities      260,488    8,815   6.77     316,130   10,854   6.87
  Trading securities               15,570      345   4.47      16,684      453   5.42
  Mortgage loans (1)              291,214   10,263   7.05     255,181    9,424   7.39
  Other loans (1)                  22,662      921   8.18      22,777    1,036   9.17
__________________________________________________            ________________
    Total earning assets          925,905  $28,779   6.22%    907,829  $30,180   6.65%

Allowance for loan losses          (2,479)                     (2,353)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 923,426                     905,476

Other assets                       19,827                      19,500
__________________________________________________________________________________________
    Total assets                 $943,253                    $924,976
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                        Six Months Ended
                                                            June 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 74,804  $   261   0.70%   $ 68,290  $   273   0.81%
  Savings                         350,098    5,905   3.40     352,271    5,982   3.42
  Time certificates of deposit    400,189   10,282   5.18     387,191   10,828   5.64
__________________________________________________            ________________
    Total deposits                825,091   16,448   4.02     807,752   17,083   4.26

Other liabilities                   9,251                      10,126
__________________________________________________________________________________________
    Total liabilities             834,342                     817,878
Stockholders' equity              108,911                     107,098
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $943,253                    $924,976
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    12,331                      13,097
Less adjustment of tax-exempt
  interest income                               61                          62
__________________________________________________________________________________________
Net interest income                        $12,270                     $13,035
__________________________________________________________________________________________
Interest rate spread                                 2.20%                       2.39%
__________________________________________________________________________________________
Net interest margin (3)                              2.66%                       2.89%
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

Net Interest Income
     Net interest income was $12,270,000 for the six months ended June 30, 1999, reflecting a decrease of $765,000 from the same period a year ago. This decrease is the result of a lower net interest margin, partially offset by modest growth in the Company's average earning assets. The Company's net interest margin for the first half of 1999 was 2.66%, down from 2.89% for the comparable period in 1998. Average earning assets for the six months ended June 30, 1999 increased $18.1 million or 2.0% to $925.9 million from $907.8 million for the corresponding period in 1998.

     The Company's interest rate spread decreased to 2.20% for the first six months of 1999, from 2.39% in the first six months of last year. The yield on the Company's average earning assets in the first half of 1999 decreased by 43 basis points to 6.22% from 6.65% in the corresponding period of 1998. This decrease was partially offset by a decrease of 24 basis points in the Company's average cost of funds, from 4.26% for the six months ended June 30, 1998 to 4.02% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first half of 1999 was $110,000 versus $90,000 for the comparable period in 1998. This increase is essentially due to the growth in the Bank's loan portfolio during the last twelve months. Loan charge-offs net of recoveries for the six months ended June 30, 1999 declined to $2,000 from $19,000 for the same period last year.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first six months of 1999 totaled $3,319,000, up $972,000 or approximately 41% from $2,347,000 reported in the corresponding period last year. This increase is due to net gains on securities of $2,509,000 reported for the six months ended June 30, 1999 versus $1,428,000 reported for the same period last year. The Company continues to benefit from the strong performance of its stock portfolio. Deposit account service fees and other non-interest income combined decreased $109,000 to $810,000 in the first half of 1999 from $919,000 in the first half of 1998.

Non-Interest Expense
     Non-interest expense decreased by $85,000, or 1.3% to $6,290,000 in the first six months of 1999 from $6,375,000 in the first six months of 1998. This was due primarily to a decrease in salaries and employee benefits expenses.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $85,000 or just over 2% from $3,847,000 in the first half of 1998 to $3,762,000 in the first half of this year. This reduction is due primarily to a decrease of $90,000 in compensation and benefits expenses which are tied to the Company's stock performance. Also contributing to the reduction in salaries and employee benefits expenses was an increase of $46,000 in loan origination related salary expenses (which are amortized over the life of the loan) being deferred. These reductions were partially offset by an increase of $50,000 in the Company's profit sharing and incentive compensation bonus plan expense for the first six months of 1999.

     All other expenses combined, consisting of occupancy and equipment, data processing, professional services, advertising and marketing, amortization of intangibles and other expenses totaled $2,528,000 for the first half of 1999, unchanged from the first half of 1998.

Income Tax Expense
     The provision for federal and state income taxes increased to $3,410,000 for the six months ended June 30, 1999 from $3,377,000 for the same period in 1998. This increase is due primarily to an increase in income before taxes in the first half of 1999, partly offset by a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first half of 1999 is 37.1% compared to 37.9% for the same period a year ago.

     The Company's income tax expense for the first six months of 1998 includes a state income tax refund, net of federal tax, of approximately $44,000 which the Company received in 1998, representing the financial settlement of a state income tax issue for prior years.

Financial Condition
     Total assets at June 30, 1999 were $946.0 million, a decrease of $0.6 million from $946.6 million at December 31, 1998.

     While total assets as of June 30, 1999 are essentially unchanged from year-end 1998 the Company's balance sheet does reflect some changes in asset mix. The Company's investment portfolio decreased by $27.1 million during the six months ended June 30, 1999. This decrease, however, is offset by an increase of $26.7 million in net loans. Other assets decreased by $0.2 million in the first half of 1999.

     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, decreased from $624.1 million at December 31, 1998 to $597.0 million at June 30, 1999. The decrease is mainly attributable to the Bank's trading securities portfolio, term federal funds sold and short-term investments which declined $24.8 million, $25.0 million and $6.9 million respectively, during the first half of 1999. These reductions were partially offset by an increase in the Bank's investment in debt and equity securities available for sale which grew by $28.2 million during this same period.

     MASSBANK's net loan portfolio increased to $329.2 million at June 30, 1999 reflecting a net increase in loans of $26.7 million in the first six months of 1999. This improvement results from an increase in loan originations. Loan originations totaled $61.0 million in the six months ended June 30, 1999, up approximately 23%, or $11.3 million from $49.7 million in the first six months of 1998.

     Total deposits were $829.3 million at June 30, 1999 reflecting an increase of $5.3 million from $824.0 million at year-end 1998.

     Total stockholders' equity declined to $104.4 million at June 30, 1999 from $110.5 million at December 31, 1998. The decrease results primarily from a reduction in net unrealized gains, net of tax effect, on the Company's available for sale securities in the amount of $6.4 million, and the cost of the 103,485 shares of (MASSBANK Corp.) treasury stock that the Company repurchased during the first half of 1999 for a total amount of $3.9 million. These decreases were partially offset by an increase of $3.9 million in the Company's retained earnings in the six months ended June 30, 1999. As a result, the Company's book value per share decreased to $30.67 per share, from $31.58 per share at year-end 1998.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $597.0 million at June 30, 1999, down $27.1 million from $624.1 million at year end 1998. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $21.7 million as of June 30, 1999, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $277.6 million at June 30, 1999 versus $272.6 million at year end 1998.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  June 30,         December 31,
(In thousands)                                      1999             1998
                                               _____________      ____________
U.S. Treasury bills                              $ 4,842            $29,707
Investment in mutual funds                         1,101              1,086
Equity securities                                     37                 --
                                                 _______            _______
    Total                                        $ 5,980            $30,793

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at June 30, 1999 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At June 30, 1999              Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $130,717    $    701     $   (399)   $131,019
    U.S. Government agency obligations        16,135           1         (106)     16,030
__________________________________________________________________________________________
      Total                                  146,852         702         (505)    147,049
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           42,491         656         (198)     42,949
      Federal Home Loan Mortgage
        Corporation                          224,670       1,356       (1,784)    224,242
      Federal National Mortgage
        Association                            4,905         129          (33)      5,001
      Collateralized mortgage
        obligations                            5,256          36          (4)       5,288
      Other                                      151           7           --         158
__________________________________________________________________________________________
      Total mortgage-backed securities       277,473       2,184       (2,019)    277,638
__________________________________________________________________________________________
      Total debt securities                  424,325       2,886       (2,524)    424,687
__________________________________________________________________________________________
  Equity securities                           13,000       8,870         (185)     21,685
__________________________________________________________________________________________
      Total securities available for sale    437,325    $ 11,756     $ (2,709)   $446,372
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         9,047
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $446,372
__________________________________________________________________________________________
      Total investment securities, net      $446,602
__________________________________________________________________________________________
Trading securities                          $  5,992                             $  5,980
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at June 30, 1999 and December 31, 1998 are as follows:


                                                              June 30, 1999
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 47,929   $ 48,135      $    --     $    --
After 1 year but within 5 years                 95,806     95,812          230         230
After 5 years but within 10 years                2,963      2,954           --          --
After 15 years                                     154        148           --          --
                                              ________    _______       ______      ______
                                               146,852    147,049          230         230
Mortgage-backed securities                     277,473    277,638           --          --
                                              ________    _______       ______      ______
                                              $424,325   $424,687      $   230     $   230



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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                        At                    At
(In thousands)                                     June 30, 1999       December 31, 1998
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $294,046               $281,862
  Commercial                                         2,600                  2,257
  Construction                                         175                    730
_______________________________________________________________________________________
                                                   296,821                284,849
Add:  Premium on loans                                 225                    259
Less: deferred mortgage loan origination fees       (1,506)                (1,454)
_______________________________________________________________________________________
      Total mortgage loans                         295,540                283,654

Other loans:
  Consumer:
    Installment                                      1,293                  1,547
    Guaranteed education                             7,381                  7,967
    Other secured                                    1,305                  1,366
    Home equity lines of credit                     11,038                 10,159
    Unsecured                                          220                    235
_______________________________________________________________________________________
      Total consumer loans                          21,237                 21,274
  Commercial                                        15,019                     61
_______________________________________________________________________________________
      Total other loans                             36,256                 21,335
_______________________________________________________________________________________
      Total loans                                 $331,796               $304,989
_______________________________________________________________________________________

     The Bank's loan portfolio increased $26.8 million during the first six months of 1999, from $305.0 million at December 31, 1998 to $331.8 million at June 30, 1999. The increase was primarily in the commercial loan and residential
1-4 family mortgage loan categories.

     Loan originations increased to $61.0 million in the first six months of 1999 compared to $49.7 million in the first six months of last year, an increase of $11.3 million or 23%.


NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at June 30, 1999 and 1998, and December 31, 1998:


                                              At            At             At
                                           June 30,    December 31,     June 30,
(In thousands)                               1999          1998           1998
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   959        $ 1,004       $ 1,752
Real estate acquired through foreclosure       --             86            71
____________________________________________________________________________________
Total non-performing assets               $   959        $ 1,090       $ 1,823
____________________________________________________________________________________
Allowance for loan losses                 $ 2,558        $ 2,450       $ 2,405
Allowance as percent of
  non-performing assets                     266.7 %        224.8 %       131.9 %
Non-accrual loans as percent
  of total loans                              0.29%          0.33%         0.61%
Non-performing assets as percent
  of total assets                             0.10%          0.12%         0.20%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1998 to June 30, 1999 as noted in the table above. The principal balance of non-accrual loans was down to $959,000, or approximately one-quarter of 1% of total loans at June 30, 1999.

     The Bank did not have any real estate acquired through foreclosure or impaired loans as of June 30, 1999.


ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Six Months Ended
                                                                 June 30,
                                                            1999          1998
_______________________________________________________________________________
                                                               (In thousands)

Balance at beginning of period                           $ 2,450        $ 2,334
Provision for loan losses                                    110             90
Recoveries of loans previously charged-off                     3              7
Less:  Charge-offs                                            (5)           (26)
________________________________________________________________________________

Balance at end of period                                 $ 2,558        $ 2,405
________________________________________________________________________________


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

     At June 30, 1999 the balance of the allowance for loan losses was $2,558,000 representing 266.7% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $5.3 million to $829.3 million at June 30, 1999 from $824.0 million at December 31, 1998.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                June 30,        December 31,
                                                  1999               1998
______________________________________________________________________________
                                                       (In thousands)

Demand and NOW                                 $ 73,599            $ 76,173
Savings and money market accounts               353,918             348,049
Time certificates of deposit                    402,375             400,524
Deposit acquisition premium,
  net of amortization                              (602)               (715)
________________________________________________________________________________

    Total deposits                             $829,290            $824,031
________________________________________________________________________________


Recent Accounting Developments

     "Accounting for Derivative Instruments and Hedging Activities"
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" which defers the effective date of Statement No. 133. Statement No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This Statement is not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 1999 the Bank had $116.2 million or 12.3% of total assets and $151.9 million or 16.1% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 1999, the Bank had a leverage
Tier I capital to total assets ratio of 10.31%, a Tier I capital to risk-weighted assets ratio of 30.14% and a total capital to risk-weighted assets ratio of 32.15%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.37%, Tier I capital to risk-weighted assets of 30.30% and total capital to risk-weighted assets of 32.31% at June 30, 1999.

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

     The Company has incurred and will continue to incur expenses in connection with the testing and upgrading of its computer systems to prepare for the Year 2000. Year 2000 project expenditures to-date approximate $236,000.
Expenditures for the first half of 1999 totaled $182,000. Approximately $27,000 of the current year's expenditures were expensed as incurred, while the cost of new hardware and software of approximately $155,000 was capitalized and will be amortized over the software and hardware's useful life in accordance with the Company's standard accounting practices. The capitalized expenditures represent the payment on new check processing equipment and the replacement of some personal computers and VCRs that were not Year 2000 ready. Expenses for the remainder of the Year 2000 project are not expected to exceed $100,000.

     The Company relies on a third party service bureau for its primary business processes (e.g., loans and deposits applications). It has worked closely with the service bureau to monitor the progress of their Year 2000 efforts. The service bureau's Y2K remediation efforts are also being monitored by the federal banking regulators. The service bureau has substantially completed the remediation and testing of all its applications and the Company has successfully completed testing with the service bureau.

     The Company has made significant progress in testing, upgrading, and/or replacing its information systems to assure Y2K compliance. The testing of all of the Company's computer hardware and mission critical internal information systems has been substantially completed.

     Most of the Company's other date sensitive systems operate on software supported by outside vendors. The Company continues to monitor the progress of their Year 2000 efforts and is seeking to receive written verification from these vendors as to their Year 2000 readiness.

     Testing of the Company's non-mission critical internal information systems and interfaces has also been substantially completed. Examination of the Company's non-information technology systems indicated that no significant replacements are required for Year 2000 readiness.

     While the Company continues to receive written verification from its service bureau and vendors as to their Year 2000 compliance, and has tested some of their systems, there is no guarantee that these systems will not fail in the Year 2000. Also, there can be no assurance that the systems of other companies, banks, government agencies, etc. that interface with the Company will be timely remediated. If they are not successful, the Year 2000 problem could have a material effect on the Company's operations. The Company, therefore, has developed a business resumption contingency plan for its primary lines of business. The Plan, which addresses various potential Year 2000 scenarios, was completed in the second quarter 1999 and continues to be enhanced.

     The expenditures of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     Management presently does not believe that the Year 2000 issue will result in significant operational problems for the Company. Management believes that the Company is now ready for the year 2000.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 1999, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 20, 1999, stockholders voted affirmatively on the following proposal:

             1.) To elect four Directors to serve until the 2002 Annual Meeting of Stockholders.

             Elected At Meeting                  Term:
             Alexander S. Costello               3 Years
             Stephen E. Marshall                 3 Years
             Nancy L. Pettinelli                 3 Years
             Dr. Donald B. Stackhouse            3 Years

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   August 13, 1999                            /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   August 13, 1999                             /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO