Form 10-Q
period 1999-09-30
MASSBANK CORP
filed 1999-11-12
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

        /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
              Outstanding at October 31, 1999: 3,367,025 shares.

                       MASSBANK CORP. AND SUBSIDIARIES
                                    INDEX


                        PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             September 30, 1999 (unaudited) and December 31, 1998            3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 1999 and 1998          4
             and for the nine months ended September 30, 1999 and 1998       5

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1999 (unaudited)
             and the year ended December 31, 1998                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1999 and 1998      8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 34


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         34



                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  35

ITEM 2.  Changes in Securities                                              35

ITEM 3.  Defaults Upon Senior Securities                                    35

ITEM 4.  Submission of Matters to a Vote of Security Holders                35

ITEM 5.  Other Information                                                  35

ITEM 6.  Exhibits and Reports on Form 8-K                                   35


Signature Page                                                              36

                          MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                       September 30,  December 31,
                                                           1999           1998
                                                        (unaudited)
Assets:
Cash and due from banks                                  $  7,687      $  7,038
Short-term investments (Note 3)                           121,026       147,776
________________________________________________________________________________
    Total cash and cash equivalents                       128,713       154,814
Term federal funds sold                                        --        25,000
Interest-bearing deposits in banks                          3,790         2,033
Securities held to maturity, at amortized cost
  (market value of $230 in 1999 and $354 in 1998)             230           354
Securities available for sale, at market value (amortized
  cost of $449,818 in 1999 and $398,343 in 1998)          455,941       418,126
Trading securities, at market value                         6,033        30,793
Loans: (Note 4)
  Mortgage loans                                          293,744       283,654
  Other loans                                              36,278        21,335
  Less: allowance for loan losses                          (2,506)       (2,450)
________________________________________________________________________________
    Net loans                                             327,516       302,539
Premises and equipment                                      4,234         4,320
Real estate acquired through foreclosure                       58            86
Accrued interest receivable                                 4,957         5,058
Goodwill                                                    1,313         1,387
Accrued income tax asset, net                                 320            --
Other assets                                                1,981         2,115
________________________________________________________________________________
    Total assets                                         $935,086      $946,625
Liabilities and Stockholders' Equity:
Deposits                                                 $825,960      $824,031
Escrow deposits of borrowers                                1,517         1,438
Employee stock ownership plan liability                       625           625
Accrued income taxes payable                                   --           723
Deferred income taxes payable                               1,146         6,761
Other liabilities                                           2,970         2,558
________________________________________________________________________________
    Total liabilities                                     832,218       836,136
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,391,582 and
     7,384,332 shares issued, respectively                  7,392         7,384
  Additional paid-in capital                               60,289        60,003
  Retained earnings                                        84,072        78,308
________________________________________________________________________________
                                                          151,753       145,695
  Accumulated other comprehensive income: (Note 5)
    Net unrealized gains on securities
      available for sale, net of tax effect                 3,541        11,691
  Treasury stock at cost, 4,032,507 and
      3,885,222 shares, respectively                      (51,801)      (46,272)
  Common stock acquired by ESOP                            (  625)       (  625)
________________________________________________________________________________
    Total stockholders' equity                            102,868       110,489
________________________________________________________________________________
    Total liabilities and stockholders' equity           $935,086      $946,625

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                               September 30,
(In thousands except share data)                             1999        1998
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 5,158      $ 4,927
  Other loans                                                 652          493
  Securities available for sale:
    Mortgage-backed securities                              4,944        4,958
    Other securities                                        2,154        2,045
  Trading securities                                           75           54
  Federal funds sold                                        1,411        2,152
  Other investments                                           336          366
______________________________________________________________________________
    Total interest and dividend income                     14,730       14,995
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,391        8,703
______________________________________________________________________________
    Total interest expense                                  8,391        8,703
______________________________________________________________________________
    Net interest income                                     6,339        6,292
Provision for loan losses                                      15           15
______________________________________________________________________________
    Net interest income after provision for loan losses     6,324        6,277
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                187          194
  Gains on securities, net                                    752          430
  Other                                                       150          172
______________________________________________________________________________
    Total non-interest income                               1,089          796
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,823        1,598
  Occupancy and equipment                                     539          522
  Data processing                                             122          132
  Professional services                                        97          101
  Advertising and marketing                                    47           44
  Amortization of intangibles                                  82           82
  Other                                                       356          392
______________________________________________________________________________
    Total non-interest expense                              3,066        2,871
______________________________________________________________________________
    Income before income taxes                              4,347        4,202
Income tax expense                                          1,564        1,507
______________________________________________________________________________
    Net income                                            $ 2,783      $ 2,695
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,351,825    3,548,156
  Diluted                                               3,465,603    3,692,269
Earnings per share (in dollars):
  Basic                                                   $  0.83      $  0.76
  Diluted                                                    0.80         0.73

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Nine months ended
                                                               September 30,
(In thousands except share data)                             1999         1998
_______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                           $15,421      $14,351
  Other loans                                                1,573        1,529
  Securities available for sale:
    Mortgage-backed securities                              13,759       15,812
    Other securities                                         6,519        6,400
  Trading securities                                           420          507
  Federal funds sold                                         4,778        5,404
  Other investments                                            978        1,110
_______________________________________________________________________________
    Total interest and dividend income                      43,448       45,113
_______________________________________________________________________________
Interest expense:
  Deposits                                                  24,839       25,786
_______________________________________________________________________________
    Total interest expense                                  24,839       25,786
_______________________________________________________________________________
    Net interest income                                     18,609       19,327
Provision for loan losses                                      125          105
_______________________________________________________________________________
    Net interest income after provision for loan losses     18,484       19,222
_______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                 543          615
  Gains on securities, net                                   3,261        1,858
  Other                                                        604          670
_______________________________________________________________________________
    Total non-interest income                                4,408        3,143
_______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                             5,585        5,445
  Occupancy and equipment                                    1,598        1,549
  Data processing                                              363          385
  Professional services                                        317          341
  Advertising and marketing                                    142          141
  Amortization of intangibles                                  245          219
  Other                                                      1,106        1,166
_______________________________________________________________________________
    Total non-interest expense                               9,356        9,246
_______________________________________________________________________________
    Income before income taxes                              13,536       13,119
Income tax expense                                           4,974        4,884
_______________________________________________________________________________
    Net income                                             $ 8,562      $ 8,235
_______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                  3,393,807    3,543,051
  Diluted                                                3,509,139    3,699,169
Earnings per share (in dollars):
  Basic                                                    $  2.52      $  2.32
  Diluted                                                     2.44         2.23

See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Nine Months Ended September 30, 1999 (unaudited)
                                              (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1998                  $7,384    $60,003    $78,308    $(46,272)    $11,691        $(625)  $110,489
  Net Income                                      --         --      8	,562          --          --           --      8,562
  Other comprehensive income or (loss),
  net of tax:
    Unrealized losses on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (8,150)          --     (8,150)
                                                                                                                     _____
  Comprehensive income                                                                                                 412
  Cash dividends declared and paid
  ($0.825 per share)                              --         --     (2,808)         --          --           --     (2,808)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         10          --          --           --         10
  Amortization of ESOP shares
    committed to be released                      --        130         --          --          --           --        130
  Purchase of treasury stock                      --         --         --      (5,529)         --           --     (5,529)
  Exercise of stock options
    and related tax benefits                       8        156         --          --          --           --        164
___________________________________________________________________________________________________________________________

Balance at September 30, 1999                 $7,392    $60,289    $84,072    $(51,801)    $ 3,541        $(625)  $102,868


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

                              MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                          1999       1998
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 8,562    $ 8,235
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          711        687
    Loan interest capitalized                                              (42)       (65)
    Amortization of ESOP shares committed to be released                   130        199
    Decrease in accrued interest receivable                                101        607
    Increase in other liabilities                                          412        357
    Decrease in current income taxes payable                            (1,044)    (1,780)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (750)      (866)
    Net trading securities activity                                     25,132     21,296
    Gains on securities available for sale, net                         (3,233)    (1,804)
    Gains on trading securities, net                                       (28)       (54)
    Increase in deferred mortgage loan
      origination fees, net of amortization                                 27        187
    Deferred income tax (benefit) expense                                 (104)       349
    (Decrease) increase in other assets                                   (286)       120
    Loans originated for sale                                               --       (129)
    Loans sold                                                              --        129
    Provision for loan losses                                              125        105
    Gains on sales of real estate acquired through foreclosure              --         (4)
    Increase in escrow deposits of borrowers                                79         20
    Gains on sales of premises and equipment                                (2)        --
__________________________________________________________________________________________
        Net cash provided by operating activities                       29,790     27,589
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                         --    (30,000)
    Proceeds from maturities of term federal funds                      25,000     30,000
    Increase in interest bearing bank deposits                          (3,066)      (581)
    Proceeds from maturities of interest bearing bank deposits           1,309        816
    Proceeds from sales of investment securities available for sale     54,281     17,639
    Proceeds from maturities of investment securities
      available for sale                                                60,800     35,650
    Purchases of investment securities
      available for sale                                              (130,414)   (42,467)
    Purchases of mortgage-backed securities                            (88,397)        --
    Principal repayments of mortgage-backed securities                  56,271     49,664
    Principal repayments of securities held to maturity                    124         14
    Principal repayments of securities available for sale                   43          1
    Loans originated                                                   (74,648)   (75,281)
    Loan principal payments received                                    49,799     50,130
    Loans purchased                                                       (345)        --
    Purchases of premises & equipment                                     (334)      (297)
    Proceeds from sales of real estate acquired through foreclosure         86        262
    Proceeds from sales of premises and equipment                            2         --
    Net advances on real estate acquired through foreclosure                --        (12)
__________________________________________________________________________________________
        Net cash (used in) provided by investing activities            (49,489)    35,538
__________________________________________________________________________________________

                              MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1999         1998
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                             1,761      1,671
    Payments to acquire treasury stock                                  (5,529)    (2,096)
    Issuance of common stock under stock option plan                       120        558
    Tax benefit resulting from stock options exercised                      44        262
    Dividends paid on common stock                                      (2,808)    (2,660)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                   10         11
__________________________________________________________________________________________
      Net cash used in financing activities                             (6,402)    (2,254)
__________________________________________________________________________________________
      Net (decrease) increase in cash and cash equivalents             (26,101)    60,873
    Cash and cash equivalents at beginning of period                   154,814    116,563
_________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $128,713   $177,436
_________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $24,844    $25,791
    Cash paid during the period for taxes, net of refunds                6,071      5,717
    Purchases of securities incomplete (not settled) at
      beginning of period which settled during the period                  129         32
    Sales of securities incomplete (not settled) at
      beginning of period which settled during the period                  583         --
Non-cash transactions:
    SFAS 115:
      (Decrease) increase in accumulated other comprehensive income     (8,150)     2,080
      (Decrease) increase in deferred tax liabilities                   (5,510)     1,195
    Securities reclassified from available for sale to
      trading securities                                                    --      1,111
    Transfers from loans to real estate acquired through foreclosure        58        299
    Transfers from premises and equipment to other assets                   --          9
    Transfers from loans to other assets                                    --         19
    Purchases of securities incomplete (not settled) at end of period      236         --
    Sales of securities incomplete (not settled) at end of period          270         --
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 1999 and December 31, 1998, and its operating results for the three and nine months ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:

________________________________________________________________________________
                                                   At                  At
(In thousands)                            September 30, 1999   December 31, 1998
________________________________________________________________________________
  Federal funds sold (overnight)               $111,096             $123,207
  Money market funds                              9,930               24,569
________________________________________________________________________________
    Total short-term investments               $121,026             $147,776
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At September 30, 1999, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $2,131,000 and commitments under existing home equity lines of credit and other loans of approximately $31,822,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 1999, the Company had a performance standby letter of credit conveyed to others in the amount of $625,000 which is also not reflected on the consolidated balance sheet.

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

     The Company's other comprehensive income and related tax effect for the nine months ended September 30, 1999 and the year ended December 31, 1998 is as follows:

                                                        For the Nine Months Ended
                                                            September 30, 1999
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $(10,427)      $4,137    $(6,290)
  Less: reclassification adjustment for
    gains realized in net income                     (3,233)       1,373     (1,860)
                                                     ______      ________     ______
  Net unrealized losses                             (13,660)       5,510     (8,150)
                                                     ______      ________     ______
  Other comprehensive loss                         $(13,660)      $5,510    $(8,150)
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
                                                     ______      ________     ______


                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   September 30, 1999


Cautionary Statement.
    Certain statements contained in this report or incorporated herein by reference are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. In addition, information concerning the costs, timing and effectiveness of Year 2000 compliance, are forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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


Results of Operations for the three months ended September 30, 1999

GENERAL
    For the quarter ended September 30, 1999, MASSBANK Corp. reported consolidated net income of $2,783,000 or $0.83 in basic earnings per share compared to net income of $2,695,000, or $0.76 in basic earnings per share in the third quarter of 1998. Diluted earnings per share increased to $0.80 per share from $0.73 per share in the third quarter of last year, representing an increase of 9.6%.

    The Company's favorable earnings results for the recent quarter were attributed primarily to an increase in net securities gains of $322,000 and an increase of $47,000 in net interest income due to higher average earning assets. These improvements were partially offset by an increase of $195,000 in non-interest expense. The third quarter earnings results also reflect modest reductions in deposit account service fees and other non-interest income.

                                                     AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                         September 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $110,481  $ 1,411   5.07%   $156,588  $ 2,152   5.45%
  Short-term investments (2)       26,392      334   5.02      26,213      361   5.47
  Investment securities           161,175    2,192   5.44     144,386    2,094   5.80
  Mortgage-backed securities      289,508    4,944   6.83     290,679    4,958   6.82
  Trading securities                6,000       75   4.95       3,840       54   5.59
  Mortgage loans (1)              295,165    5,158   6.99     270,208    4,927   7.29
  Other loans (1)                  36,164      652   7.13      21,980      493   8.91
__________________________________________________            ________________
    Total earning assets          924,885  $14,766   6.37%    913,894  $15,039   6.56%

Allowance for loan losses          (2,521)                     (2,413)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 922,364                     911,481

Other assets                       20,213                      19,474
__________________________________________________________________________________________
    Total assets                 $942,577                    $930,955
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                         September 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 75,282  $   121   0.64%   $ 70,522  $   138   0.77%
  Savings                         358,576    3,083   3.41     348,558    3,016   3.43
  Time certificates of deposit    399,681    5,187   5.15     392,973    5,549   5.60
__________________________________________________            ________________
    Total deposits                833,539    8,391   3.99     812,053    8,703   4.25

Other liabilities                   5,851                       8,949
__________________________________________________________________________________________
    Total liabilities             839,390                     821,002
Stockholders' equity              103,187                     109,953
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $942,577                    $930,955
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,375                       6,336
Less adjustment of tax-exempt
  interest income                               36                          44
__________________________________________________________________________________________
Net interest income                        $ 6,339                     $ 6,292
__________________________________________________________________________________________
Interest rate spread                                 2.38%                       2.31%
__________________________________________________________________________________________
Net interest margin (3)                              2.76%                       2.77%
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

Net Interest Income
     The Company's net interest income was $6,339,000 for the third quarter of 1999, an increase of $47,000 over the same quarter a year ago. The recent quarter's improvement in net interest income reflects the positive effect of average earning asset growth exceeding the negative effect of a slightly lower net interest margin. Average earning assets for the third quarter of 1999 increased to $924.9 million, up $11.0 million from the corresponding quarter in 1998. The Company's net interest margin was 2.76% in the recent quarter, slightly below its third quarter 1998 net interest margin of 2.77%.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 1999, decreased to $14,766,000 from $15,039,000 for the three months ended September 30, 1998. The average total earning assets of the Company increased by $11.0 million, as noted above. The increase in interest income resulting from the growth in earning assets in the recent quarter, however, was more than offset by a decline in yield on earning assets. As reflected in the table on page 13, yield declines in each of the Bank's categories of earning assets, except mortgage-backed securities, resulted in an overall decline in yield on the Company's total average earning assets of 19 basis points. The weighted average yield on earning assets for the third quarter of 1999 was 6.37% compared to 6.56% in the same quarter of the prior year.

Interest Expense
     Total interest expense for the three months ended September 30, 1999 was $8,391,000, down from $8,703,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 14, increased $21.5 million or 2.6% to $833.5 million in the third quarter of 1999, from $812.0 million in the third quarter of 1998. The decrease in interest expense resulted from a decrease in average cost of funds partially offset by the additional interest expense resulting from the higher deposit volume. The Company's average cost of funds for the three months ended September 30, 1999 was 3.99%, down from 4.25% for the comparable period in 1998.

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

     The provision for loan losses for the third quarter of 1999 was $15,000, unchanged from the comparable quarter in 1998. Loan charge-offs net of recoveries in the recent quarter were $67,000, compared to net recoveries on loans of $5,000 in the same quarter last year.

     The reserve coverage as a percentage of the Bank's non-accrual loans increased in the recent quarter. At September 30, 1999, MASSBANK's allowance for loan losses totaled $2,506,000 representing 317% of non-accrual loans compared to $2,425,000 representing 172% of non-accrual loans at the end of the third quarter 1998.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income increased to $1,089,000 for the quarter ended September 30, 1999, from $796,000 for the comparable quarter of the prior year. This improvement is due to an increase in securities gains in 1999.

     Net gains on securities totaled $752,000 in the third quarter of this year compared to $430,000 in the third quarter of the prior year. The Bank's equity securities portfolio continues to provide the Bank with favorable returns. Realized gains on the sale of equity securities totaled $867,000 for the three months ended September 30, 1999. These gains, however, were partially offset by net losses realized on the sale of debt securities of $109,000. The Bank also recorded a mark-to-market loss of $6,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $187,000 and $150,000, respectively, in the third quarter of 1999 compared to $194,000 and $172,000, respectively, in the third quarter of 1998.

Non-Interest Expense
     Non-interest expense increased $195,000 to $3,066,000 in the third quarter of 1999, from $2,871,000 in the same quarter of the prior year. This increase is due largely to an increase in salaries and employee benefits expenses.

     Salaries and employee benefits, the largest component of non-interest expense, increased by $225,000 or 14.1% in the third quarter of 1999 to $1,823,000. The primary reasons for this increase are twofold: an increase of $105,000 in the expense amount provided for payments to employees under the Company's profit sharing and incentive compensation bonus plans and an increase of $91,000 in the Company's directors' deferred compensation plan expense. The expense related to the directors' deferred compensation plan is tied closely to the market value of the Company's common stock. A decrease in the market value of the Company's common stock during the third quarter of last year, from $49.00 per share at June 30, 1998 to $38.75 per share at September 30, 1998, significantly decreased the expense for the plan for the 1998 third quarter. In the 1999 third quarter, the price of MASSBANK Corp. stock declined from $37.50 per share at June 30, 1999 to $35.69 per share at September 30, 1999 also reducing the expense for the plan but by a much smaller amount than in the prior year. This produced an increase in expense of $91,000 when comparing the third quarter of 1999 to the third quarter of 1998.

     All other expenses combined, consisting of occupancy and equipment, data processing, professional services, advertising and marketing, amortization of intangibles and other expenses, decreased by $30,000 from $1,273,000 for the three months ended September 30, 1998 to $1,243,000 for the three months ended September 30, 1999. This was due largely to a reduction in the amortization of the costs of computer software.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The provision for federal and state income taxes increased to $1,564,000 for the three months ended September 30, 1999 from $1,507,000 for the same period in 1998. This increase in income taxes is due to higher income before income taxes in the recent quarter combined with a modest increase in effective income tax rate. The Company's combined effective income tax rate for the third quarter of 1999 is 36.0% compared to 35.9% for the same quarter a year ago.

Results of Operations for the nine months ended September 30, 1999
GENERAL
     For the nine months ended September 30, 1999, the Company reported consolidated net income of $8,562,000 or $2.52 in basic earnings per share ($2.44 per share on a diluted basis) compared to net income of $8,235,000 or $2.32 in basic earnings per share ($2.23 per share on a diluted basis) earned in the first nine months of 1998.

     The Company's positive financial performance in the first nine months of 1999 reflects an increase in net securities gains of $1,403,000 due to the favorable performance of the Bank's equity securities portfolio, partially offset by a decrease in net interest income of $718,000. The lower net interest income results from a decline in net interest margin, partially offset by modest growth in the Company's average earning assets. Average earning assets for the first nine months of 1999 increased to $925.6 million, up $15.7 million from the corresponding period in 1998.

     The Company's earnings results for the nine months ended September 30, 1999 were also impacted by increases in the provision for loan losses, non-interest expense and income tax expense, and modest reductions in deposit account service fees and other non-interest income.

                                                     AVERAGE BALANCE SHEETS
                                                      Nine Months Ended
                                                        September 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $133,167  $ 4,778   4.80%   $132,048  $ 5,404   5.47%
  Short-term investments (2)       26,609      966   4.85      26,796    1,096   5.47
  Investment securities           163,415    6,628   5.40     148,366    6,521   5.86
  Mortgage-backed securities      270,268   13,759   6.79     307,553   15,812   6.85
  Trading securities               12,345      420   4.54      12,356      506   5.44
  Mortgage loans (1)              292,545   15,421   7.03     260,245   14,351   7.35
  Other loans (1)                  27,212    1,573   7.71      22,509    1,529   9.08
__________________________________________________            ________________
    Total earning assets          925,561  $43,545   6.27%    909,873  $45,219   6.62%

Allowance for loan losses          (2,493)                     (2,373)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 923,068                     907,500

Other assets                       19,957                      19,491
__________________________________________________________________________________________
    Total assets                 $943,025                    $926,991
__________________________________________________________________________________________

                                                     AVERAGE BALANCE SHEETS - (continued)
                                                      Nine Months Ended
                                                        September 30,
                                            1999                          1998
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 74,965  $   382   0.68%   $ 69,042  $   411   0.80%
  Savings                         352,955    8,987   3.40     351,020    8,998   3.43
  Time certificates of deposit    400,018   15,470   5.17     389,139   16,377   5.63
__________________________________________________            ________________
    Total deposits                827,938   24,839   4.01     809,201   25,786   4.26

Other liabilities                   8,105                       9,730
__________________________________________________________________________________________
    Total liabilities             836,043                     818,931
Stockholders' equity              106,982                     108,060
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $943,025                    $926,991
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    18,706                      19,433
Less adjustment of tax-exempt
  interest income                               97                         106
__________________________________________________________________________________________
Net interest income                        $18,609                     $19,327
__________________________________________________________________________________________
Interest rate spread                                 2.26%                       2.36%
__________________________________________________________________________________________
Net interest margin (3)                              2.69%                       2.85%
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

Net Interest Income
     Net interest income was $18,609,000 for the nine months ended September 30, 1999, reflecting a decrease of $718,000 from the same period a year ago. This decrease is the result of a lower net interest margin, partially offset by modest growth in the Company's average earning assets. The Company's net interest margin for the first nine months of 1999 was 2.69%, down from 2.85% for the comparable period in 1998. Average earning assets for the nine months ended September 30, 1999 increased $15.7 million or 1.7% to $925.6 million from $909.9 million for the corresponding period in 1998.

     The Company's interest rate spread decreased to 2.26% for the first nine months of 1999, from 2.36% in the first nine months of last year. The yield on the Company's average earning assets in the first nine months of 1999 decreased by 35 basis points to 6.27% from 6.62% in the corresponding period of 1998. This decrease was partially offset by a decrease of 25 basis points in the Company's average cost of funds, from 4.26% for the nine months ended
September 30, 1998 to 4.01% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first nine months of 1999 was $125,000 versus $105,000 for the comparable period in 1998. This increase is essentially due to the growth in the Bank's loan portfolio during the last twelve months and a modest increase in loan charge-offs. Loan charge-offs net of recoveries for the nine months ended September 30, 1999 increased to $69,000 from $14,000 for the same period last year.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first nine months of 1999 totaled $4,408,000, up $1,265,000 or approximately 40% from $3,143,000 reported in the corresponding period last year. This increase is due to net gains on securities of $3,261,000 reported for the nine months ended September 30, 1999 versus $1,858,000 reported for the same period last year. The Company continues to benefit from the strong performance of its stock portfolio. Deposit account service fees and other non-interest income combined decreased $138,000 to $1,147,000 in the first nine months of 1999 from $1,285,000 in the first nine months of 1998.

Non-Interest Expense
     Non-interest expense increased by $110,000, or 1.2% to $9,356,000 in the first nine months of 1999 from $9,246,000 in the first nine months of 1998. This was due primarily to an increase in salaries and employee benefits expenses.

     Salaries and employee benefits, the largest component of non-interest expense, increased by $140,000 or 2.6% from $5,445,000 in the first nine months of 1998 to $5,585,000 in the first nine months of this year. This increase is due primarily to an increase of $155,000 in the expense amount provided for payments to employees under the Company's profit sharing and incentive compensation bonus plans. The increase in salaries and employee benefits expenses also reflects an increase in expense of $98,000 related to the Bank's deferred compensation plans which was partially offset by a reduction of $82,000 in the Bank's Employee Stock Ownership Plan ("ESOP") expense.

     All other expenses combined, consisting of occupancy and equipment, data processing, professional services, advertising and marketing, amortization of intangibles and other expenses, decreased by $30,000 from $3,801,000 for the nine months ended September 30, 1998 to $3,771,000 for the same period in 1998.

Income Tax Expense
     The provision for federal and state income taxes increased to $4,974,000 for the nine months ended September 30, 1999 from $4,884,000 for the same period in 1998. This increase is due primarily to an increase in income before taxes in the first nine months of 1999, partly offset by a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first nine months of 1999 is 36.7% compared to 37.2% for the same period a year ago.

     The Company's income tax expense for the first nine months of 1998 includes a state income tax refund, net of federal tax, of approximately $44,000 which the Company received in 1998, representing the financial settlement of a state income tax issue for prior years.

Financial Condition
     Total assets at September 30, 1999 were $935.1 million, down $11.5 million or 1.2% from $946.6 million at December 31, 1998. The decrease in total assets was driven by a decline of $37.1 million in the investment portfolio, partially offset by $25.0 million growth in the loan portfolio, net of allowance for loan losses. Other assets increased by $0.6 million in 1999.

     Total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits, decreased from $624.1 million at December 31, 1998 to $587.0 million at September 30, 1999. The decrease is mainly attributable to the Bank's trading securities portfolio, term federal funds sold and short-term investments which declined $24.8 million, $25.0 million and $26.8 million, respectively, during the first nine months of 1999. These reductions were partially offset by a net increase in the Bank's investment in debt and equity securities available for sale and held to maturity, and interest-bearing bank deposits, which grew by $37.7 million and $1.8 million, respectively, during this same period.

     MASSBANK's net loan portfolio increased to $327.5 million at September 30, 1999 reflecting a net increase in loans of $25.0 million in the first nine months of 1999. This improvement results essentially from loan originations of $74.6 million which exceeded loan principal payments, including prepayments, received from borrowers during the first nine months of 1999.

     Total deposits were $826.0 million at September 30, 1999 reflecting an increase of approximately $2.0 million from $824.0 million at year-end 1998.

     Total stockholders' equity declined to $102.9 million at September 30, 1999 from $110.5 million at December 31, 1998. The decrease results primarily from a reduction in net unrealized gains, net of tax effect, on the Company's available for sale securities in the amount of $8.2 million, and the cost of the 147,285 shares of (MASSBANK Corp.) treasury stock that the Company repurchased during the first nine months of 1999 for a total amount of $5.5 million. These decreases were partially offset by an increase of $5.8 million in the Company's retained earnings in the nine months ended September 30, 1999. As a result, the Company's book value per share decreased to $30.62 per share, from $31.58 per share at year-end 1998.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $587.0 million at September 30, 1999, down $37.1 million from $624.1 million at year end 1998. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $21.8 million as of September 30, 1999, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $297.3 million at September 30, 1999 versus $272.6 million at year end 1998.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                September 30,      December 31,
(In thousands)                                      1999             1998
                                               _____________      ____________

U.S. Treasury bills                              $ 4,898            $29,707
Investment in mutual funds                         1,093              1,086
Equity securities                                     42                 --
                                                 _______            _______
    Total                                        $ 6,033            $30,793

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 1999 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At September 30, 1999          Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $120,660    $    515     $   (376)   $120,799
    U.S. Government agency obligations        16,139          --         (103)     16,036
__________________________________________________________________________________________
      Total                                  136,799         515         (479)    136,835
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           39,838         438         (383)     39,893
      Federal Home Loan Mortgage
        Corporation                          249,041       1,110       (2,266)    247,885
      Federal National Mortgage
        Association                            4,535         102          (40)      4,597
      Collateralized mortgage
        obligations                            4,888          28           (8)      4,908
__________________________________________________________________________________________
      Total mortgage-backed securities       298,302       1,678       (2,697)    297,283
__________________________________________________________________________________________
      Total debt securities                  435,101       2,193       (3,176)    434,118
__________________________________________________________________________________________
  Equity securities                           14,717       7,796         (690)     21,823
__________________________________________________________________________________________
      Total securities available for sale    449,818    $  9,989     $ (3,866)   $455,941
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         6,123
__________________________________________________________________________________________
      Total securities available
        for sale, net                       $455,941
__________________________________________________________________________________________

      Total investment securities, net      $456,171
__________________________________________________________________________________________

Trading securities                          $  6,052                             $  6,033
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at September 30, 1999 and December 31, 1998 are as follows:


                                                           September 30, 1999
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 44,891   $ 45,049      $    --     $    --
After 1 year but within 5 years                 88,791     88,700          230         230
After 5 years but within 10 years                2,965      2,938           --          --
After 15 years                                     152        148           --          --
                                              ________    _______       ______      ______
                                               136,799    136,835          230         230
Mortgage-backed securities                     298,302    297,283           --          --
                                              ________    _______       ______      ______
                                              $435,101   $434,118      $   230     $   230

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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                September 30, 1999       December 31, 1998
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $292,107               $281,862
  Commercial                                         2,519                  2,257
  Construction                                         390                    730
_______________________________________________________________________________________
                                                   295,016                284,849
Add:  Premium on loans                                 209                    259
Less: Deferred mortgage loan origination fees       (1,481)                (1,454)
_______________________________________________________________________________________
      Total mortgage loans                         293,744                283,654

Other loans:
  Consumer:
    Installment                                      1,320                  1,547
    Guaranteed education                             7,207                  7,967
    Other secured                                    1,290                  1,366
    Home equity lines of credit                     11,207                 10,159
    Unsecured                                          224                    235
_______________________________________________________________________________________
      Total consumer loans                          21,248                 21,274
  Commercial                                        15,030                     61
_______________________________________________________________________________________
      Total other loans                             36,278                 21,335
_______________________________________________________________________________________
      Total loans                                 $330,022               $304,989
_______________________________________________________________________________________

     The Bank's loan portfolio increased $25.0 million during the first nine months of 1999, from $305.0 million at December 31, 1998 to $330.0 million at September 30, 1999. The increase was primarily in the commercial loan and residential 1-4 family mortgage loan categories.

     Loan originations decreased by $0.8 million to $74.6 million in the first nine months of 1999 compared to $75.4 million in the first nine months of last year.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at September 30, 1999 and 1998, and December 31, 1998:


                                             At             At              At
                                        September 30,   December 31,   September 30,
(In thousands)                               1999           1998             1998
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   790        $ 1,004       $ 1,406
Real estate acquired through foreclosure       58             86            53
____________________________________________________________________________________
Total non-performing assets               $   848        $ 1,090       $ 1,459
____________________________________________________________________________________
Allowance for loan losses                 $ 2,506        $ 2,450       $ 2,425
Allowance as a percent of
  non-accrual loans                         317.2 %        244.0 %       172.5 %
Allowance as a percent of
  non-performing assets                     295.5 %        224.8 %       166.2 %
Non-accrual loans as a percent
  of total loans                              0.24%          0.33%         0.47%
Non-performing assets as a percent
  of total assets                             0.09%          0.12%         0.16%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1998 to September 30,
1999 as noted in the table above. The principal balance of non-accrual loans was down to $790,000, or approximately one-quarter of 1% of total loans at September 30, 1999.

     The Bank did not have any impaired loans as of September 30, 1999.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                             1999         1998
_______________________________________________________________________________
                                                               (In thousands)
Balance at beginning of period                           $ 2,450        $ 2,334
Provision for loan losses                                    125            105
Recoveries of loans previously charged-off                     4             18
Less:  Charge-offs                                           (73)           (32)
_________________________________________________________________________________

Balance at end of period                                 $ 2,506        $ 2,425
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

     At September 30, 1999 the balance of the allowance for loan losses was $2,506,000 representing 317.2% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by approximately $2.0 million to $826.0 million at September 30, 1999 from $824.0 million at December 31, 1998.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                             September 30,        December 31,
                                                  1999               1998
______________________________________________________________________________
                                                       (In thousands)
Demand and NOW                                 $ 72,602            $ 76,173
Savings and money market accounts               358,969             348,049
Time certificates of deposit                    394,934             400,524
Deposit acquisition premium,
  net of amortization                              (545)               (715)
______________________________________________________________________________

    Total deposits                             $825,960            $824,031
______________________________________________________________________________

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

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 1999 the Bank had $111.1 million or 11.9% of total assets and $141.7 million or 15.2% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 1999, the Bank had a leverage Tier I capital to total assets ratio of 10.48%, a Tier I capital to risk-weighted assets ratio of 31.38% and a total capital to risk-weighted assets ratio of 33.22%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.50%, Tier I capital to risk-weighted assets of 31.42% and total capital to risk-weighted assets of 33.26% at September 30, 1999.

Impact of the Year 2000 Issue
     As we near the 21st century, MASSBANK is taking important steps to tackle the computer glitch dubbed the Year 2000 Problem, Y2K, or Millennium Bug. The problem originated from software designers' attempt to save memory by recording years in a two-digit format - "98" instead of "1998" for example - but didn't take into account that the year 2000, or "00" could also be interpreted, by any system that has time sensitive software, as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations.

     In May 1997, the Company organized a Year 2000 project team to address the Y2K critical issues in order to resolve its Year 2000 computer problems. The Company's Year 2000 project continues to be directed by the project team which provides direct oversight of the Year 2000 initiative. The team's project manager continues to update the Bank's Board of Directors monthly on the project's progress and the Company's Board of Directors continues to receive formal project updates on a quarterly basis.

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

     The Company has incurred and will continue to incur expenses in connection with its Year 2000 readiness efforts. Year 2000 project expenditures to-date, excluding personnel costs, approximate $262,000. Expenditures for the first nine months of 1999 totaled $209,000. Approximately $45,000 of the current year's expenditures were expensed as incurred, while the costs of new hardware and software of approximately $164,000 was capitalized and will be amortized over the hardware and software's useful life in accordance with the Company's standard accounting practices. The capitalized expenditures represent the payment on new check processing equipment and the replacement of some personal computers and VCRs that were not Year 2000 ready. Expenses for the remainder of the Year 2000 project are not expected to exceed $75,000.

      The expenditures of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

     The Company relies on a third party service bureau for its primary business processes (e.g., loans and deposits applications). It has worked closely with the service bureau to monitor the progress of their Year 2000 efforts. The service bureau's Y2K remediation efforts are also being monitored by the federal banking regulators. The service bureau has successfully completed the remediation and testing of all its applications and the Company has successfully completed testing with the service bureau.

     The Company has also successfully completed the testing of all its computer hardware and mission critical internal information systems. However, the Company will continue to re-test some of its computer hardware and internal information systems throughout 1999.

     Most of the Company's other date sensitive systems operate on software supported by outside vendors. The Company continues to monitor the progress of their Year 2000 efforts and is seeking to receive written verification from these vendors as to their Year 2000 readiness. A majority of these vendors have represented themselves to the Company as being Year 2000 compliant.

      Testing of the Company's non-mission critical internal information systems and interfaces has also been substantially completed. Examination of the Company's non-information technology systems indicated that no significant replacements are required for Year 2000 readiness.

     While the Company continues to receive written verification from its service bureau and vendors as to their Year 2000 compliance, and has tested a number of their systems, there is no guarantee that these systems will not fail in the Year 2000. Also, there can be no assurance that the systems of other companies, banks, government agencies, utilities, etc. that interface with the Company will be timely remediated. If they are not successful, the Year 2000 problem could have a material effect on the Company's operations. In the unlikely event that a disruption does occur, the Company has developed business resumption contingency plans that will provide the Company with alternative methods of operation for its primary lines of business. These plans, which were completed in the second quarter 1999, continue to be enhanced to address potential Year 2000 failure scenarios. In addition, the Company has developed a Year 2000 event plan to govern its activities prior to, during and after the calendar rollover to 2000.

    The Company will continue to focus on the Year 2000 preparedness of its vendors, enhance its contingency and event plans, and communicate with its customers and employees throughout 1999.

     Management presently does not believe that the Year 2000 issue will result in significant operational problems for the Company. Management believes that the Company is now ready for the year 2000. The Company expects to conduct business as usual in the Year 2000 and beyond.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 1999, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   November 12, 1999                           /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   November 12, 1999                           /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   V.P., Treasurer and CFO