Form 10-K
period 1999-12-31
MASSBANK CORP
filed 2000-03-24
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

                /x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (781) 662-0100

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 15, 2000 as reported by NASDAQ, was $82,604,308.

     As of March 15, 2000, there were 3,264,193 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of MASSBANK Scorpios 1999 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

     Some of the factors that might cause these differences include the following: fluctuations in interest rates, price volatility in the stock and bond markets, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations; and increases in loan defaults. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.


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

     The principal sources of revenues for MASSBANK Corp. (the "Parent Company") only are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the purchase of stock pursuant to the Company's stock repurchase program. MASSBANK Corp.'s (Parent Company) only assets at December 31, 1999 were represented by its investment in the Bank of $101.4 million and other assets of $0.9 million. The Company's liabilities consisted of loan indebtedness of $0.5 million and other liabilities of less than $0.3 million. The proceeds of the loan were used to purchase shares of the Company's common stock for the Employee Stock Ownership Plan ("ESOP"). See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 1999 MASSBANK Corp. on a consolidated basis had total assets of $924.7 million, deposits of $818.1 million, and stockholders' equity of $101.5 million which represents 11.0% of total assets. Book value per share at December 31, 1999 was $30.65.

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

Dividends
     MASSBANK Corp. paid total cash dividends of $1.11 per share in 1999 compared to $1.02 per share in 1998 and $0.885 per share in 1997. The Company's dividend payout ratios (cash dividends paid divided by net income) for 1999, 1998 and 1997 were 33%, 33% and 31%, respectively.

Stock Repurchase Program
     During 1999, the Company purchased 210,967 shares of its common stock pursuant to its ongoing stock repurchase program. At December 31, 1999 there were 91,231 shares available for repurchase under the current program.

Preferred Stock Purchase Rights
     In January 2000, the Company adopted a new Shareholder Rights Plan to replace an existing Plan which was expiring. Accordingly, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of MASSBANK Corp. common stock. These Rights, which expire January 18, 2010, entitle their holders to purchase from the Company one one-thousandth of a share (a "unit") of Series B Junior Participating Cumulative Preferred Stock, par value $1.00 per share ("preferred stock") at a cash exercise price of $136.00 per unit, subject to adjustment. The Rights will trade separately from the common stock and will become exercisable when a person or group has acquired 11% or more of the outstanding common stock, upon a tender offer that would result in a person or group acquiring 11% or more of the outstanding common stock, or upon the declaration by the Board of Directors that any person holding 10% or more of the outstanding shares of common stock is an "adverse person".

     In the event a person or group acquires 11% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person", each Right would entitle its holder (except if the holder is a person or group described above) to receive upon exercise sufficient units of preferred stock to equal a value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction or if 50% or more of the Company's assets or earning power is sold, each holder may receive upon exercise common stock of the acquiring company having a market value equal to two times the exercise price of the Right.

     The Rights are redeemable in whole, but not in part, by the Board of Directors at a price of $.01 per Right any time before a person or group acquires 11% or more of the outstanding common stock or the Board of Directors declares a person an "adverse person".

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

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank's earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments and the interest paid by the Bank on its deposits and borrowed funds. The Company's earnings results are also affected by the provision for loan losses; non-interest income, such as fee-based revenues and net securities gains or losses; non-interest expense; and income taxes.

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

Lending Activities
     The Bank's net loan portfolio totaled $322.8 million at December 31, 1999.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

-------------------------------------------------------------------------------------------
(In thousands) At December 31,            1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                      $286,429   $280,681   $243,482   $216,832   $209,408
    FHA and VA                             740      1,181      1,843      2,515      3,244
  Commercial                             2,471      2,257      3,861      4,121      6,975
  Construction                             232        730        492      1,388      1,516
-------------------------------------------------------------------------------------------
      Total mortgage loans             289,872    284,849    249,678    224,856    221,143
  Add: premium on loans                    159        259        343        325        388
  Less: deferred mortgage loan
         origination fees               (1,451)    (1,454)    (1,223)    (1,042)      (928)
-------------------------------------------------------------------------------------------
      Mortgage loans, net              288,580    283,654    248,798    224,139    220,603
-------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                          1,418      1,547      2,199      1,967      1,988
    Guaranteed education                 7,037      7,967      8,934      9,729     10,420
    Other secured                        1,318      1,366      1,600      1,611      2,012
    Home equity lines of credit         11,737     10,159     10,470     11,316     13,144
    Unsecured                              225        235        266        271        265
-------------------------------------------------------------------------------------------
      Total consumer loans              21,735     21,274     23,469     24,894     27,829
  Commercial                            15,050         61         36        628        753
-------------------------------------------------------------------------------------------
      Total other loans                 36,785     21,335     23,505     25,522     28,582
-------------------------------------------------------------------------------------------
      Total loans                      325,365    304,989    272,303    249,661    249,185
Less:  Allowance for loan losses        (2,555)    (2,450)    (2,334)    (2,237)    (2,529)
-------------------------------------------------------------------------------------------
      Net loans                       $322,810   $302,539   $269,969   $247,424   $246,656
-------------------------------------------------------------------------------------------

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 1999:

                        Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                    $  193      $10,753      $76,243     $198,698     $285,887
  Commercial & construction         405          149          950        1,189        2,693
-------------------------------------------------------------------------------------------
    Total mortgage loans            598       10,902       77,193      199,887      288,580
Other loans                      16,466        2,627        4,715       12,977       36,785
-------------------------------------------------------------------------------------------
    Total loans                 $17,064      $13,529      $81,908     $212,864     $325,365
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


     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                            Total Due After One Year

                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $246,871          $38,823       $285,694
  Commercial & construction                             179            2,109          2,288
-------------------------------------------------------------------------------------------
    Total mortgage loans                            247,050           40,932        287,982
Other loans                                           1,547           18,772         20,319
-------------------------------------------------------------------------------------------
    Total loans                                    $248,597          $59,704       $308,301
-------------------------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has kept its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. The Bank's net loan portfolio represented approximately 34.9% and 32.0% of the Company's total assets at December 31, 1999, and 1998, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area, and developing a quality loan portfolio takes time. In 1999, the Bank's total loan portfolio continued to grow, showing a 6.7% increase to $325.4 million compared to $305.0 million at the end of 1998.

     Loan originations come from a number of sources, including referrals from real estate brokers, walk-in customers, purchasers of property owned by existing customers and refinancings for existing customers. In addition to actively soliciting loan referrals, the Bank conducts an advertising and promotion program, directed both toward the general public and real estate professionals who might refer potential borrowers.

     Substantially all of the real estate loans originated by the Bank during 1999 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank currently retains all of the mortgages it originates for its own portfolio. These are primarily 10, 12, 15 or 20 year fixed rate and adjustable rate mortgages. The few long-term (25 or 30 year) fixed rate mortgage loans that the Bank originates from time to time are also added to the loan portfolio. Adjustable rate mortgage loans ("ARMs") have rates that are re-set at either 1, 3, 5 or 10 year intervals and provide a margin over various mortgage indices.

     In recent years, the Bank has instituted several new loan programs which have been well received by customers. It instituted a program featuring a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special First Time Home Buyers Program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location restrictions. The Bank has also introduced the "Home Town Advantage" mortgage program which has produced some good results. This program offers homebuyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the bank operates a banking office.

     At December 31, 1999, 1-4 family residential mortgage loans totaled $285.9 million, or 87.9% of the total loan portfolio, compared to $280.7 million, or 92.0% of the total loan portfolio, at December 31, 1998. Residential mortgage loan originations amounted to $55.2 million during 1999, down from $93.8 million in 1998. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. In 1999, the upturn in interest rates significantly reduced the demand for mortgage refinancings. Consequently, the Bank was not able to reach the prior year's level of residential mortgage loan originations.

     The Bank also originates construction loans and mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 1999, commercial and multifamily real estate mortgages and construction loans totaled approximately $2.7 million, or 0.8% of the total loan portfolio, compared to $3.0 million, or 1.0% of the total loan portfolio, at December 31, 1998. In 1999, commercial and multifamily real estate mortgage loan and construction loan originations amounted to $0.8 million.

     The total amount of first mortgage loans held by the Bank at December 31, 1999 was $288.6 million as indicated in the maturity distribution table appearing on page six. Of this amount, $41.3 million was subject to interest rate adjustments. The remaining $247.3 million in fixed rate mortgage loans represents 26.7% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $21.7 million at December 31, 1999 representing 6.7% of the Bank's total loan portfolio. Of this amount $7.0 million or 2.2% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $14.7 million at December 31, 1999, representing 4.5% of the Bank's total loan portfolio.

     At December 31, 1999, the Bank also had $15.1 million in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 1999, the Bank had issued commitments on residential first mortgage loans totaling $2,829,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $65,000 and $31,693,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are more than 90 days past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $795,000 at December 31, 1999.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. As of year-end 1999, MASSBANK had $62 thousand in real estate acquired through foreclosure in its balance sheet.


Non-Performing Assets
     The following table shows the composition of non-performing assets at the dates shown:

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                     1999      1998      1997      1996      1995
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                               $  655     $  845    $1,536    $1,468    $2,016
      FHA and VA                                     --         --         9        13        14
    Commercial                                       --         --        --        --        --
  Consumer                                          140        159       226       120       398
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          795      1,004     1,771     1,601     2,428
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                     62         86        --       503       255
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                     62         86        --       503       255
------------------------------------------------------------------------------------------------
     Total non-performing assets                 $  857     $1,090    $1,771    $2,104    $2,683
------------------------------------------------------------------------------------------------
Percent of non-performing loans to total loans    0.24%      0.33%     0.65%     0.64%     0.97%
Percent of non-performing assets to total assets  0.09%      0.12%     0.19%     0.24%     0.31%


     The reduction in interest income associated with nonaccrual loans is as follows:

------------------------------------------------------------------------------------------------
(In thousands) Years Ended December 31,            1999       1998      1997      1996      1995
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms                  $ 64       $ 84      $163      $149      $204
  Interest income actually recorded                  51         61        97        78        60
------------------------------------------------------------------------------------------------
  Reduction in interest income                     $ 13       $ 23      $ 66      $ 71      $144
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

The following table sets forth the activity in the allowance for loan losses during the years indicated:


------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,            1999       1998      1997      1996      1995
------------------------------------------------------------------------------------------------
Balance at beginning of year                     $2,450    $2,334    $2,237    $2,529    $2,566
Glendale Co-Operative Bank acquisition               --        --       105        --        --
Provision for loan losses                           140       193       260       160       170

Charge-offs:
                   Residential real estate          (62)      (81)     (221)     (480)     (124)
                   Consumer loans                   (14)      (22)      (12)      (25)      (30)
                   Other loans                       --        --       (94)      (37)      (95)

Recoveries:
                   Residential real estate           39        17        34        83        41
                   Commercial real estate            --        --        20        --        --
                   Consumer loans                     2         6         1         7         1
                   Other Loans                       --         3         4        --        --
------------------------------------------------------------------------------------------------
Net charge-offs                                     (35)      (77)     (268)     (452)     (207)
------------------------------------------------------------------------------------------------
Balance at end of year                           $2,555    $2,450    $2,334    $2,237    $2,529
------------------------------------------------------------------------------------------------

Net loan charge offs as a percent of average
  loans outstanding during the period              0.01%     0.03%     0.10%     0.18%     0.08%
Allowance for loan losses as a percent
  of total loans outstanding at year-end           0.79%     0.80%     0.86%     0.90%     1.01%
Allowance for loan losses as a percent
  of nonaccrual loans                            321.4 %   244.0 %   131.8 %   139.7 %   104.2 %

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

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. Income on debt securities available for sale is accrued and included in interest and dividend income. The specific identification method is used to determine realized gains or losses on sales of securities available for sale which are also reported in non-interest income under the caption "gains on securities." When a security suffers a loss in value which is considered other than temporary, such loss is recognized by a charge to earnings.

     Investments classified as trading securities are stated at market with unrealized gains or losses included in earnings. Income on trading securities is accrued and included in interest and dividend income. All of the Company's mortgage-backed securities are currently classified as available for sale. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

     At December 31, 1999, the Company's investments, which consists of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $578.5 million, representing 62.6% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                         1999               1998             1997
------------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                        $ 86,211           $123,207         $ 85,241
    Term federal funds                                   --             25,000           20,000
------------------------------------------------------------------------------------------------
      Total federal funds sold                       86,211            148,207          105,241
  Money market funds                                 24,717             24,569           24,514
  Interest-bearing deposits in bank                   3,841              2,033            2,083
------------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                     $114,769           $174,809         $131,838
------------------------------------------------------------------------------------------------
      Percent of total assets                          12.4%              18.5%            14.2%
------------------------------------------------------------------------------------------------

(In thousands) At December 31,                         1999               1998             1997
------------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                    $    230           $    354         $    372
------------------------------------------------------------------------------------------------
      Total securities held to maturity            $    230           $    354         $    372

Securities available for sale: (b)
    U.S. Treasury obligations                       137,615            114,981          123,021
    U.S. Government agency obligations               16,015              8,992            9,813
    Marketable equity securities                     21,537             21,580           17,545
    Investments in mutual funds                          --                 --            1,114
    Mortgage-backed securities                      282,335            272,573          330,731
------------------------------------------------------------------------------------------------
      Total securities available for sale           457,502            418,126          482,224

Trading securities: (b)
    U.S. Treasury obligations                         4,956             29,707           18,542
    Investments in mutual funds                       1,086              1,086            2,718
------------------------------------------------------------------------------------------------
      Total trading securities                        6,042             30,793           21,260
------------------------------------------------------------------------------------------------
      Total securities                             $463,774           $449,273         $503,856
------------------------------------------------------------------------------------------------
      Percent of total assets                          50.2%              47.5%            54.4%
------------------------------------------------------------------------------------------------
Total investments                                  $578,543           $624,082         $635,694
Total investments as a percent of total assets         62.6%              65.9%            68.7%
------------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the carrying value of debt securities held to maturity and available for sale at December 31, 1999 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:
                        Debt Securities Held to Maturity

                                                           Other
                                                           bonds
                                                           and
(Dollars in thousands)                                     obligations (1)      Total
------------------------------------------------------------------------------------------------
Maturing after 1 but within 5 years
  Amount                                                   $ 230               $ 230
  Yield                                                     6.80%               6.80%
------------------------------------------------------------------------------------------------
Total
  Amount                                                   $ 230               $ 230
  Yield                                                     6.80%               6.80%

Average life in years                                       1.29                1.29

                       Debt Securities Available for Sale

                                                  U.S.
                                   U. S.          Government      Mortgage-
                                   Treasury       agency          backed
(Dollars in thousands)             obligations    obligations     securities (2)     Total
------------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                           $ 52,845       $6,992          $    523          $ 60,360
  Yield                                6.09%        5.19%             5.33%             5.98%
Maturing after 1
but within 5 years
  Amount                             82,707        9,000             3,869            95,576
  Yield                                5.93%        5.46%             8.06%             5.97%
Maturing after 5
but within 10 years
  Amount                              2,966           --            56,571            59,537
  Yield                                5.85%          --              6.88%             6.83%
Maturing after 10
but within 15 years
  Amount                                 --           --           221,202           221,202
  Yield                                                               6.79%             6.79%
Maturing after 15 years
  Amount                                 --          151             4,103             4,254
  Yield                                             7.68%             6.16%             6.21%
------------------------------------------------------------------------------------------------
Total
  Amount                           $138,518      $16,143          $286,268          $440,929
  Yield                                5.99%        5.36%             6.81%             6.50%
------------------------------------------------------------------------------------------------
Average life in years                  1.87         0.97
Average contractual
 maturity in years                                                   11.86

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

     At December 31, 1999, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds
     General. Deposits have been the Bank's primary source of funds for making investments and loans. In addition to deposits, the Bank's other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales or maturities of securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank's fifteen conveniently located banking offices, customers can access accounts through the Bank's ATM network. The Bank is a member of the Transaxion ("TX"), New York Cash Exchange ("NYCE") and CIRRUS System, Inc. ("CIRRUS") networks which allow access to ATMs in over 100,000 locations worldwide.

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

     The performance of the stock market in 1999, continued to draw savings from bank deposit accounts making it more difficult to grow bank deposits. As a result, the Bank's deposits decreased by $6.0 million during the twelve months ended December 31, 1999, from $824.0 million at year-end 1998 to $818.0 million at the end of 1999.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Company did not have any borrowed funds in 1999 or 1998.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,             1999                   1998               1997
------------------------------------------------------------------------------------------------
                                               Percent              Percent              Percent
                                                 of                   of                   of
                                     Amount   Deposits    Amount   Deposits    Amount   Deposits
Demand and NOW
  NOW                               $ 48,422     5.92%    $ 52,324    6.35%    $ 47,944    5.92%
  Demand accounts
   (non interest-bearing)             24,516     3.00       23,849    2.89       18,915    2.34
                                     -------     ----      -------    ----       ------    -----
    Total demand and NOW              72,938     8.92       76,173    9.24       66,859    8.26

Savings:
  Regular savings and
    special notice accounts          333,535     40.77     326,192   39.59      329,348   40.67
  Money market accounts               19,555      2.39      21,857    2.65       23,527    2.90
                                     -------               -------   -----      -------   -----
    Total savings                    353,090     43.16     348,049   42.24      352,875   43.57

Time Certificates of deposit:
  Fixed rate certificates            302,423     36.97     318,491   38.65      316,368   39.06
  Variable rate certificates          90,093     11.01      82,033    9.96       74,666    9.22
                                      ------                ------    ----       ------    ----
    Total time certificates
      of deposit                     392,516     47.98     400,524   48.61      391,034   48.28

Deposit acquisition premium,
  net of amortization                   (487)     (.06)       (715)   (.09)        (918)  (0.11)
                                        ----                  ----    ----         ----   -----

    Total deposits                  $818,057     100.00%  $824,031  100.00%    $809,850  100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     1999                 1998                1997
------------------------------------------------------------------------------------------------

                                     Average   Average    Average   Average    Average   Average
                                     Balance    Rate      Balance     Rate     Balance     Rate
NOW accounts                        $ 49,559    1.01%    $ 48,006    1.15%    $ 46,580    1.14%
Demand (non interest-bearing)
   accounts                           24,189      --       21,011      --       18,156      --
Escrow deposits of borrowers           1,185    0.19        1,142    0.18        1,159    0.28
Money market accounts                 20,519    2.96       22,299    3.07       24,186    3.07
Regular savings and
   special notice accounts           333,332    3.44      327,338    3.44      331,209    3.47
Time certificates of deposit         397,935    5.19      391,816    5.57      386,062    5.67
                                     -------              -------              -------
                                     826,719    4.02      811,612    4.23%     807,352    4.30%

Investment Management and Trust Services
     The Bank's Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 1999 the Trust Division had approximately $33.9 million (market value) of assets in custody and under management.

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

     In attracting deposits, the Bank's primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions located in its market area. The Bank's attraction and retention of deposits depend on its ability to provide investment opportunities that satisfy the requirements of customers with respect to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. The Bank competes for these deposits by offering competitive rates, convenient branch and ATM locations and convenient business hours.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes five categories of banking institutions -- in descending order of capital adequacy: "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," and "critically undercapitalized" -- and imposes certain restrictions and requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that are in one of the three "undercapitalized" categories. As of December 31, 1999, the Bank was "well capitalized" as defined under FDICIA. For a discussion of the Bank's capital adequacy, see Note 14 to the Company's Consolidated Financial Statements, on page 46.

Supervision and Regulation of the Company and its Subsidiaries
(continued)

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

     As to the Gramm-Leach-Bliley Act, the legislation, which became law on November 12, 1999, repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Bank ("FRB"), in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm- Leach-Bliley Act is intended to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the activities described above that are not so treated.

     Generally, although significant implementation, regulations have yet to be published, the Gramm-Leach-Bliley Act:

Supervision and Regulation of the Company and its Subsidiaries
(continued)

     * repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     * provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     *    broadens the activities that may be conducted by national banks
          (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

     * provides an enhanced framework for protecting the privacy of consumer information;

     * adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     * modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and

     * addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the FRB which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized (as discussed below under "The Bank") and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

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

Employees
     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 1999, the Bank had 143 full-time employees, including 29 officers, and 62 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries
     The Bank has three wholly-owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $133.9 million and $134.1 million, respectively, at December 31, 1999.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $630 thousand at December 31, 1999.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of March 4, 2000 are as follows:

Name                           Age        Office

Gerard H. Brandi               51         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

David F. Carroll               52         Vice President of the Bank

Reginald E. Cormier            52         Senior Vice President, Treasurer and
                                          Chief Financial Officer of the
                                          Company and the Bank

Thomas J. Queeney              37         Vice President and Senior Trust
                                          Officer of the Bank

Donald R. Washburn             56         Senior Vice President of the Bank

Donna H. West                  54         Senior Vice President of the Bank
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

     Reginald E. Cormier. Mr. Cormier joined the Bank as Treasurer in September, 1987 and served in this capacity until his promotion to Vice President, Treasurer and Chief Financial Officer in January, 1995. In December 1999, he was promoted to Senior Vice President, Treasurer and Chief Financial Officer.

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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, two operations facilities and seven of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 1999, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                    Owned   Lease       Renewal
                                                    or      Expiration  Option
Location                                            Leased  Date        Through

MAIN OFFICE:  123 Haven Street, Reading, MA          Owned   ----        ----
BRANCH        296 Chelmsford Street, Chelmsford, MA  Leased  (2)         ----
 OFFICES:     17 North Road, Chelmsford, MA          Leased  (2)         (1)
              45 Broadway Road, Dracut, MA           Leased  2002        ----
              738 Broadway, Everett, MA              Owned   ----        ----
              50 Central Street, Lowell, MA          Owned   ----        ----
              755 Lakeview Avenue, Lowell, MA        Owned   ----        ----
              4110 Mystic Valley Pkwy, Medford, MA   Leased  2001        ----
              476 Main Street, Melrose, MA           Owned   ----        ----
              27 Melrose Street, Towers Plaza,
                 Melrose, MA                         Leased  2004        2014
              240 Main Street, Stoneham, MA          Leased  2003        ----
              1800 Main Street, Tewksbury, MA        Owned   ----        ----
              203 Littleton Road, Westford, MA       Owned   ----        ----
              370 Main Street, Wilmington, MA        Owned   ----        ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                      Leased  2006        ----
OPERATIONS
 FACILITIES:  159 Haven Street, Reading, MA          Owned   ----        ----
              169 Haven Street, Reading, MA          Owned   ----        ----
              11 North Road, Chelmsford, MA          Leased  (2)         (1)

(1) The Bank has an option to purchase in the year 2000.
(2) The Bank is a tenant at will.

Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 1999, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 1999 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the captions "Asset and Liability Management", "Interest Rate Risk" and "Other Market Risks" included in Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG LLP, contained in the Registrant's 1999 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 52 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

     The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in Note 5 of the Consolidated Financial Statements under the caption "Loans" in the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements

                                                              Reference to 1999
                                                                Annual Report
                                                               to Stockholders
                                                                   (Pages)

Independent Auditors' Report                                         25
Consolidated balance sheets at December 31,
  1999 and 1998                                                      26
Consolidated statements of income for the three
  years ended December 31, 1999                                      27
Consolidated statements of cash flows for the three
  years ended December 31, 1999                                   28-29
Consolidated statements of changes in stockholders'
  equity for the three years ended December 31,
  1999                                                               30
Notes to consolidated financial statements                        31-52


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

     4.1              Shareholder Rights Agreement dated as of
                      January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent - incorporated herein by reference to the Exhibit to the Company's Current Report on Form 8-K dated as of January 20, 2000.

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

    13 1999 Annual Report to Stockholders - except for those portions of the 1999 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 1999 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

    22 Subsidiaries of the Registrant - A list of subsidiaries of the Registrant is attached hereto as Exhibit 22 to this Annual Report.

    23                Independent Accountants' Consent.

    (b)               Reports on Form 8-K
                      No reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K.

    (c) Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

    (d)               Not applicable.

    27                Financial Data Schedule

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




/s/Gerard H. Brandi            Chairman, President,
----------------------         Chief Executive Officer and
Gerard H. Brandi               Director                         March 8, 2000
                                                                -------------


/s/Reginald E. Cormier         Senior Vice President, Treasurer
----------------------         and Chief Financial Officer
Reginald E. Cormier           (Principal Financial and
                               Accounting Officer)              March 8, 2000
                                                                -------------


/s/Samuel Altschuler           Director                         March 14, 2000
----------------------                                          -------------
Samuel Altschuler


/s/Mathias B. Bedell           Director                         March 8, 2000
----------------------                                          -------------
Mathias B. Bedell


/s/Allan S. Bufferd            Director                         March 10, 2000
----------------------                                          --------------
Allan S. Bufferd



                               Director
----------------------
Peter W. Carr


/s/Alexander S. Costello       Director                         March 13, 2000
----------------------                                          --------------
Alexander S. Costello

/s/Robert S. Cummings          Director                          March 8, 2000
----------------------                                           -------------
Robert S. Cummings



/s/Leonard Lapidus             Director                         March 10, 2000
----------------------                                          --------------
Leonard Lapidus



/s/Stephen E. Marshall         Director                          March 8, 2000
----------------------                                           -------------
Stephen E. Marshall



/s/Nancy L. Pettinelli          Director                        March 13, 2000
----------------------                                          --------------
Nancy L. Pettinelli



/s/Herbert G. Schurian          Director                        March 10, 2000
----------------------                                          --------------
Herbert G. Schurian



/s/Donald B. Stackhouse         Director                         March 8, 2000
----------------------                                           -------------
Donald B. Stackhouse