Form 10-Q
period 2000-03-31
MASSBANK CORP
filed 2000-05-11
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

        /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
               Outstanding at April 30, 2000: 3,255,693 shares.

                       MASSBANK CORP. AND SUBSIDIARIES
                                    INDEX


                        PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             March 31, 2000 (unaudited) and December 31, 1999                3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 2000 and 1999              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 2000 (unaudited)
             and the year ended December 31, 1999                       5 -  6

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2000 and 1999         7 -  8

           Condensed Notes to the Consolidated Financial Statements     9 - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 27


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         27



                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  28

ITEM 2.  Changes in Securities                                              28

ITEM 3.  Defaults Upon Senior Securities                                    28

ITEM 4.  Submission of Matters to a Vote of Security Holders                28

ITEM 5.  Other Information                                                  28

ITEM 6.  Exhibits and Reports on Form 8-K                                   28


Signature Page                                                              29

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                         March 31,    December 31,
	                                                           2000          1999
                                                        (unaudited)
Assets:
Cash and due from banks                                  $  9,713      $ 10,476
Short-term investments (Note 3)                           133,451       110,928
________________________________________________________________________________
    Total cash and cash equivalents                       143,164       121,404
Interest-bearing deposits in banks                          3,290         3,841
Securities held to maturity, at amortized cost
  (market value of $230 in 2000 and 1999)                     230           230
Securities available for sale, at market value (amortized
  cost of $445,223 in 2000 and $453,844 in 1999)          444,423       457,502
Trading securities, at market value                         1,115         6,042
Loans: (Note 4)
  Mortgage loans                                          285,712       288,580
  Other loans                                              36,438        36,785
  Less: allowance for loan losses                          (2,569)       (2,555)
________________________________________________________________________________
    Net loans                                             319,581       322,810
Premises and equipment                                      4,046         4,127
Real estate acquired through foreclosure                       --            62
Accrued interest receivable                                 5,083         5,045
Goodwill                                                    1,264         1,288
Deferred income tax asset, net                              1,593           292
Other assets                                                1,890         2,073
________________________________________________________________________________
    Total assets                                         $925,679      $924,716
Liabilities and Stockholders' Equity:
Deposits                                                 $820,604      $818,057
Escrow deposits of borrowers                                1,552         1,477
Employee stock ownership plan liability                       468           468
Accrued income taxes payable                                1,136            --
Deferred income taxes payable                                  --           199
Other liabilities                                           2,780         3,036
________________________________________________________________________________
    Total liabilities                                     826,540       823,237
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,408,382 and
     7,407,432 shares issued, respectively                  7,408         7,407
  Additional paid-in capital                               60,734        60,591
  Retained earnings                                        87,769        85,873
________________________________________________________________________________
                                                          155,911       153,871
  Accumulated other comprehensive income: (Note 5)
    Net unrealized gains on securities
      available for sale, net of tax effect                  (711)        1,966
  Treasury stock at cost, 4,157,289 and
      4,096,189 shares, respectively                      (55,593)      (53,890)
  Common stock acquired by ESOP                              (468)         (468)
________________________________________________________________________________
    Total stockholders' equity                             99,139       101,479
________________________________________________________________________________
    Total liabilities and stockholders' equity           $925,679      $924,716

See accompanying condensed notes to consolidated financial statements.

                          MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                                 March 31,
(In thousands except share data)                             2000        1999
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 5,010      $ 5,125
  Other loans                                                 716          435
  Securities available for sale:
    Mortgage-backed securities                              4,810        4,455
    Other securities                                        2,405        2,107
  Trading securities                                           41          270
  Federal funds sold                                        1,500        1,663
  Other investments                                           228          318
______________________________________________________________________________
    Total interest and dividend income                     14,710       14,373
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,421        8,233
______________________________________________________________________________
    Total interest expense                                  8,421        8,233
______________________________________________________________________________
    Net interest income                                     6,289        6,140
Provision for loan losses                                      15           50
______________________________________________________________________________
    Net interest income after provision for loan losses     6,274        6,090
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                174          178
  Gains on securities, net                                    967        1,378
  Other                                                       171          185
______________________________________________________________________________
    Total non-interest income                               1,312        1,741
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,820        1,869
  Occupancy and equipment                                     572          547
  Data processing                                             128          125
  Professional services                                       168          114
  Advertising and marketing                                    55           48
  Amortization of intangibles                                  82           80
  Other                                                       355          385
______________________________________________________________________________
    Total non-interest expense                              3,180        3,168
______________________________________________________________________________
    Income before income taxes                              4,406        4,663
Income tax expense                                          1,578        1,750
______________________________________________________________________________
    Net income                                            $ 2,828      $ 2,913
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,263,124    3,450,888
  Diluted                                               3,337,359    3,567,313
Earnings per share (in dollars):
  Basic                                                   $  0.87      $  0.84
  Diluted                                                    0.85         0.82

See accompanying condensed notes to consolidated financial statements.

                                            MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Three Months Ended March 31, 2000 (unaudited)
                                           (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1999                  $7,407    $60,591    $85,873    $(53,890)    $ 1,966        $(468)  $101,479
  Net Income                                      --         --      2	,828          --          --           --      2,828
  Other comprehensive (loss),
  net of tax:
    Unrealized losses on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (2,677)          --     (2,677)
                                                                                                                     _____
  Comprehensive income                                                                                                 151
  Cash dividends declared and paid
  ($0.285 per share)                              --         --       (934)         --          --           --       (934)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          2          --          --           --          2
  Amortization of ESOP shares
    committed to be released                      --         22         --          --          --           --         22
  Purchase of Company stock for
    deferred compensation plan                    --        112         --        (112)         --           --         --
  Purchase of treasury stock                      --         --         --      (1,591)         --           --     (1,591)
  Exercise of stock options
    and related tax benefits                       1          9         --          --          --           --         10
___________________________________________________________________________________________________________________________

Balance at March 31, 2000                     $7,408    $60,734    $87,769    $(55,593)    $  (711)       $(468)  $ 99,139


See accompanying condensed notes to consolidated financial statements.

                                             MASSBANK CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Year Ended December 31, 1999 (unaudited)
                                             (In thousands except share data)

                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1998                  $7,384    $60,003    $78,308    $(46,272)    $11,691        $(625)  $110,489
  Net income                                      --         --     11,311          --          --           --     11,311
  Other comprehensive (loss), net of tax:
    Unrealized (losses) on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (9,725)          --     (9,725)
                                                                                                                    ______
  Comprehensive income                                                                                               1,586
  Cash dividends declared and paid
    ($1.11 per share)                             --         --     (3,759)         --          --           --     (3,759)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --         13          --          --           --         13
  Net decrease in liability to ESOP               --         --         --          --          --          157        157
  Amortization of ESOP shares
    committed to be released                      --        163         --          --          --           --        163
  Purchase of treasury stock                      --         --         --      (7,618)         --           --     (7,618)
  Exercise of stock options
    and related tax benefits                      23        425         --          --          --           --        448
__________________________________________________________________________________________________________________________

Balance at December 31, 1999                  $7,407    $60,591    $85,873    $(53,890)    $ 1,966        $(468)  $101,479


See accompanying condensed notes to consolidated financial statements.

                             MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                          2000       1999
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 2,828    $ 2,913
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          233        230
    Loan interest capitalized                                               (9)       (16)
    Amortization of ESOP shares committed to be released                    22         45
    (Increase) decrease in accrued interest receivable                     (38)       482
    (Decrease) increase in other liabilities                              (307)       349
    Increase in current income taxes payable                             1,428        809
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (194)      (333)
    Net trading securities activity                                      5,111     15,250
    Gains on securities available for sale, net                           (749)    (1,320)
    Gains on trading securities, net                                      (218)       (58)
    (Decrease) increase in deferred mortgage loan
      origination fees, net of amortization                                (32)        24
    Deferred income tax benefit                                            (12)       (36)
    Decrease (increase) in other assets                                     98       (203)
    Provision for loan losses                                               15         50
    Gains on sales of real estate acquired through foreclosure              (8)        --
    Increase in escrow deposits of borrowers                                75        108
__________________________________________________________________________________________
        Net cash provided by operating activities                        8,243     18,294
__________________________________________________________________________________________
Cash flows from investing activities:
    Proceeds from maturities of term federal funds                          --     25,000
    Net decrease in interest bearing bank deposits                         551        522
    Proceeds from sales of investment securities available for sale     11,662     18,112
    Proceeds from maturities of investment securities
      available for sale                                                15,000     22,800
    Purchases of investment securities
      available for sale                                               (24,173)   (61,391)
    Purchases of mortgage-backed securities                             (3,904)   (12,297)
    Principal repayments of mortgage-backed securities                  11,148     23,069
    Principal repayments of securities held to maturity                     --          5
    Principal repayments of securities available for sale                    1         40
    Loans originated                                                    (7,038)   (24,637)
    Loan principal payments received                                    10,281     17,797
    Loans purchased                                                         --       (345)
    Purchases of premises & equipment                                      (58)       (65)
    Proceeds from sales of real estate acquired through foreclosure         70         86
__________________________________________________________________________________________
        Net cash provided by investing activities                       13,540      8,696
__________________________________________________________________________________________

                             MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                       Three Months Ended
                                                                            March 31,
                                                                        2000         1999
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase (decrease) in deposits                                  2,489     (2,085)
    Payments to acquire treasury stock                                  (1,703)    (2,067)
    Purchase of Company stock for deferred compensation plan               112         --
    Issuance of common stock under stock option plan                        10         18
    Dividends paid on common stock                                        (934)      (936)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    3          3
__________________________________________________________________________________________
      Net cash used in financing activities                                (23)    (5,067)
__________________________________________________________________________________________
      Net increase in cash and cash equivalents                         21,760     21,923
    Cash and cash equivalents at beginning of period                   121,404    154,814
__________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $143,164   $176,737
__________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $ 8,455    $ 8,238
    Cash paid during the period for taxes, net of refunds                  160        974
    Purchases of securities executed but not settled at
      beginning of period which settled during the period                  117        129
    Sales of securities executed but not settled at
      beginning of period which settled during the period                  202        583
Non-cash transactions:
    SFAS 115:
      Decrease in accumulated other comprehensive income                (2,677)    (2,198)
      Decrease in deferred tax liabilities                              (1,780)    (1,744)
    Purchases of securities executed but not settled at end of period      797         --
    Sales of securities executed but not settled at end of period          747         --
__________________________________________________________________________________________

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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2000 and December 31, 1999, and its operating results for the three months ended
March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                   At                  At
(In thousands)                              March 31, 2000     December 31, 1999
________________________________________________________________________________
  Federal funds sold (overnight)               $103,555             $ 86,211
  Term federal funds sold (with
    original maturities of 90 days
    or less)                                     20,000                   --
  Money market funds                              9,896               24,717
________________________________________________________________________________
    Total short-term investments               $133,451             $110,928
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At March 31, 2000, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $1,324,000 and commitments under existing home equity lines of credit and other loans of approximately $31,652,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 2000, the Company had a performance standby letter of credit conveyed to others in the amount of $468,000 which is also not reflected on the consolidated balance sheet.

(5)  Comprehensive Income
     Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

     The term "comprehensive income" describes the total of all components of comprehensive income including net income.

     The Company's other comprehensive income and related tax effect for the three months ended March 31, 2000 and the year ended December 31, 1999 is as follows:

                                                        For the Three Months Ended
                                                              March 31, 2000
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $ (3,708)      $1,458    $(2,250)
  Less: reclassification adjustment for
    gains realized in net income                       (749)         322       (427)
                                                     ______      ________     ______
  Net unrealized losses                              (4,457)       1,780     (2,677)
                                                     ______      ________     ______
  Other comprehensive loss                         $ (4,457)      $1,780    $(2,677)
                                                     ______      ________     _____

                                                          For the Year Ended
                                                          December 31, 1999
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $(12,171)     $ 4,716     $(7,455)
  Less: reclassification adjustment for
    gains realized in net income                     (3,954)       1,684      (2,270)
                                                     ______      ________     ______
  Net unrealized losses                             (16,125)       6,400      (9,725)
                                                     ______      ________     ______
  Other comprehensive loss                         $(16,125)     $ 6,400     $(9,725)
                                                     ______      ________     ______


                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     March 31, 2000


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


Results of Operations for the three months ended March 31, 2000

GENERAL
    For the quarter ended March 31, 2000, MASSBANK Corp. reported consolidated net income of $2,828,000 or $0.87 in basic earnings per share compared to net income of $2,913,000, or $0.84 in basic earnings per share in the first quarter of 1999. Diluted earnings per share in the recent quarter increased to $0.85 from $0.82 per share in last year's comparable period.

    The Company's earnings results for the recent quarter compared to the same quarter of 1999 reflect an increase in net interest income of $149,000, a decrease in the provision for loan losses of $35,000, and a decrease in the Company's effective income tax rate. These improvements were offset by a decrease in non-interest income of $429,000 and an increase of $12,000 in non-interest expense. Additionally, the earnings per share increase in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company's purchase of 213,482 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           March 31,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $105,390  $ 1,500   5.72%   $143,004  $ 1,663   4.72%
  Short-term investments (2)       16,262      226   5.56      26,252      313   4.84
  Investment securities           177,022    2,439   5.51     158,759    2,145   5.40
  Mortgage-backed securities      276,576    4,810   6.96     262,408    4,455   6.79
  Trading securities                3,279       41   5.04      25,280      270   4.33
  Mortgage loans (1)              286,909    5,010   6.98     288,215    5,125   7.11
  Other loans (1)                  36,658      716   7.79      21,327      435   8.26
__________________________________________________            ________________
    Total earning assets          902,096  $14,742   6.53%    925,245  $14,406   6.23%

Allowance for loan losses          (2,559)                     (2,456)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 899,537                     922,789

Other assets                       20,572                      19,689
__________________________________________________________________________________________
    Total assets                 $920,109                    $942,478
__________________________________________________________________________________________

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                           March 31,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 73,050  $   118   0.65%   $ 73,507  $   137   0.76%
  Savings                         350,417    2,977   3.42     347,663    2,914   3.40
  Time certificates of deposit    394,011    5,326   5.44     400,339    5,182   5.25
__________________________________________________            ________________
    Total deposits                817,478    8,421   4.14     821,509    8,233   4.06

Other liabilities                   3,302                      10,397
__________________________________________________________________________________________
    Total liabilities             820,780                     831,906
Stockholders' equity               99,329                     110,572
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $920,109                    $942,478
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,321                       6,173
Less adjustment of tax-exempt
  interest income                               32                          33
__________________________________________________________________________________________
Net interest income                        $ 6,289                     $ 6,140
__________________________________________________________________________________________
Interest rate spread                                 2.39%                       2.17%
__________________________________________________________________________________________
Net interest margin (3)                              2.80%                       2.67%
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

Net Interest Income
     The Company's net interest income was $6,289,000 for the first quarter of 2000, an increase of $149,000 over the same quarter a year ago. The recent quarter's increase in net interest income reflects an improvement in the Company's net interest margin. The Company's net interest margin increased to 2.80% in the first quarter of 2000 from 2.67% in the first quarter of the prior year. This improvement was partially offset by a decrease in the Company's average earning assets. Average earning assets in the recent quarter were $902.1 million, down from $925.2 million in the first quarter of 1999.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2000, increased to $14,742,000 from $14,406,000 for the three months ended March 31, 1999. The increase in interest income resulted from an improvement in yield on the Company's average earning assets partially offset by a decrease in average earning assets, as noted above. As reflected in the table on page 12 of this report, the yield on average earning assets in the first quarter of 2000 improved 30 basis points to 6.53% from 6.23% in the same quarter of 1999. The Federal Reserve Bank has raised the Federal Funds rate by 0.25% five times in the last twelve months, raising the rate from 4.75% to 6.00%. This increase, because of the Bank's high volume of Federal Funds sold, has helped to improve the overall yield on MASSBANK's earning assets.

Interest Expense
     Total interest expense for the three months ended March 31, 2000 was $8,421,000, up from $8,233,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 13, decreased $4.0 million or less than 1/2 of 1% to $817.5 million in the first quarter of 2000, from $821.5 million in the first quarter of 1999. The increase in interest expense resulted from an increase in average cost of funds partially offset by the decrease in interest expense resulting from the lower deposit volume. The Company's average cost of funds for the three months ended March 31, 2000 was 4.14%, up from 4.06% for the comparable period in 1999.

Provision for Loan Losses
     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the first quarter of 2000 was $15,000 compared to $50,000 in the first quarter of 1999. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including the risk characteristics of the loan portfolio, underlying collateral, current and anticipated economic conditions, and trends in loan delinquencies and charge-offs. At March 31, 2000, the allowance for loan losses was $2,569,000 representing 348.1% of nonaccrual loans. The Bank's nonaccrual loans totaled $738,000 at March 31, 2000 compared to $732,000 a year earlier. Net charge-offs for the recent quarter were $1,000 compared to zero net-charge-offs for the same quarter last year. Management believes that the allowance for loan losses as of March 31, 2000 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased by $429,000 to $1,312,000 for the recent quarter, from $1,741,000 for the comparable quarter of the prior year. This decrease is due essentially to lower net securities gains in the first quarter of 2000.

     Net gains on securities totaled $967,000 in the first quarter of this year compared to $1,378,000 in the first quarter of last year. Realized gains on the sale of equity securities totaled $1,144,000 for the three months ended
March 31, 2000. These gains, however, were partially offset by net losses realized on the sale of debt securities of $180,000. The Bank also recorded a mark-to-market gain of $3,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $174,000 and $171,000, respectively, in the first quarter of 2000 compared to $178,000 and $185,000, respectively, in the first quarter of 1999.

Non-Interest Expense
     Non-interest expense increased $12,000 to $3,180,000 in the first quarter of 2000, from $3,168,000 in the same quarter of the prior year. This increase is due largely to an increase in professional services expense.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $49,000 or 2.6% in the first quarter of 2000 to $1,820,000 from $1,869,000 in the first quarter of the prior year. This decrease is due essentially to a reduction of $50,000 in the Company's net periodic pension cost for the recent quarter.

     Occupancy and equipment expense increased by 4.6% or $25,000 to $572,000 in the first quarter of 2000. This increase reflects an increase in the cost of utilities and higher building maintenance and repair expenses.

     Professional services expense increased by $54,000 or 47.4% to $168,000 in the recent quarter, from $114,000 for the same quarter last year. This increase is due to higher legal fees.

     All other expenses combined, consisting of data processing, advertising and marketing, amortization of intangibles and other expenses, decreased by $18,000 from $638,000 for the three months ended March 31, 1999 to $620,000 for the three months ended March 31, 2000.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,578,000 in the first quarter of 2000, a decrease of $172,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a reduction in the Company's effective income tax rate. The Company's income before income taxes was $4,406,000 in the recent quarter compared to $4,663,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2000 was 35.8% down from 37.5% for the three months ended March 31, 1999. The decrease in effective income tax rate is due in part to the increased investment income generated by the Bank's two security corporation subsidiaries which are taxed at a lower rate than the Bank for state income tax purposes.

Financial Condition
     The Company's total assets increased by $1.0 million to $925.7 million at March 31, 2000 from $924.7 million at December 31, 1999. The increase in total assets reflects an increase in total investments and other assets of $4.0 million and $0.2 million, respectively, partially offset by a decrease in total loans of $3.2 million.

     Total investments consisting of investment securities, interest-bearing bank deposits and other short-term investments increased from $578.5 million at December 31, 1999 to $582.5 million at March 31, 2000. The mix of the Company's investments also changed during the recent quarter. Short-term investments increased by $22.5 million, while the Company's securities available for sale, trading account and interest bearing bank deposits declined by $13.1 million, $4.9 million and $0.5 million, respectively.

     The Bank's total loan portfolio at March 31, 2000, prior to the allowance for loan losses, amounted to $322.2 million compared to $325.4 million at December 31, 1999. The decrease in the loan portfolio reflects a decline in the Bank's loan originations this past quarter. Higher market interest rates during the recent quarter compared to the first quarter of 1999 significantly reduced the demand for mortgage refinancings resulting in lower loan originations for the bank. Loan originations were $7.0 million in the first quarter of 2000 compared to $24.6 million in the first quarter of last year.

     Total deposits were $820.6 million at March 31, 2000 reflecting an increase of $2.5 million from $818.1 million at year-end 1999.

     Total stockholders' equity declined to $99.1 million at March 31, 2000 from $101.5 million at December 31, 1999. The decrease results primarily from a reduction in net unrealized gains, net of tax effect, on the Company's available for sale securities in the amount of $2.7 million, and the cost of the treasury stock that the Company repurchased during the first quarter of 2000 in the amount of $1.7 million. These decreases were partially offset by an increase in retained earnings and additional paid-in capital of $1.9 million and $0.1 million, respectively. As a result, the Company's book value per share at March 31, 2000 decreased to $30.46, from $30.65 at year-end 1999.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, and interest-bearing bank deposits equalled $582.5 million at March 31, 2000, up $4.0 million from $578.5 million at year-end 1999. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $21.2 million as of March 31, 2000, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $272.7 million at March 31, 2000 versus $282.3 million at year-end 1999.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  March 31,        December 31,
(In thousands)                                      2000             1999
                                               _____________      ____________

U.S. Treasury obligations                        $    --            $ 4,956
Investments in mutual funds                        1,084              1,086
Equity securities                                     31                 --
                                                 _______            _______
    Total                                        $ 1,115            $ 6,042

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at March 31, 2000 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At March 31, 2000                Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $139,539    $     37     $ (1,070)   $138,506
    U.S. Government agency obligations        12,147          --         (114)     12,033
__________________________________________________________________________________________
      Total                                  151,686          37       (1,184)    150,539
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           35,958          95         (715)     35,338
      Federal Home Loan Mortgage
        Corporation                          235,342         108       (5,928)    229,522
      Federal National Mortgage
        Association                            3,504          48          (43)      3,509
      Collateralized mortgage
        obligations                            4,329          14          (41)      4,302
__________________________________________________________________________________________
      Total mortgage-backed securities       279,133         265       (6,727)    272,671
__________________________________________________________________________________________
      Total debt securities                  430,819         302       (7,911)    423,210
__________________________________________________________________________________________
  Equity securities                           14,404       7,600         (791)     21,213
__________________________________________________________________________________________
      Total securities available for sale    445,223    $  7,902     $ (8,702)   $444,423
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                          (800)
__________________________________________________________________________________________
      Total securities available
        for sale, net                        444,423
__________________________________________________________________________________________

      Total investment securities, net      $444,653
__________________________________________________________________________________________

Trading securities                          $  1,142                             $  1,115
__________________________________________________________________________________________

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)
     The amortized cost and estimated market value of investment securities at December 31, 1999 with gross unrealized gains and losses, follows:

__________________________________________________________________________________________
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At December 31, 1999             Cost        Gains       Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $138,518    $    122     $ (1,025)   $137,615
    U.S. Government agency obligations        16,143          --         (128)     16,015
__________________________________________________________________________________________
      Total                                  154,661         122       (1,153)    153,630
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           38,061         251         (490)     37,822
      Federal Home Loan Mortgage
        Corporation                          239,607         311       (4,028)    235,890
      Federal National Mortgage
        Association                            3,951          74          (45)      3,980
      Collateralized mortgage
        obligations                            4,649          16          (22)      4,643
__________________________________________________________________________________________
      Total mortgage-backed securities       286,268         652       (4,585)    282,335
__________________________________________________________________________________________
      Total debt securities                  440,929         774       (5,738)    435,965
__________________________________________________________________________________________
  Equity securities                           12,915       8,985         (363)     21,537
__________________________________________________________________________________________
      Total securities available for sale    453,844    $  9,759     $ (6,101)   $457,502
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         3,658
__________________________________________________________________________________________
      Total securities available
        for sale, net                        457,502
__________________________________________________________________________________________
      Total investment securities, net      $457,732
__________________________________________________________________________________________
Trading securities                          $  6,072                             $  6,042
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at March 31, 2000 and December 31, 1999 are as follows:


                                                             March 31, 2000
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 53,878   $ 53,729      $    --     $    --
After 1 year but within 5 years                 94,691     93,768          230         230
After 5 years but within 10 years                2,967      2,898           --          --
After 15 years                                     150        144           --          --
                                              ________    _______       ______      ______
                                               151,686    150,539          230         230
Mortgage-backed securities                     279,133    272,671           --          --
                                              ________    _______       ______      ______
                                              $430,819   $423,210      $   230     $   230

                                                             December 31, 1999
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 59,837   $ 59,796      $    --     $    --
After 1 year but within 5 years                 91,707     90,818          230         230
After 5 years but within 10 years                2,966      2,871           --          --
After 15 years                                     151        145           --          --
                                              ________    _______       ______      ______
                                               154,661    153,630          230         230
Mortgage-backed securities                     286,268    282,335           --          --
                                              ________    _______       ______      ______
                                              $440,929   $435,965      $   230     $   230

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                 March 31, 2000         December 31, 1999
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $283,298               $287,169
  Commercial                                         3,380                  2,471
  Construction                                         308                    232
_______________________________________________________________________________________
                                                   286,986                289,872
Add:  Premium on loans                                 145                    159
Less: Deferred mortgage loan origination fees       (1,419)                (1,451)
_______________________________________________________________________________________
      Total mortgage loans                         285,712                288,580

Other loans:
  Consumer:
    Installment                                      1,417                  1,418
    Guaranteed education                             6,888                  7,037
    Other secured                                    1,263                  1,318
    Home equity lines of credit                     11,601                 11,737
    Unsecured                                          219                    225
_______________________________________________________________________________________
      Total consumer loans                          21,388                 21,735
  Commercial                                        15,050                 15,050
_______________________________________________________________________________________
      Total other loans                             36,438                 36,785
_______________________________________________________________________________________
      Total loans                                 $322,150               $325,365
_______________________________________________________________________________________

     The Bank's loan portfolio decreased $3.2 million during the first three months of 2000, from $325.4 million at December 31, 1999 to $322.2 million at March 31, 2000. The decrease was primarily in the residential 1-4 family mortgage loan category.

     Loan originations decreased by $17.6 million to $7.0 million in the first three months of 2000 compared to $24.6 million in the first three months of last year.


NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at March 31, 2000 and 1999, and December 31, 1999:


                                              At             At             At
                                          March 31,    December 31,     March 31,
(In thousands)                               2000           1999           1999
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   738        $   795       $   732
Real estate acquired through foreclosure       --             62            --
____________________________________________________________________________________
Total non-performing assets               $   738        $   857       $   732
____________________________________________________________________________________
Allowance for loan losses                 $ 2,569        $ 2,555       $ 2,500
Allowance as a percent of
  non-accrual loans                         348.1 %        321.4 %       341.5 %
Allowance as a percent of
  non-performing assets                     348.1 %        298.1 %       341.5 %
Non-accrual loans as a percent
  of total loans                              0.23%          0.24%         0.23%
Non-performing assets as a percent
  of total assets                             0.08%          0.09%         0.08%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 1999 to March 31, 2000 as noted in the table above. The principal balance of non-accrual loans was down to $738,000, or approximately one-quarter of 1% of total loans at March 31, 2000.

     The Bank did not have any impaired loans as of March 31, 2000.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                             2000         1999
________________________________________________________________________________
                                                               (In thousands)

Balance at beginning of period                           $ 2,555        $ 2,450
Provision for loan losses                                     15             50
Recoveries of loans previously charged-off                     1              1
Less:  Charge-offs                                            (2)            (1)
________________________________________________________________________________

Balance at end of period                                 $ 2,569        $ 2,500
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

     At March 31, 2000 the balance of the allowance for loan losses was $2,569,000 representing 348.1% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $2.5 million to $820.6 million at March 31, 2000 from $818.1 million at December 31, 1999.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:


                                                March 31,        December 31,
                                                  2000               1999
______________________________________________________________________________
                                                       (In thousands)

Demand and NOW                                 $ 76,162            $ 72,938
Savings and money market accounts               350,571             353,090
Time certificates of deposit                    394,300             392,516
Deposit acquisition premium,
  net of amortization                              (429)               (487)
______________________________________________________________________________

    Total deposits                             $820,604            $818,057
______________________________________________________________________________


Recent Accounting Developments

     "Accounting for Derivative Instruments and Hedging Activities"
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 as of January 1, 2001. The Statements are not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2000 the Bank had $103.6 million or 11.2% of total assets and $150.5 million or 16.3% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2000, the Bank had a leverage Tier I capital to total assets ratio of 10.59%, a Tier I capital to risk-weighted assets ratio of 32.09% and a total capital to risk-weighted assets ratio of 33.94%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.60%, Tier I capital to risk-weighted assets of 32.13% and total capital to risk-weighted assets of 33.98% at March 31, 2000.

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


             Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Liquidity
     See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 1999 Annual Report on Form 10-K.

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2000, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits:
                 1. Exhibit No. 11.1: Statement regarding computation of per share earnings.
                 2.  Exhibit No. 27:  Financial Data Schedule.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   May 11, 2000                               /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   May 11, 2000                               /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO