Form 10-Q
period 2000-06-30
MASSBANK CORP
filed 2000-08-10
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

        /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2000
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
               Outstanding at July 31, 2000: 3,248,943 shares.

                       MASSBANK CORP. AND SUBSIDIARIES
                                    INDEX


                        PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             June 30, 2000 (unaudited) and December 31, 1999                 3

           Consolidated Statements of Income (unaudited)
             for the three months ended June 30, 2000 and 1999               4
             and for the six months ended June 30, 2000 and 1999             5

           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 2000 (unaudited)
             and the year ended December 31, 1999                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the six months ended June 30, 2000 and 1999            8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 33


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         33



                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  34

ITEM 2.  Changes in Securities                                              34

ITEM 3.  Defaults Upon Senior Securities                                    34

ITEM 4.  Submission of Matters to a Vote of Security Holders                34

ITEM 5.  Other Information                                                  34

ITEM 6.  Exhibits and Reports on Form 8-K                                   34


Signature Page                                                              35

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                         June 30,    December 31,
                                                           2000          1999
                                                       (unaudited)
Assets:
Cash and due from banks                                  $ 11,163      $ 10,476
Short-term investments (Note 3)                           141,615       110,928
________________________________________________________________________________
    Total cash and cash equivalents                       152,778       121,404
Interest-bearing deposits in banks                          1,496         3,841
Securities held to maturity, at amortized cost
  (market value of $230 in 2000 and 1999)                     230           230
Securities available for sale, at market value (amortized
  cost of $442,058 in 2000 and $453,844 in 1999)          441,216       457,502
Trading securities, at market value                             2         6,042
Loans: (Note 4)
  Mortgage loans                                          280,926       288,580
  Other loans                                              36,698        36,785
  Less: allowance for loan losses                          (2,564)       (2,555)
________________________________________________________________________________
    Net loans                                             315,060       322,810
Premises and equipment                                      4,033         4,127
Real estate acquired through foreclosure                       --            62
Accrued interest receivable                                 4,813         5,045
Goodwill                                                    1,239         1,288
Accrued income tax asset, net                                 117           292
Deferred income tax asset, net                              1,695            --
Other assets                                                2,476         2,073
________________________________________________________________________________
    Total assets                                         $925,155      $924,716
Liabilities and Stockholders' Equity:
Deposits                                                 $819,812      $818,057
Escrow deposits of borrowers                                1,349         1,477
Employee stock ownership plan liability                       468           468
Deferred income taxes payable                                  --           199
Other liabilities                                           2,673         3,036
________________________________________________________________________________
    Total liabilities                                     824,302       823,237
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,412,132 and
     7,407,432 shares issued, respectively                  7,412         7,407
  Additional paid-in capital                               61,044        60,591
  Retained earnings                                        89,520        85,873
________________________________________________________________________________
                                                          157,976       153,871
  Accumulated other comprehensive income (loss): (Note 5)
    Net unrealized gains (losses) on securities
      available for sale, net of tax effect                  (681)        1,966
  Treasury stock at cost, 4,170,689 and
      4,096,189 shares, respectively                      (55,974)      (53,890)
  Common stock acquired by ESOP                              (468)         (468)
________________________________________________________________________________
    Total stockholders' equity                            100,853       101,479
________________________________________________________________________________
    Total liabilities and stockholders' equity           $925,155      $924,716

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                                 June 30,
(In thousands except share data)                             2000        1999
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 4,914      $ 5,138
  Other loans                                                 741          486
  Securities available for sale:
    Mortgage-backed securities                              4,748        4,360
    Other securities                                        2,380        2,258
  Trading securities                                           12           75
  Federal funds sold                                        2,002        1,704
  Other investments                                           118          324
______________________________________________________________________________
    Total interest and dividend income                     14,915       14,345
______________________________________________________________________________
Interest expense:
  Deposits                                                  8,621        8,215
______________________________________________________________________________
    Total interest expense                                  8,621        8,215
______________________________________________________________________________
    Net interest income                                     6,294        6,130
Provision for loan losses                                      15           60
______________________________________________________________________________
    Net interest income after provision for loan losses     6,279        6,070
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                172          178
  Gains on securities, net                                    886        1,131
  Other                                                       235          269
______________________________________________________________________________
    Total non-interest income                               1,293        1,578
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,649        1,893
  Occupancy and equipment                                     501          512
  Data processing                                             117          116
  Professional services                                       498          106
  Advertising and marketing                                    63           47
  Amortization of intangibles                                  83           83
  Other                                                       414          365
______________________________________________________________________________
    Total non-interest expense                              3,325        3,122
______________________________________________________________________________
    Income before income taxes                              4,247        4,526
Income tax expense                                          1,530        1,660
______________________________________________________________________________
    Net income                                            $ 2,717      $ 2,866
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,229,032    3,379,796
  Diluted                                               3,304,904    3,495,618
Earnings per share (in dollars):
  Basic                                                   $  0.84      $  0.85
  Diluted                                                    0.82         0.82

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                             Six months ended
                                                                 June 30,
(In thousands except share data)                             2000        1999
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 9,924      $10,263
  Other loans                                               1,457          921
  Securities available for sale:
    Mortgage-backed securities                              9,558        8,815
    Other securities                                        4,785        4,365
  Trading securities                                           53          345
  Federal funds sold                                        3,502        3,367
  Other investments                                           346          642
______________________________________________________________________________
    Total interest and dividend income                     29,625       28,718
______________________________________________________________________________
Interest expense:
  Deposits                                                 17,042       16,448
______________________________________________________________________________
    Total interest expense                                 17,042       16,448
______________________________________________________________________________
    Net interest income                                    12,583       12,270
Provision for loan losses                                      30          110
______________________________________________________________________________
    Net interest income after provision for loan losses    12,553       12,160
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                346          356
  Gains on securities, net                                  1,853        2,509
  Other                                                       406          454
______________________________________________________________________________
    Total non-interest income                               2,605        3,319
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            3,469        3,762
  Occupancy and equipment                                   1,073        1,059
  Data processing                                             245          241
  Professional services                                       666          220
  Advertising and marketing                                   118           95
  Amortization of intangibles                                 165          163
  Other                                                       769          750
______________________________________________________________________________
    Total non-interest expense                              6,505        6,290
______________________________________________________________________________
    Income before income taxes                              8,653        9,189
Income tax expense                                          3,108        3,410
______________________________________________________________________________
    Net income                                            $ 5,545      $ 5,779
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,246,078    3,415,146
  Diluted                                               3,321,132    3,531,267
Earnings per share (in dollars):
  Basic                                                   $  1.71      $  1.69
  Diluted                                                    1.67         1.64

See accompanying condensed notes to consolidated financial statements.

                                            MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  For The Six Months Ended June 30, 2000 (unaudited)
                                           (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME (LOSS)    BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1999                  $7,407    $60,591    $85,873    $(53,890)    $ 1,966        $(468)  $101,479
  Net Income                                      --         --      5	,545          --          --           --      5,545
  Other comprehensive (loss),
  net of tax:
    Unrealized losses on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --      (2,647)          --     (2,647)
                                                                                                                     _____
  Comprehensive income                                                                                               2,898
  Cash dividends declared and paid
  ($0.585 per share)                              --         --     (1,903)         --          --           --     (1,903)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          5          --          --           --          5
  Amortization of ESOP shares
    committed to be released                      --         45         --          --          --           --         45
  Purchase of Company stock for
    deferred compensation plan                    --        346         --        (346)         --           --         --
  Purchase of treasury stock                      --         --         --      (1,738)         --           --     (1,738)
  Exercise of stock options
    and related tax benefits                       5         62         --          --          --           --         67
___________________________________________________________________________________________________________________________

Balance at June 30, 2000                      $7,412    $61,044    $89,520    $(55,974)    $  (681)       $(468)  $100,853


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
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 For The Year Ended December 31, 1999 (unaudited)
                                             (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME (LOSS)    BY ESOP    TOTAL
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

                             MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                          2000       1999
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 5,545    $ 5,779
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          447        469
    Loan interest capitalized                                              (22)       (21)
    Amortization of ESOP shares committed to be released                    45         88
    Decrease in accrued interest receivable                                232         27
    (Decrease) increase in other liabilities                              (363)       217
    Increase (decrease) in current income taxes payable                    175       (944)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (422)      (547)
    Net trading securities activity                                      6,559     25,180
    Gains on securities available for sale, net                         (1,544)    (2,486)
    Gains on trading securities, net                                      (309)       (23)
    (Decrease) increase in deferred mortgage loan
      origination fees, net of amortization                                (70)        53
    Deferred income tax benefit                                            (42)       (94)
    Decrease (increase) in other assets                                    113       (217)
    Provision for loan losses                                               30        110
    Gains on sales of real estate acquired through foreclosure              (8)        --
    Gains on sales of premises and equipment                                --         (2)
    Decrease in escrow deposits of borrowers                              (128)       (88)
__________________________________________________________________________________________
        Net cash provided by operating activities                       10,238     27,501
__________________________________________________________________________________________
Cash flows from investing activities:
    Proceeds from maturities of term federal funds                          --     25,000
    Net decrease (increase) in interest bearing bank deposits            2,345     (1,516)
    Proceeds from sales of investment securities available for sale     22,122     41,968
    Proceeds from maturities of investment securities
      available for sale                                                25,000     42,800
    Purchases of investment securities
      available for sale                                               (44,000)  (109,866)
    Purchases of mortgage-backed securities                            (13,748)   (46,659)
    Principal repayments of mortgage-backed securities                  23,650     41,159
    Principal repayments of securities held to maturity                     --        124
    Principal repayments of securities available for sale                    2         41
    Loans originated                                                   (14,749)   (61,042)
    Loan principal payments received                                    22,535     34,514
    Loans purchased                                                         --       (345)
    Purchases of premises & equipment                                     (162)      (264)
    Proceeds from sales of real estate acquired through foreclosure         70         86
    Proceeds from sales of premises and equipment                           --          2
__________________________________________________________________________________________
        Net cash provided by (used in) investing activities             23,065    (33,998)
__________________________________________________________________________________________

                             MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                         2000        1999
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                             1,640      5,146
    Payments to acquire treasury stock                                  (2,084)    (3,905)
    Purchase of Company stock for deferred compensation plan               346         --
    Issuance of common stock under stock option plan                        67        156
    Dividends paid on common stock                                      (1,903)    (1,850)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    5          6
__________________________________________________________________________________________
      Net cash used in financing activities                             (1,929)      (447)
__________________________________________________________________________________________
      Net increase (decrease) in cash and cash equivalents              31,374     (6,944)
    Cash and cash equivalents at beginning of period                   121,404    154,814
__________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $152,778   $147,870
__________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $17,047    $16,454
    Cash paid during the period for taxes, net of refunds                2,965      4,402
    Purchases of securities executed but not settled at
      beginning of period which settled during the period                  117        129
    Sales of securities executed but not settled at
      beginning of period which settled during the period                  202        583
Non-cash transactions:
    SFAS 115:
      Decrease in accumulated other comprehensive income                (2,647)    (6,411)
      Decrease in deferred tax liabilities                              (1,853)    (4,326)
    Purchases of securities executed but not settled at end of period      100      6,038
    Sales of securities executed but not settled at end of period          701        755
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2000 and December 31, 1999, and its operating results for the three and six months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                   At                  At
(In thousands)                               June 30, 2000     December 31, 1999
________________________________________________________________________________
  Federal funds sold (overnight)               $140,142             $ 86,211
  Money market funds                              1,473               24,717
________________________________________________________________________________
    Total short-term investments               $141,615             $110,928
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At June 30, 2000, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $2,591,000 and commitments under existing home equity lines of credit and other loans of approximately $31,279,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 2000, the Company had a performance standby letter of credit conveyed to others in the amount of $468,000 which is also not reflected on the consolidated balance sheet.

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

     The Company's other comprehensive loss and related tax effect for the six months ended June 30, 2000 and the year ended December 31, 1999 is as follows:

                                                        For the Six Months Ended
                                                              June 30, 2000
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $ (2,956)      $1,192    $(1,764)
  Less: reclassification adjustment for
    gains realized in net income                     (1,544)         661       (883)
                                                     ______      ________     ______
  Net unrealized losses                              (4,500)       1,853     (2,647)
                                                     ______      ________     ______
  Other comprehensive loss                         $ (4,500)      $1,853    $(2,647)
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
                                                     ______      ________     ______


                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     June 30, 2000


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


Results of Operations for the three months ended June 30, 2000

GENERAL
    For the quarter ended June 30, 2000, MASSBANK Corp. reported consolidated net income of $2,717,000 or $0.84 in basic earnings per share ($0.82 diluted), compared to net income of $2,866,000, or $0.85 in basic earnings per share ($0.82 diluted) in the second quarter of 1999.

    The Company's second quarter 2000 earnings results include (net) non recurring charges of $363,000 representing professional service fees and other expenses incurred in protecting the Company's registered trademarks against infringement by another financial institution. The other financial institution attempted to use a trade name similar to MASSBANK and the Company took legal action. The dispute has been resolved and the parties involved have entered into a settlement agreement. The other financial institution has been permanently enjoined by the Federal District Court from using certain names or trade names that are similar to MASSBANK. Additionally, as part of the settlement agreement, MASSBANK received a payment in the amount of $100,000 that was applied against the expenses of $463,000 incurred in this case, resulting in net pre-tax charges of $363,000. These charges, on an after tax basis, reduced the Company's net income in the recent quarter by approximately $211,000 or $0.06 in diluted and basic earnings per share.

    Excluding the impact of non recurring charges, the Company's net income for the quarter ended June 30, 2000 was $2,928,000 or $0.90 in basic earnings per share ($0.88 diluted), compared to net income of $2,866,000 or $0.85 in basic earnings per share ($0.82 diluted) in the second quarter of 1999, representing an increase of 7.3% over the diluted earnings per share results of the prior year.

    The Company's earnings results for the recent quarter compared to the same quarter of 1999 reflect an increase in net interest income of $164,000 due to an improvement in net interest margin partially offset by a decrease in average earning assets, a decrease in the provision for loan losses of $45,000, and a decrease in the Company's effective income tax rate. These improvements were offset by a decrease in non-interest income of $285,000 due essentially to lower securities gains and an increase of $203,000 in non-interest expense due to
(net) non-recurring charges of $363,000 incurred by the Company in the aforementioned trademarks dispute. Additionally, the earnings per share results for the recent quarter were positively affected by the reduced number of average common shares outstanding as a result of the Company's purchase of 169,482 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           June 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $128,287  $ 2,002   6.26%   $146,374  $ 1,704   4.67%
  Short-term investments (2)        7,703      115   6.01      27,183      318   4.70
  Investment securities           173,306    2,409   5.56     170,281    2,291   5.38
  Mortgage-backed securities      270,231    4,748   7.03     258,589    4,360   6.74
  Trading securities                  860       12   5.32       5,967       75   5.05
  Mortgage loans (1)              282,942    4,914   6.95     294,180    5,138   6.99
  Other loans (1)                  36,545      741   8.10      23,984      486   8.12
__________________________________________________            ________________
    Total earning assets          899,874  $14,941   6.64%    926,558  $14,372   6.20%

Allowance for loan losses          (2,573)                     (2,502)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 897,301                     924,056

Other assets                       21,949                      19,963
__________________________________________________________________________________________
    Total assets                 $919,250                    $944,019

                                                    AVERAGE BALANCE SHEETS - (contined)
                                                      Three Months Ended
                                                           June 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 76,842  $   124   0.65%   $ 76,086  $   123   0.65%
  Savings                         345,497    2,929   3.40     352,506    2,991   3.40
  Time certificates of deposit    394,686    5,568   5.66     400,042    5,101   5.11
__________________________________________________            ________________
    Total deposits                817,025    8,621   4.23     828,634    8,215   3.98

Other liabilities                   3,108                       8,117
__________________________________________________________________________________________
    Total liabilities             820,133                     836,751
Stockholders' equity               99,117                     107,268
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $919,250                    $944,019
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,320                       6,157
Less adjustment of tax-exempt
  interest income                               26                          27
__________________________________________________________________________________________
Net interest income                        $ 6,294                     $ 6,130
__________________________________________________________________________________________
Interest rate spread                                 2.41%                       2.22%
__________________________________________________________________________________________
Net interest margin (3)                              2.81%                       2.66%
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

Net Interest Income
     The Company's net interest income was $6,294,000 for the second quarter of 2000, an increase of $164,000 over the same quarter a year ago. The recent quarter's increase in net interest income reflects an improvement in the Company's net interest margin. The Company's net interest margin increased to 2.81% in the second quarter of 2000 from 2.66% in the second quarter of the prior year. This improvement was partially offset by a decrease in the Company's average earning assets. Average earning assets in the recent quarter were $899.9 million, down from $926.6 million in the second quarter of 1999.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2000, increased to $14,941,000 from $14,372,000 for the three months ended June 30, 1999. The increase in interest income resulted from an improvement in yield on the Company's average earning assets partially offset by a decrease in average earning assets, as noted above. As reflected in the table on page 14 of this report, the yield on average earning assets in the second quarter of 2000 improved 44 basis points to 6.64% from 6.20% in the same quarter of 1999.

     The Federal Reserve Bank has raised the Federal Funds rate six times in the last twelve months, raising the rate from 4.75% to 6.50%. This increase, because of the Bank's high volume of Federal Funds sold, has helped to improve the overall yield on MASSBANK's earning assets. Also contributing to the increase in yield on earning assets were improvements in yield on the Bank's investment securities and other short-term investments. This is due essentially to the proceeds from sales and maturing securities being reinvested and earning higher returns, due to an increase in market interest rates in the last twelve months.

Interest Expense
     Total interest expense for the three months ended June 30, 2000 was $8,621,000, up from $8,215,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 15, decreased $11.6 million to $817.0 million in the second quarter of 2000, from $828.6 million in the second quarter of 1999. The increase in interest expense resulted from an increase in average cost of funds partially offset by the decrease in interest expense resulting from the lower deposit volume. The Company's average cost of funds for the three months ended June 30, 2000 was 4.23%, up from 3.98% for the comparable period in 1999.

Provision for Loan Losses
     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the second quarter of 2000 was $15,000 compared to $60,000 in the second quarter of 1999. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including the risk characteristics of the loan portfolio, underlying collateral, current and anticipated economic conditions, and trends in loan delinquencies and charge-offs. At June 30, 2000, the allowance for loan losses was $2,564,000 representing 269.0% of nonaccrual loans. The Bank's nonaccrual loans totaled $953,000 at June 30, 2000 compared to $959,000 a year earlier. Net charge-offs for the recent quarter were $20,000 compared to $2,000 in net-charge-offs for the same quarter last year. Management believes that the allowance for loan losses as of June 30, 2000 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased by $285,000 to $1,293,000 for the recent quarter, from $1,578,000 for the comparable quarter of the prior year. This decrease is due essentially to lower net securities gains in the second quarter of 2000.

     Net gains on securities totaled $886,000 in the second quarter of this year compared to $1,131,000 in the second quarter of last year. Realized gains on the sale of equity securities totaled $958,000 for the three months ended
June 30, 2000. These gains, however, were partially offset by net losses realized on the sale of debt securities of $100,000. The Bank also recorded a mark-to-market gain of $28,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $172,000 and $235,000, respectively, in the second quarter of 2000 compared to $178,000 and $269,000, respectively, in the second quarter of 1999.

     The decrease in other non-interest income reflects a decrease of $20,000 in income earned on the Bank's deferred compensation plan assets during the recent quarter compared to the same quarter last year. A corresponding reduction of $20,000 is also reflected in non-interest expense.

Non-Interest Expense
     Non-interest expense increased $203,000 to $3,325,000 in the second quarter of 2000, from $3,122,000 in the same quarter of the prior year. This increase is due largely to an increase of $363,000 in professional service fees and other expenses incurred by the Company in protecting its registered trademarks against infringement by another financial institution, as explained on page 13 of this Form 10-Q.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $244,000 or 12.9% in the second quarter of 2000 to $1,649,000 from $1,893,000 in the second quarter of the prior year. This decrease is due essentially to two items. (1) A decrease of $163,000 in accrued expenses resulting from a reduction in the estimated year-end payments to employees and officers under the Company's profit sharing and incentive compensation bonus plans. (2) A decrease of $50,000 in the Company's net periodic pension cost for the recent quarter. The estimated profit sharing and incentive compensation bonus expense for the recent quarter has been reduced due, in large part, to the non-recurring expenses that the Company incurred during the quarter in connection with the aforementioned trademarks dispute which reduced the Company's net income for the quarter.

     Occupancy and equipment expense decreased $11,000 to $501,000 in the second quarter of 2000. This decrease reflects a reduction in equipment expense of $30,000, due in part to lower equipment depreciation expense, partially offset by an increase of $19,000 in occupancy expense due to higher real estate taxes.

     Professional services expense increased by $392,000 or 369.8% to $498,000 in the recent quarter, from $106,000 for the same quarter last year. This increase is due essentially to the legal fees the Company incurred in connection with the aforementioned trademarks infringement dispute and an increase in legal fees incurred in connection with other business matters.

     All other expenses combined, consisting of data processing, advertising and marketing, amortization of intangibles and other expenses, increased $66,000 from $611,000 for the three months ended June 30, 1999 to $677,000 for the three months ended June 30, 2000. This is essentially the result of an increase in advertising and marketing expense of $16,000; postage expense of $23,000; deposit insurance of $17,000, and other expenses of $10,000.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,530,000 in the second quarter of 2000, a decrease of $130,000 when compared to the same quarter last year.
The decrease in income tax expense is due primarily to a decrease in income before income taxes and a reduction in the Company's effective income tax rate. The Company's income before income taxes was $4,247,000 in the recent quarter compared to $4,526,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2000 was 36.0% down from 36.7% for the three months ended June 30, 1999. The decrease in effective income tax rate is due in part to the increased investment income generated by the Bank's two security corporation subsidiaries which are taxed at a lower rate than the Bank for state income tax purposes.


Results of Operations for the six months ended June 30, 2000

General
     For the six months ended June 30, 2000, the Company reported consolidated net income of $5,545,000 or $1.71 in basic earnings per share ($1.67 per share on a diluted basis) compared to net income of $5,779,000 or $1.69 in basic earnings per share ($1.64 per share on a diluted basis) earned in the first half of 1999.

     Net income for the first six months of 2000 includes (net) non-recurring charges of $363,000 ($211,000 post tax) pertaining to the Company's trademarks infringement dispute with another financial institution. Excluding the impact of these charges, the Company's net income for the first half of 2000 was $5,756,000 or $1.77 in basic earnings per share ($1.73 diluted) compared to $5,779,000 or $1.69 in basic earnings per share ($1.64 diluted) for the same period in 1999.

     The Company's financial performance in the first six months of 2000 also reflects an improvement in net interest income of $313,000 due to an improvement in net interest margin partially offset by a decrease in average earning assets, a decrease in the provision for loan losses of $80,000, and a decrease in the Company's effective income tax rate. These improvements were offset by a decrease in non-interest income of $714,000 due essentially to lower securities gains and an increase of $215,000 in non-interest expense due to (net) non-recurring charges of $363,000 incurred by the Company in the aforementioned trademarks dispute. Additionally, the earnings per share results for the first half of 2000 were positively affected by the reduced number of average common shares outstanding as a result of the Company's purchase of 169,482 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                        Six Months Ended
                                                            June 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $116,839  $ 3,502   6.03%   $144,699  $ 3,367   4.69%
  Short-term investments (2)       11,982      341   5.71      26,720      632   4.77
  Investment securities           175,164    4,848   5.54     164,552    4,436   5.39
  Mortgage-backed securities      273,404    9,558   6.99     260,488    8,815   6.77
  Trading securities                2,069       53   5.10      15,570      345   4.47
  Mortgage loans (1)              284,926    9,924   6.97     291,214   10,263   7.05
  Other loans (1)                  36,601    1,457   7.95      22,662      921   8.18
__________________________________________________            ________________
    Total earning assets          900,985  $29,683   6.59%    925,905  $28,779   6.22%

Allowance for loan losses          (2,566)                     (2,479)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 898,419                     923,426

Other assets                       21,260                      19,827
__________________________________________________________________________________________
    Total assets                 $919,679                    $943,253

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                        Six Months Ended
                                                            June 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 74,946  $   242   0.65%   $ 74,804  $   261   0.70%
  Savings                         347,957    5,906   3.41     350,098    5,905   3.40
  Time certificates of deposit    394,348   10,894   5.56     400,189   10,282   5.18
__________________________________________________            ________________
    Total deposits                817,251   17,042   4.19     825,091   16,448   4.02

Other liabilities                   3,205                       9,251
__________________________________________________________________________________________
    Total liabilities             820,456                     834,342
Stockholders' equity               99,223                     108,911
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $919,679                    $943,253
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    12,641                      12,331
Less adjustment of tax-exempt
  interest income                               58                          61
__________________________________________________________________________________________
Net interest income                        $12,583                     $12,270
__________________________________________________________________________________________
Interest rate spread                                 2.40%                       2.20%
__________________________________________________________________________________________
Net interest margin (3)                              2.81%                       2.66%
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

Net Interest Income
     Net interest income totaled $12,583,000 for the six months ended June 30, 2000, compared to $12,270,000 for the same period in 1999. The $313,000 increase is primarily attributable to an improvement in the Company's net interest margin, partially offset by a decrease in average earning assets.

     The Company's net interest margin for the first six months of 2000 was 2.81% compared to 2.66% for the same period last year. Average earning assets for the six months ended June 30, 2000 decreased $24.9 million to $901.0 million from $925.9 million for the corresponding period in 1999.

     The Company's interest rate spread increased to 2.40% for the first six months of 2000, from 2.20% in the first six months of last year. The yield on the Company's average earning assets in the first half of 2000 increased by 37 basis points to 6.59% from 6.22% in the corresponding period of 1999. This increase was partially offset by an increase of 17 basis points in the Company's average cost of funds, from 4.02% for the six months ended June 30, 1999 to 4.19% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first half of 2000 was $30,000 compared to $110,000 for the same period in 1999. This decrease is essentially due to a decrease in the size of the Bank's loan portfolio and low net loan charge-offs. Loan charge-offs net of recoveries for the six months ended
June 30, 2000 and 1999 were $21,000 and $2,000, respectively.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first six months of 2000 decreased $714,000 to $2,605,000 compared to $3,319,000 for the same period of 1999. This decrease is essentially due to lower net securities gains. Net securities gains totaled $1,853,000 for the six months ended June 30, 2000 compared to $2,509,000 for the six months ended June 30, 1999. Deposit account service fees and other non-interest income combined decreased $58,000 to $752,000 for the first half of 2000 from $810,000 for the first half of 1999. This reduction is due primarily to a decrease of $20,000 in income earned on the Bank's deferred compensation plan assets during the first six months of 2000 compared to the same period last year, a decrease in loan prepayment penalties of $16,000, a decrease in deposit account service fees of $10,000 and a decrease in miscellaneous other non-interest income of $12,000.

     The Bank's non-interest expense also reflects a corresponding reduction of $20,000 in deferred compensation plan expense for the first half of 2000.

Non-Interest Expense
     Non-interest expense for the first half of 2000 increased $215,000 to $6,505,000 from $6,290,000 for the same period last year. This increase is due to (net) non-recurring charges of $363,000 that the Company incurred in the recent quarter in protecting its trademarks from infringement by another financial institution. The Company's non-interest expense for the first six months of 2000 excluding the aforementioned non-recurring charges decreased 2.4% or $148,000 to $6,142,000 from $6,290,000 for the comparable period last year. The decrease was due primarily to a decrease in salaries and employee benefits expenses.

     Salaries and employee benefits, the largest component of non-interest expense, decreased $293,000 or 7.8% to $3,469,000 for the first half of 2000 from $3,762,000 for the first half of last year. This reduction is primarily due to a decrease of $178,000 in the Company's profit sharing and deferred compensation plan expense, a decrease of $100,000 in the Company's net periodic pension cost and a decrease of $46,000 in the Company's Employee Stock Ownership Plan Expense. These reductions were partially offset by a decrease of $74,000 in deferred loan origination related salary expenses. A decrease in deferred expenses means that more loan origination related salary expenses are being reflected in the current period rather than being amortized over the life of the loans, because there are fewer loans being originated.

     All other expenses combined, consisting of occupancy and equipment, data processing, professional services, advertising and marketing, amortization of intangibles and other expenses totaled $3,036,000 for the first half of 2000, reflecting an increase of $508,000 over the $2,528,000 in expenses incurred for the same period last year. Excluding the net non-recurring charges of $363,000 incurred in connection with the Company's trademarks dispute, the Company's all other expenses combined increased $145,000 or 5.7% compared to the same period of 1999. This increase is due primarily to an increase of $90,000 in legal fees incurred by the Company in connection with other business matters.

Income Tax Expense
     The provision for federal and state income taxes decreased to $3,108,000 for the six months ended June 30, 2000 from $3,410,000 for the same period in 1999. This decrease is due primarily to a decrease in income before income taxes for the first half of 2000 and a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first half of 2000 is 35.9% compared to 37.1% for the same period a year ago.

Financial Condition
     The Company's total assets increased by $0.5 million to $925.2 million at June 30, 2000 from $924.7 million at December 31, 1999. The increase in total assets reflects an increase in total investments and other assets of $6.0 million and $2.2 million, respectively, partially offset by a decrease in total loans of $7.7 million.

     Total investments consisting of investment securities, interest-bearing bank deposits and other short-term investments increased from $578.5 million at December 31, 1999 to $584.5 million at June 30, 2000. The mix of the Company's investments also changed during the first half of 2000. Short-term investments increased by $30.7 million, while the Company's securities available for sale, trading account and interest bearing bank deposits declined by $16.3 million, $6.0 million and $2.4 million, respectively.

     The Bank's total loan portfolio at June 30, 2000, prior to the allowance for loan losses, amounted to $317.6 million compared to $325.3 million at December 31, 1999. The decrease in the loan portfolio reflects a decline in the Bank's loan originations during the first half of 2000 compared to the same period of 1999. Higher market interest rates during the first half of 2000 compared to the first half of 1999 significantly reduced the demand for mortgage refinancings resulting in lower loan originations for the Bank. Loan originations were $14.7 million in the first half of 2000 compared to $61.0 million in the first half of last year. Loan originations for the first half of 1999 include a single commercial loan in the amount of $15.0 million.

     Total deposits were $819.8 million at June 30, 2000 reflecting an increase of $1.7 million from $818.1 million at year-end 1999.

     Total stockholders' equity declined to $100.9 million at June 30, 2000 from $101.5 million at December 31, 1999. The decrease results primarily from a reduction in net unrealized gains, net of tax effect, on the Company's available for sale securities in the amount of $2.6 million, and the cost of the treasury stock that the Company repurchased during the first half of 2000 in the amount of $2.1 million. These decreases were partially offset by an increase in retained earnings and additional paid-in capital of $3.6 million and $0.5 million, respectively. As a result, the Company's book value per share at June 30, 2000 increased to $30.99, from $30.65 at year-end 1999.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, and interest-bearing bank deposits equalled $584.5 million at June 30, 2000, up $6.0 million from $578.5 million at year-end 1999. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $20.0 million as of June 30, 2000, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $271.4 million at June 30, 2000 versus $282.3 million at year-end 1999.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  June 30,         December 31,
(In thousands)                                      2000             1999
                                               _____________      ____________

U.S. Treasury obligations                        $    --            $ 4,956
Investments in mutual funds                            2              1,086
                                                 _______            _______
    Total                                        $     2            $ 6,042

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at June 30, 2000 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                          Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At June 30, 2000               Cost        Gains        Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $141,463    $     60     $   (731)   $140,792
    U.S. Government agency obligations         9,149          --          (87)      9,062
__________________________________________________________________________________________
      Total                                  150,612          60         (818)    149,854
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           34,256         135         (468)     33,923
      Federal Home Loan Mortgage
        Corporation                          236,358         230       (5,062)    231,526
      Federal National Mortgage
        Association                            3,012          38          (35)      3,015
      Collateralized mortgage
        obligations                            2,970           3          (48)      2,925
__________________________________________________________________________________________
      Total mortgage-backed securities       276,596         406       (5,613)    271,389
__________________________________________________________________________________________
      Total debt securities                  427,208         466       (6,431)    421,243
__________________________________________________________________________________________
  Equity securities                           14,850       6,443       (1,320)     19,973
__________________________________________________________________________________________
      Total securities available for sale    442,058    $  6,909     $ (7,751)   $441,216
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                          (842)
__________________________________________________________________________________________
      Total securities available
        for sale, net                        441,216
__________________________________________________________________________________________

      Total investment securities, net      $441,446
__________________________________________________________________________________________

Trading securities                          $      1                             $      2
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at June 30, 2000 and December 31, 1999 are as follows:


                                                              June 30, 2000
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 57,905   $ 57,755      $    --     $    --
After 1 year but within 5 years                 89,589     89,044          230         230
After 5 years but within 10 years                2,969      2,909           --          --
After 15 years                                     149        146           --          --
                                              ________    _______       ______      ______
                                               150,612    149,854          230         230
Mortgage-backed securities                     276,596    271,389           --          --
                                              ________    _______       ______      ______
                                              $427,208   $421,243      $   230     $   230



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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                      At                      At
(In thousands)                                  June 30, 2000         December 31, 1999
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $278,488               $287,169
  Commercial                                         3,252                  2,471
  Construction                                         435                    232
_______________________________________________________________________________________
                                                   282,175                289,872
Add:  Premium on loans                                 132                    159
Less: Deferred mortgage loan origination fees       (1,381)                (1,451)
_______________________________________________________________________________________
      Total mortgage loans                         280,926                288,580

Other loans:
  Consumer:
    Installment                                      1,791                  1,418
    Guaranteed education                             6,624                  7,037
    Other secured                                    1,119                  1,318
    Home equity lines of credit                     11,921                 11,737
    Unsecured                                          207                    225
_______________________________________________________________________________________
      Total consumer loans                          21,662                 21,735
  Commercial                                        15,036                 15,050
_______________________________________________________________________________________
      Total other loans                             36,698                 36,785
_______________________________________________________________________________________
      Total loans                                 $317,624               $325,365
_______________________________________________________________________________________

     The Bank's loan portfolio decreased $7.8 million during the first six months of 2000, from $325.4 million at December 31, 1999 to $317.6 million at June 30, 2000. The decrease was primarily in the residential 1-4 family mortgage loan category.

     Loan originations decreased by $28.7 million to $7.7 million in the recent quarter compared to $36.4 million in the second quarter of 1999. This is due, in large part, to an increase in mortgage interest rates and the resulting decline in mortgage loan refinancings.

    For the first six months of 2000, loan originations were $14.7 million, down from $61.0 million for the same period last year. Loan originations for the first six months of 1999 include a single commercial loan in the amount of $15.0 million.


NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at June 30, 2000 and 1999, and December 31, 1999:


                                              At             At             At
                                           June 30,    December 31,      June 30,
(In thousands)                               2000           1999           1999
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   953        $   795       $   959
Real estate acquired through foreclosure       --             62            --
____________________________________________________________________________________
Total non-performing assets               $   953        $   857       $   959
____________________________________________________________________________________
Allowance for loan losses                 $ 2,564        $ 2,555       $ 2,558
Allowance as a percent of
  non-accrual loans                         269.0 %        321.4 %       266.7 %
Allowance as a percent of
  non-performing assets                     269.0 %        298.1 %       266.7 %
Non-accrual loans as a percent
  of total loans                              0.30%          0.24%         0.29%
Non-performing assets as a percent
  of total assets                             0.10%          0.09%         0.10%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets increased slightly from December 31, 1999 to June 30,
2000 as noted in the table above. The principal balance of non-accrual loans at June 30, 2000 was $953,000 representing 3/10 of 1% of total loans at June 30, 2000.

     The Bank did not have any impaired loans as of June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Six Months Ended
                                                                  June 30,
                                                             2000         1999
________________________________________________________________________________
                                                               (In thousands)

Balance at beginning of period                           $ 2,555        $ 2,450
Provision for loan losses                                     30            110
Recoveries of loans previously charged-off                     2              3
Less:  Charge-offs                                           (23)            (5)
________________________________________________________________________________

Balance at end of period                                 $ 2,564        $ 2,558
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

     At June 30, 2000 the balance of the allowance for loan losses was $2,564,000 representing 269.0% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $1.7 million to $819.8 million at June 30, 2000 from $818.1 million at December 31, 1999.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:


                                                 June 30,        December 31,
                                                   2000              1999
______________________________________________________________________________
                                                       (In thousands)

Demand and NOW                                 $ 76,341            $ 72,938
Savings and money market accounts               345,095             353,090
Time certificates of deposit                    398,748             392,516
Deposit acquisition premium,
  net of amortization                              (372)               (487)
______________________________________________________________________________

    Total deposits                             $819,812            $818,057
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

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash, and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2000 the Bank had $140.1 million or 15.1% of total assets and $149.9 million or 16.2% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

     The Bank is a Federal Deposit Insurance Corporation ("FDIC") insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital ratios. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses, qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I plus the Tier II capital components are referred to as total qualifying capital. The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2000, the Bank had a leverage Tier I capital to total assets ratio of 10.66%, a Tier I capital to risk-weighted assets ratio of 33.11% and a total capital to risk-weighted assets ratio of 34.75%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.80%, Tier I capital to risk-weighted assets of 35.55% and total capital to risk-weighted assets of 35.18% at June 30, 2000.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2000, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             At the Annual Meting of Stockholders of MASSBANK Corp. held on April 18, 2000, stockholders voted affirmatively on the following proposal:

             1.) To elect one Director to serve until the 2001 Annual Meeting of Stockholders and four Directors to serve until the 2003 Annual Meeting of Stockholders.

                  Elected At Meeting             Term:

                  Mathias B. Bedell              3 Years
                  Allan S. Bufferd               3 Years
                  Robert S. Cummings             1 Year
                  Leonard Lapidus                3 Years
                  Herbert G. Schurian            3 Years

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   August 10, 2000                            /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   August 10, 2000                            /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO