Form 10-Q
period 2000-09-30
MASSBANK CORP
filed 2000-11-13
CIK 799166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

        /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
               Outstanding at November 1, 2000: 3,215,593 shares.

                       MASSBANK CORP. AND SUBSIDIARIES
                                    INDEX


                        PART I - FINANCIAL INFORMATION



                                                                          Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             September 30, 2000 (unaudited) and December 31, 1999            3

           Consolidated Statements of Income (unaudited)
             for the three months ended September 30, 2000 and 1999          4
             and for the nine months ended September 30, 2000 and 1999       5

           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 2000 (unaudited)
             and the year ended December 31, 1999                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 2000 and 1999      8 -  9

           Condensed Notes to the Consolidated Financial Statements    10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         12 - 32


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         32



                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                  33

ITEM 2.  Changes in Securities                                              33

ITEM 3.  Defaults Upon Senior Securities                                    33

ITEM 4.  Submission of Matters to a Vote of Security Holders                33

ITEM 5.  Other Information                                                  33

ITEM 6.  Exhibits and Reports on Form 8-K                                   33


Signature Page                                                              34

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                                     September 30,  December 31,
	                                                         2000           1999
                                                      (unaudited)
Assets:
Cash and due from banks                                 $  9,929      $ 10,476
Short-term investments (Note 3)                          137,387       110,928
_______________________________________________________________________________
    Total cash and cash equivalents                      147,316       121,404
Term federal funds sold                                   10,000            --
Interest-bearing deposits in banks                         1,517         3,841
Securities held to maturity, at amortized cost
  (market value of $230 in 2000 and 1999)                    230           230
Securities available for sale, at market value (amortized
  cost of $438,699 in 2000 and $453,844 in 1999)         443,633       457,502
Trading securities, at market value                            2         6,042
Loans: (Note 4)
  Mortgage loans                                         277,066       288,580
  Other loans                                             36,999        36,785
  Allowance for loan losses                               (2,579)       (2,555)
_______________________________________________________________________________
    Net loans                                            311,486       322,810
Premises and equipment                                     4,007         4,127
Real estate acquired through foreclosure                      --            62
Accrued interest receivable                                5,802         5,045
Goodwill                                                   1,214         1,288
Accrued income tax asset, net                                 --           292
Other assets                                               5,006         2,073
_______________________________________________________________________________
    Total assets                                        $930,213      $924,716
Liabilities and Stockholders' Equity:
Deposits                                                $819,694      $818,057
Escrow deposits of borrowers                               1,440         1,477
Employee stock ownership plan liability                      468           468
Accrued income taxes payable                                 129            --
Deferred income taxes payable                                508           199
Other liabilities                                          2,437         3,036
_______________________________________________________________________________
    Total liabilities                                    824,676       823,237
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                 --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,412,632 and
     7,407,432 shares issued, respectively                 7,413         7,407
  Additional paid-in capital                              61,082        60,591
  Retained earnings                                       91,254        85,873
_______________________________________________________________________________
                                                         159,749       153,871
  Accumulated other comprehensive income: (Note 5)
    Net unrealized gains on securities
      available for sale, net of tax effect                2,844         1,966
  Treasury stock at cost, 4,192,189 and
      4,096,189 shares, respectively                     (56,588)      (53,890)
  Common stock acquired by ESOP                             (468)         (468)
_______________________________________________________________________________
    Total stockholders' equity                           105,537       101,479
_______________________________________________________________________________
    Total liabilities and stockholders' equity          $930,213      $924,716

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Three months ended
                                                               September 30,
(In thousands except share data)                             2000        1999
_________________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $ 4,879      $ 5,158
  Other loans                                                 783          652
  Securities available for sale:
    Mortgage-backed securities                              4,669        4,944
    Other securities                                        2,327        2,154
  Trading securities                                           --           75
  Federal funds sold                                        2,504        1,411
  Other investments                                            64          336
______________________________________________________________________________
    Total interest and dividend income                     15,226       14,730
______________________________________________________________________________
Interest expense:
  Deposits                                                  9,079        8,391
______________________________________________________________________________
    Total interest expense                                  9,079        8,391
______________________________________________________________________________
    Net interest income                                     6,147        6,339
Provision for loan losses                                      15           15
______________________________________________________________________________
    Net interest income after provision for loan losses     6,132        6,324
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                169          187
  Gains on securities, net                                    580          752
  Other                                                       196          150
______________________________________________________________________________
    Total non-interest income                                 945        1,089
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            1,671        1,823
  Occupancy and equipment                                     504          539
  Data processing                                             116          122
  Professional services                                       135           97
  Advertising and marketing                                    51           47
  Amortization of intangibles                                  82           82
  Other                                                       335          356
______________________________________________________________________________
    Total non-interest expense                              2,894        3,066
______________________________________________________________________________
    Income before income taxes                              4,183        4,347
Income tax expense                                          1,486        1,564
______________________________________________________________________________
    Net income                                            $ 2,697      $ 2,783
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,216,527    3,351,825
  Diluted                                               3,292,370    3,465,603
Earnings per share (in dollars):
  Basic                                                   $  0.84      $  0.83
  Diluted                                                    0.82         0.80

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                            Nine months ended
                                                               September 30,
(In thousands except share data)                             2000        1999
______________________________________________________________________________
Interest and dividend income:
  Mortgage Loans                                          $14,803      $15,421
  Other loans                                               2,240        1,573
  Securities available for sale:
    Mortgage-backed securities                             14,227       13,759
    Other securities                                        7,112        6,519
  Trading securities                                           53          420
  Federal funds sold                                        6,006        4,778
  Other investments                                           410          978
______________________________________________________________________________
    Total interest and dividend income                     44,851       43,448
______________________________________________________________________________
Interest expense:
  Deposits                                                 26,121       24,839
______________________________________________________________________________
    Total interest expense                                 26,121       24,839
______________________________________________________________________________
    Net interest income                                    18,730       18,609
Provision for loan losses                                      45          125
______________________________________________________________________________
    Net interest income after provision for loan losses    18,685       18,484
______________________________________________________________________________
Non-interest income:
  Deposit account service fees                                515          543
  Gains on securities, net                                  2,433        3,261
  Other                                                       602          604
______________________________________________________________________________
    Total non-interest income                               3,550        4,408
______________________________________________________________________________
Non-interest expense:
  Salaries and employee benefits                            5,140        5,585
  Occupancy and equipment                                   1,577        1,598
  Data processing                                             361          363
  Professional services                                       801          317
  Advertising and marketing                                   169          142
  Amortization of intangibles                                 247          245
  Other                                                     1,104        1,106
______________________________________________________________________________
    Total non-interest expense                              9,399        9,356
______________________________________________________________________________
    Income before income taxes                             12,836       13,536
Income tax expense                                          4,594        4,974
______________________________________________________________________________
    Net income                                            $ 8,242      $ 8,562
______________________________________________________________________________
Weighted average common shares outstanding:
  Basic                                                 3,236,156    3,393,807
  Diluted                                               3,311,474    3,509,139
Earnings per share (in dollars):
  Basic                                                   $  2.55      $  2.52
  Diluted                                                    2.49         2.44

See accompanying condensed notes to consolidated financial statements.

                                            MASSBANK CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               For The Nine Months Ended September 30, 2000 (unaudited)
                                           (In thousands except share data)
                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME (LOSS)    BY ESOP    TOTAL
                                            ________  __________  _________  __________  __________     _________  ________
Balance at December 31, 1999                  $7,407    $60,591    $85,873    $(53,890)    $ 1,966        $(468)  $101,479
  Net Income                                      --         --      8	,242          --          --           --      8,242
  Other comprehensive income,
  net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 5)   --         --         --          --         878           --        878
                                                                                                                     _____
  Comprehensive income                                                                                               9,120
  Cash dividends declared and paid
  ($0.885 per share)                              --         --     (2,869)         --          --           --     (2,869)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          8          --          --           --          8
  Amortization of ESOP shares
    committed to be released                      --         69         --          --          --           --         69
  Purchase of Company stock for
    deferred compensation plan                    --        347         --        (347)         --           --         --
  Purchase of treasury stock                      --         --         --      (2,351)         --           --     (2,351)
  Exercise of stock options
    and related tax benefits                       6         75         --          --          --           --         81
___________________________________________________________________________________________________________________________

Balance at September 30, 2000                 $7,413    $61,082    $91,254    $(56,588)    $ 2,844        $(468)  $105,537


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

                             MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                          2000       1999
                                                                          ____       ____
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 8,242    $ 8,562
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          657        711
    Loan interest capitalized                                              (31)       (42)
    Amortization of ESOP shares committed to be released                    69        130
    Increase (decrease) in accrued interest receivable                    (757)       101
    (Decrease) increase in other liabilities                              (599)       412
    Increase (decrease) in current income taxes payable                    421     (1,044)
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (649)      (750)
    Net trading securities activity                                      6,569     25,132
    Gains on securities available for sale, net                         (2,078)    (3,233)
    Gains on trading securities, net                                      (355)       (28)
    (Decrease) increase in deferred mortgage loan
      origination fees, net of amortization                               (117)        27
    Deferred income tax benefit                                            (90)      (104)
    Increase in other assets                                            (1,309)      (286)
    Provision for loan losses                                               45        125
    Gains on sales of real estate acquired through foreclosure              (8)        --
    Gains on sales of premises and equipment                                --         (2)
    (Decrease) increase in escrow deposits of borrowers                    (37)        79
__________________________________________________________________________________________
        Net cash provided by operating activities                        9,973     29,790
__________________________________________________________________________________________
Cash flows from investing activities:
    Purchases of term federal funds                                    (10,000)        --
    Proceeds from maturities of term federal funds                          --     25,000
    Net decrease (increase) in interest bearing bank deposits            2,324     (1,757)
    Proceeds from sales of investment securities available for sale     28,700     54,281
    Proceeds from maturities of investment securities
      available for sale                                                29,000     60,800
    Purchases of investment securities
      available for sale                                               (48,479)  (130,414)
    Purchases of mortgage-backed securities                            (28,652)   (88,397)
    Principal repayments of mortgage-backed securities                  35,503     56,271
    Principal repayments of securities held to maturity                     --        124
    Principal repayments of securities available for sale                    3         43
    Loans originated                                                   (22,304)   (74,648)
    Loan principal payments received                                    33,692     49,799
    Loans purchased                                                         --       (345)
    Purchases of premises & equipment                                     (251)      (334)
    Proceeds from sales of real estate acquired through foreclosure         70         86
    Proceeds from sales of premises and equipment                           --          2
__________________________________________________________________________________________
        Net cash provided by (used in) investing activities             19,606    (49,489)
__________________________________________________________________________________________

Continued on next page.

                             MASSBANK CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                       (unaudited)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2000        1999
                                                                         ____        ____
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                             1,464      1,761
    Payments to acquire treasury stock                                  (2,698)    (5,529)
    Purchase of Company stock for deferred compensation plan               347         --
    Issuance of common stock under stock option plan                        81        164
    Dividends paid on common stock                                      (2,869)    (2,808)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    8         10
__________________________________________________________________________________________
      Net cash used in financing activities                             (3,667)    (6,402)
__________________________________________________________________________________________
      Net increase (decrease) in cash and cash equivalents              25,912    (26,101)
    Cash and cash equivalents at beginning of period                   121,404    154,814
__________________________________________________________________________________________
    Cash and cash equivalents at end of period                        $147,316   $128,713
__________________________________________________________________________________________
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                           $26,119    $24,844
    Cash paid during the period for taxes, net of refunds                4,250      6,071
    Purchases of securities executed but not settled at
      beginning of period which settled during the period                  117        129
    Sales of securities executed but not settled at
      beginning of period which settled during the period                  202        583
Non-cash transactions:
    SFAS 115:
      Increase (decrease) in accumulated other comprehensive income        878     (8,150)
      Increase (decrease) in deferred tax liabilities                      399     (5,510)
    Purchases of securities executed but not settled at end of period      253        236
    Sales of securities executed but not settled at end of period        1,962        270
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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2000 and December 31, 1999, and its operating results for the three and nine months ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to permit comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Cash and Cash Equivalents:
     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of 90 days or less.

(3)  Short-Term Investments
     Short-term investments consist of the following:
________________________________________________________________________________
                                                   At                  At
(In thousands)                            September 30, 2000     December 31, 1999
________________________________________________________________________________
  Federal funds sold (overnight)               $126,873             $ 86,211
  Term federal funds sold                        10,000                   --
  Money market funds                                514               24,717
________________________________________________________________________________
    Total short-term investments               $137,387             $110,928
________________________________________________________________________________

The investments above are stated at cost which approximates market value and have original maturities of 90 days or less.

(4)  Commitments
     At September 30, 2000, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $2,478,000 and commitments under existing home equity lines of credit and other loans of approximately $30,742,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 2000, the Company had a performance standby letter of credit conveyed to others in the amount of $468,000 which is also not reflected on the consolidated balance sheet.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

     The Company's other comprehensive income (loss) and related tax effect for the nine months ended September 30, 2000 and the year ended December 31, 1999 is as follows:

                                                        For the Nine Months Ended
                                                            September 30, 2000
____________________________________________________________________________________
                                                                  Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized gains on securities:
  Unrealized holding gains arising during period   $  3,355       $1,287    $ 2,068
  Less: reclassification adjustment for
    gains realized in net income                      2,078          888      1,190
                                                     ______      ________     ______
  Net unrealized gains                                1,277          399        878
                                                     ______      ________     ______
  Other comprehensive income                       $  1,277       $  399    $   878
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
(In thousands)                                       Amount     or Benefit    Amount
                                                     ______     __________    ______
Unrealized losses on securities:
  Unrealized holding losses arising during period  $(12,171)     $ 4,716     $(7,455)
  Less: reclassification adjustment for
    gains realized in net income                      3,954       (1,684)      2,270
                                                     ______      ________     ______
  Net unrealized losses                             (16,125)       6,400      (9,725)
                                                     ______      ________     ______
  Other comprehensive loss                         $(16,125)     $ 6,400     $(9,725)
                                                     ______      ________     ______


                             MASSBANK CORP. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION & ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   September 30, 2000


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


Results of Operations for the three months ended September 30, 2000

GENERAL
    For the quarter ended September 30, 2000, MASSBANK Corp. reported net income of $2,697,000 or $0.84 in basic earnings per share ($0.82 diluted), compared to net income of $2,783,000 or $0.83 in basic earnings per share ($0.80 diluted) in the third quarter of 1999.

    The Company's net income performance for the third quarter 2000 compared to the same quarter of 1999 reflects a decrease in non-interest expense due to tighter expense controls. This is offset by a decrease in net interest income due to a decrease in net interest margin and average earning assets and lower securities gains. Additionally, the earnings per share results for the recent quarter were positively affected by the reduced number of average common shares outstanding due to the shares purchased by the Company pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                         September 30,
                                            2000                          1999
                                       ______________               ______________

                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $151,918  $ 2,504   6.54%   $110,481  $ 1,411   5.07%
  Short-term investments (2)        4,008       61   6.02      26,392      334   5.02
  Investment securities           167,144    2,364   5.66     161,175    2,192   5.44
  Mortgage-backed securities      268,229    4,669   6.96     289,508    4,944   6.83
  Trading securities                   39       --     --       6,000       75   4.95
  Mortgage loans (1)              278,662    4,879   7.00     295,165    5,158   6.99
  Other loans (1)                  36,826      783   8.40      36,164      652   7.13
__________________________________________________            ________________
    Total earning assets          906,826  $15,260   6.73%    924,885  $14,766   6.37%

Allowance for loan losses          (2,569)                     (2,521)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 904,257                     922,364

Other assets                       20,581                      20,213
__________________________________________________________________________________________
    Total assets                 $924,838                    $942,577

Continued on next page.

[CAPTION]

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                         September 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 76,149  $   124   0.64%   $ 75,282  $   121   0.64%
  Savings                         341,608    2,932   3.41     358,576    3,083   3.41
  Time certificates of deposit    401,761    6,023   5.95     399,681    5,187   5.15
__________________________________________________            ________________
    Total deposits                819,518    9,079   4.40     833,539    8,391   3.99

Other liabilities                   3,018                       5,851
__________________________________________________________________________________________
    Total liabilities             822,536                     839,390
Stockholders' equity              102,302                     103,187
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $924,838                    $942,577
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                     6,181                       6,375
Less adjustment of tax-exempt
  interest income                               34                          36
__________________________________________________________________________________________
Net interest income                        $ 6,147                     $ 6,339
__________________________________________________________________________________________
Interest rate spread                                 2.33%                       2.38%
__________________________________________________________________________________________
Net interest margin (3)                              2.73%                       2.76%
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

Net Interest Income
     The Company's net interest income was $6,147,000 for the third quarter of 2000 reflecting a decrease of $192,000 from the same quarter a year ago. The recent quarter's decrease in net interest income is due to a decrease in the Company's net interest margin and average earning assets. The Company's net interest margin for the recent quarter decreased to 2.73% from 2.76% in the third quarter of 1999. Average earning assets in the recent quarter were $906.8 million, down from $924.9 million in the third quarter of 1999.

Interest and Dividend Income
     Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2000, increased to $15,260,000 from $14,766,000 for the three months ended September 30, 1999. The increase in interest income resulted from an improvement in yield on the Company's average earning assets partially offset by a decrease in average earning assets, as noted above. As reflected in the table on page 13 of this report, the yield on average earning assets in the third quarter of 2000 improved 36 basis points to 6.73% from 6.37% in the same quarter of 1999.

     The Federal Reserve Bank has raised the Federal Funds rate four times in the last twelve months, raising the rate from 5.25% to 6.50%. This increase, because of the Bank's high volume of Federal Funds sold, has helped to improve the overall yield on MASSBANK's earning assets. Also contributing to the increase in yield on earning assets were improvements in yield on the Bank's investment securities, mortgage-backed securities and other short-term investments. This is due essentially to the proceeds from sales and maturing securities being reinvested and earning higher returns, due to an increase in market interest rates in the last twelve months. In addition, the yield on the Bank's commercial and consumer loans also show an improvement due to the higher market interest rates.

Interest Expense
     Total interest expense for the three months ended September 30, 2000 was $9,079,000, up from $8,391,000 for the same quarter last year. The Company's average deposits, as shown in the table on page 14, decreased $14.0 million to $819.5 million in the third quarter of 2000, from $833.5 million in the third quarter of 1999. The increase in interest expense resulted from an increase in average cost of funds partially offset by the decrease in interest expense resulting from the lower deposit volume. The Company's average cost of funds for the three months ended September 30, 2000 was 4.40%, up from 3.99% for the comparable period in 1999.

Provision for Loan Losses
     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the third quarter of 2000 was $15,000, unchanged from the third quarter of 1999. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including the risk characteristics of the loan portfolio, underlying collateral, current and anticipated economic conditions, and trends in loan delinquencies and charge-offs. At September 30, 2000, the allowance for loan losses was $2,579,000 representing 308.0% of nonaccrual loans. The Bank's nonaccrual loans totaled $838,000 at September 30, 2000 compared to $790,000 a year earlier. There were zero net charge-offs for the recent quarter compared to $67,000 in net-charge-offs for the same quarter last year. Management believes that the allowance for loan losses as of September 30, 2000 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased by $144,000 to $945,000 for the recent quarter, from $1,089,000 for the comparable quarter of the prior year. This decrease is due essentially to lower net securities gains in the third quarter of 2000.

     Net gains on securities totaled $580,000 in the third quarter of this year compared to $752,000 in the third quarter of last year. Realized gains on the sale of equity securities totaled $624,000 for the three months ended
September 30, 2000. These gains, however, were partially offset by net losses realized on the sale of debt securities of $44,000.

     The Bank's deposit account service fees and other non-interest income totaled $169,000 and $196,000, respectively, in the third quarter of 2000 compared to $187,000 and $150,000, respectively, in the third quarter of 1999.

     The increase in other non-interest income primarily reflects an increase of $42,000 in income earned on the Bank's deferred compensation plan assets during the recent quarter compared to the same quarter last year. A corresponding increase of $42,000 is also reflected in non-interest expense.

Non-Interest Expense
     Non-interest expense decreased $172,000 to $2,894,000 in the third quarter of 2000, from $3,066,000 in the same quarter of the prior year. This decrease is due largely to a decrease in salaries and employee benefits.

     Salaries and employee benefits, the largest component of non-interest expense, decreased by $152,000 or 8.3% in the third quarter of 2000 to $1,671,000 from $1,823,000 in the third quarter of the prior year. This reduction is due to a decrease in salaries and lower expenses associated with various employee benefits.

     Occupancy and equipment expense decreased $35,000 to $504,000 in the third quarter of 2000. This decrease is due largely to a reduction in depreciation expense.

     Professional services expense increased by $38,000 to $135,000 in the recent quarter, from $97,000 for the same quarter last year due to increased legal fees.

     All other expenses combined, consisting of data processing, advertising and marketing, amortization of intangibles and other expenses, decreased $23,000 to $584,000 for the three months ended September 30, 2000 from $607,000 for the three months ended September 30, 1999.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,486,000 in the third quarter of 2000, a decrease of $78,000 when compared to the same quarter last year.
The decrease in income tax expense is due primarily to a decrease in income before income taxes and a reduction in the Company's effective income tax rate. The Company's income before income taxes was $4,183,000 in the recent quarter compared to $4,347,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2000 was 35.5% down from 36.0% for the three months ended September 30, 1999. The decrease in effective income tax rate is due in part to the increased investment income generated by the Bank's two security corporation subsidiaries which are taxed at a lower rate than the Bank for state income tax purposes.


Results of Operations for the nine months ended September 30, 2000

General
     For the nine months ended September 30, 2000, the Company reported net income of $8,242,000 or $2.55 in basic earnings per share ($2.49 per share on a diluted basis) compared to net income of $8,562,000 or $2.52 in basic earnings per share ($2.44 per share on a diluted basis) earned in the first nine months of 1999.

     Net income for the first nine months of 2000 includes (net) non-recurring charges of $363,000 ($211,000 post tax) incurred in connection with MASSBANK's successful prosecution of its trademark case. Excluding the impact of these charges, the Company's net income for the first nine months of 2000 was $8,453,000 or $2.61 in basic earnings per share ($2.55 diluted) compared to $8,562,000 or $2.52 in basic earnings per share ($2.44 diluted) for the same period in 1999.

     The Company's financial performance in the first nine months of 2000 also reflects an improvement in net interest income of $121,000 due to an improvement in net interest margin partially offset by a decrease in average earning assets, a decrease in the provision for loan losses of $80,000, and a decrease in the Company's effective income tax rate. These improvements were offset by a decrease in non-interest income of $858,000 due essentially to lower securities gains and an increase of $43,000 in non-interest expense due to (net) non-recurring charges of $363,000 incurred by the Company in the aforementioned trademark dispute. Additionally, the earnings per share results for the first nine months of 2000 were positively affected by the reduced number of average common shares outstanding as a result of the Company's purchase of 147,182 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                       Nine Months Ended
                                                          September 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
__________________________________________________________________________________________
Assets:
Earning assets:
  Federal funds sold             $128,617  $ 6,006   6.24%   $133,167  $ 4,778   4.80%
  Short-term investments (2)        9,305      402   5.77      26,609      966   4.85
  Investment securities           172,471    7,213   5.58     163,415    6,628   5.40
  Mortgage-backed securities      271,666   14,227   6.98     270,268   13,759   6.79
  Trading securities                1,388       53   5.05      12,345      420   4.54
  Mortgage loans (1)              282,822   14,803   6.98     292,545   15,421   7.03
  Other loans (1)                  36,677    2,240   8.10      27,212    1,573   7.71
__________________________________________________            ________________
    Total earning assets          902,946  $44,944   6.64%    925,561  $43,545   6.27%

Allowance for loan losses          (2,567)                     (2,493)
__________________________________________________________________________________________
    Total earning assets
      less allowance for
      loan losses                 900,379                     923,068

Other assets                       21,032                      19,957
__________________________________________________________________________________________
    Total assets                 $921,411                    $943,025

Continued on next page.

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                       Nine Months Ended
                                                         September 30,
                                            2000                          1999
                                       ______________               ______________
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
________________________________________________________________________________
Liabilities:
Deposits:
  Demand and NOW                 $ 75,350  $   366   0.65%   $ 74,965  $   382   0.68%
  Savings                         345,825    8,838   3.41     352,955    8,987   3.40
  Time certificates of deposit    396,837   16,917   5.69     400,018   15,470   5.17
__________________________________________________            ________________
    Total deposits                818,012   26,121   4.27     827,938   24,839   4.01

Other liabilities                   3,142                       8,105
__________________________________________________________________________________________
    Total liabilities             821,154                     836,043
Stockholders' equity              100,257                     106,982
__________________________________________________________________________________________
    Total liabilities and
      stockholders' equity       $921,411                    $943,025
__________________________________________________________________________________________
Net interest income
  (tax-equivalent basis)                    18,823                      18,706
Less adjustment of tax-exempt
  interest income                               93                          97
__________________________________________________________________________________________
Net interest income                        $18,730                     $18,609
__________________________________________________________________________________________
Interest rate spread                                 2.37%                       2.26%
__________________________________________________________________________________________
Net interest margin (3)                              2.78%                       2.69%
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

Net Interest Income
     Net interest income totaled $18,730,000 for the nine months ended September 30, 2000, compared to $18,609,000 for the same period in 1999. The $121,000 increase is primarily attributable to an improvement in the Company's net interest margin, partially offset by a decrease in average earning assets.

     The Company's net interest margin for the first nine months of 2000 was 2.78% compared to 2.69% for the same period last year. Average earning assets for the nine months ended September 30, 2000 decreased $22.6 million to $902.9 million from $925.5 million for the corresponding period in 1999.

     The Company's interest rate spread increased to 2.37% for the first nine months of 2000, from 2.26% in the first nine months of last year. The yield on the Company's average earning assets in the first nine months of 2000 increased by 37 basis points to 6.64% from 6.27% in the corresponding period of 1999. This increase was partially offset by an increase of 26 basis points in the Company's average cost of funds, from 4.01% for the nine months ended
September 30, 1999 to 4.27% for the same period this year.

Provision for Loan Losses
     The provision for loan losses for the first nine months of 2000 was $45,000 compared to $125,000 for the same period in 1999. This decrease is essentially due to a decrease in the size of the Bank's loan portfolio and low net loan charge-offs. Loan charge-offs net of recoveries for the nine months ended September 30, 2000 and 1999 were $21,000 and $69,000, respectively.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income for the first nine months of 2000 decreased $858,000 to $3,550,000 from $4,408,000 for the same period in 1999. This decrease is essentially due to lower net securities gains. Net securities gains totaled $2,433,000 for the nine months ended September 30, 2000 compared to $3,261,000 for the nine months ended September 30, 1999. Deposit account service fees and other non-interest income combined decreased $30,000 to $1,117,000 for the first nine months of 2000 from $1,147,000 for the first nine months of 1999. This reduction is due primarily to a decrease in deposit account service fees.

Non-Interest Expense
     Non-interest expense for the nine months ended September 30, 2000 increased $43,000 to $9,399,000 from $9,356,000 for the same period last year. This increase is due to (net) non-recurring charges of $363,000 that the Company incurred in the second quarter of this year in protecting its trademarks from infringement by another financial institution. The Company's non-interest expense for the first nine months of 2000 excluding the aforementioned non-recurring charges decreased 3.4% or $320,000 to $9,036,000 from $9,356,000 for the comparable period last year. The decrease was due primarily to a decrease in salaries and employee benefit expenses.

     Salaries and employee benefits, the largest component of non-interest expense, decreased $445,000 or 8.0% to $5,140,000 for the first nine months of 2000 from $5,585,000 for the first nine months of last year. This reduction is due to a decrease in salaries and lower expenses associated with various employee benefits.

     All other expenses combined, consisting of occupancy and equipment, data processing, professional services, advertising and marketing, amortization of intangibles and other expenses totaled $4,259,000 for the first nine months of 2000, reflecting an increase of $488,000 over the $3,771,000 in expenses incurred for the same period last year. Excluding the net non-recurring charges of $363,000 incurred in connection with the Company's trademarks dispute, the Company's all other expenses combined increased $125,000 or 3.3% compared to the same period of 1999. This increase is due primarily to an increase in legal fees incurred by the Company in connection with other business matters.

Income Tax Expense
     The provision for federal and state income taxes decreased to $4,594,000 for the nine months ended September 30, 2000 from $4,974,000 for the same period in 1999. This decrease is due primarily to a decrease in income before income taxes for the first nine months of 2000 and a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first nine months of 2000 is 35.8% compared to 36.7% for the same period a year ago.

Financial Condition
     The Company's total assets increased by $5.5 million to $930.2 million at September 30, 2000 from $924.7 million at December 31, 1999. The increase in total assets reflects an increase in total investments and other assets of $14.2 million and $2.6 million, respectively, partially offset by a decrease in total loans of $11.3 million.

     Total investments consisting of investment securities, interest-bearing bank deposits, term federal funds sold and other short-term investments increased from $578.5 million at December 31, 1999 to $592.7 million at September 30, 2000. The mix of the Company's investments also changed during the first nine months of 2000. Short-term investments and term federal funds sold increased by $26.4 million and $10.0 million, respectively. Offsetting these increases were reductions in the Company's securities available for sale, trading account and interest bearing bank deposits of $13.9 million, $6.0 million and $2.3 million, respectively.

     The Bank's total loan portfolio at September 30, 2000, prior to the allowance for loan losses, amounted to $314.1 million compared to $325.4 million at December 31, 1999. The decrease in the loan portfolio reflects a decline in the Bank's loan originations during the first nine months of 2000 compared to the same period of 1999. Higher market interest rates during the first nine months of 2000 compared to the first nine months of 1999 significantly reduced the demand for mortgage refinancings resulting in lower loan originations for the Bank. Loan originations were $22.3 million in the first nine months of 2000 compared to $74.6 million in the first nine months of last year. Loan originations for the first nine months of 1999 include a single commercial loan in the amount of $15.0 million.

     Total deposits were $819.7 million at September 30, 2000 reflecting an increase of $1.6 million from $818.1 million at year-end 1999.

     Total stockholders' equity increased to $105.5 million at September 30, 2000 from $101.5 million at December 31, 1999. The increase results primarily from increases in retained earnings, additional paid-in capital, and net unrealized gains (net of tax effect) on the Company's available for sale securities of $5.4 million, $0.5 million and $0.9 million, respectively. These increases were partially offset by the $2.7 million cost of the treasury shares purchased by the Company during the period pursuant to its stock repurchase program. As a result, the Company's book value per share at September 30, 2000 increased to $32.64, from $30.65 at year-end 1999.

Investments
     As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold and interest-bearing bank deposits equalled $592.7 million at September 30, 2000, up $14.2 million from $578.5 million at year-end 1999. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $19.2 million as of September 30, 2000, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $278.7 million at September 30, 2000 versus $282.3 million at year-end 1999.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                September 30,    December 31,
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

                                   FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 2000 with gross unrealized gains and losses, follows:
__________________________________________________________________________________________
                                                          Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At September 30, 2000          Cost        Gains        Losses       Value
__________________________________________________________________________________________
Securities held to maturity:
  Other bonds and obligations               $    230    $     --     $     --    $    230
__________________________________________________________________________________________
      Total securities held to maturity     $    230    $     --     $     --    $    230
__________________________________________________________________________________________

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $136,565    $    203     $   (165)   $136,603
    U.S. Government agency obligations         9,148          --          (44)      9,104
__________________________________________________________________________________________
      Total                                  145,713         203         (209)    145,707
__________________________________________________________________________________________
    Mortgage-backed securities:
      Government National Mortgage
        Association                           32,422         311         (240)     32,493
      Federal Home Loan Mortgage
        Corporation                          242,009         928       (2,056)    240,881
      Federal National Mortgage
        Association                            2,673          39          (26)      2,686
      Collateralized mortgage
        obligations                            2,661           3          (41)      2,623
__________________________________________________________________________________________
      Total mortgage-backed securities       279,765       1,281       (2,363)    278,683
__________________________________________________________________________________________
      Total debt securities                  425,478       1,484       (2,572)    424,390
__________________________________________________________________________________________
  Equity securities                           13,221       7,093       (1,071)     19,243
__________________________________________________________________________________________
      Total securities available for sale    438,699    $  8,577     $ (3,643)   $443,633
__________________________________________________________________________________________
  Net unrealized gains on securities
    available for sale                         4,934
__________________________________________________________________________________________
      Total securities available
        for sale, net                        443,633
__________________________________________________________________________________________

      Total investment securities, net      $443,863
__________________________________________________________________________________________

Trading securities                          $      1                             $      2
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
__________________________________________________________________________________________

Investments (continued)

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at September 30, 2000 and December 31, 1999 are as follows:


                                                            September 30, 2000
                                              ____________________________________________

                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 70,880   $ 70,832      $    --     $    --
After 1 year but within 5 years                 71,715     71,767          230         230
After 5 years but within 10 years                2,970      2,963           --          --
After 15 years                                     148        145           --          --
                                              ________    _______       ______      ______
                                               145,713    145,707          230         230
Mortgage-backed securities                     279,765    278,683           --          --
                                              ________    _______       ______      ______
                                              $425,478   $424,390      $   230     $   230

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

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

_______________________________________________________________________________________
                                                        At                     At
(In thousands)                                September 30, 2000      December 31, 1999
_______________________________________________________________________________________
Mortgage loans:
  Residential                                     $274,575               $287,169
  Commercial                                         3,194                  2,471
  Construction                                         512                    232
_______________________________________________________________________________________
                                                   278,281                289,872
Add:  Premium on loans                                 118                    159
      Deferred mortgage loan origination fees       (1,333)                (1,451)
_______________________________________________________________________________________
      Total mortgage loans                         277,066                288,580

Other loans:
  Consumer:
    Installment                                      2,026                  1,418
    Guaranteed education                             6,403                  7,037
    Other secured                                    1,020                  1,318
    Home equity lines of credit                     12,272                 11,737
    Unsecured                                          220                    225
_______________________________________________________________________________________
      Total consumer loans                          21,941                 21,735
  Commercial                                        15,058                 15,050
_______________________________________________________________________________________
      Total other loans                             36,999                 36,785
_______________________________________________________________________________________
      Total loans                                 $314,065               $325,365
_______________________________________________________________________________________

     The Bank's loan portfolio decreased $11.3 million during the first nine months of 2000, from $325.4 million at December 31, 1999 to $314.1 million at September 30, 2000. The decrease was primarily in the residential 1-4 family mortgage loan category.

     Loan originations decreased by $6.0 million to $7.6 million in the recent quarter compared to $13.6 million in the third quarter of 1999. This is due, in large part, to an increase in mortgage interest rates and the resulting decline in mortgage loan refinancings.

    For the first nine months of 2000, loan originations were $22.3 million, down from $74.6 million for the same period last year. Loan originations for the first nine months of 1999 include a single commercial loan in the amount of $15.0 million.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at September 30, 2000 and 1999, and December 31, 1999:


                                              At             At              At
                                        September 30,   December 31,   September 30,
(In thousands)                               2000           1999            1999
____________________________________________________________________________________
Non-Performing Assets:

Non-accrual loans                         $   838        $   795        $   790
Real estate acquired through foreclosure       --             62             58
____________________________________________________________________________________
Total non-performing assets               $   838        $   857        $   848
____________________________________________________________________________________
Allowance for loan losses                 $ 2,579        $ 2,555        $ 2,506
Allowance as a percent of
  non-accrual loans                         307.7 %        321.4 %        317.2 %
Allowance as a percent of
  non-performing assets                     307.7 %        298.1 %        295.5 %
Non-accrual loans as a percent
  of total loans                              0.27%          0.24%          0.24%
Non-performing assets as a percent
  of total assets                             0.09%          0.09%          0.09%
____________________________________________________________________________________

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased slightly from December 31, 1999 to September 30, 2000 as noted in the table above. The principal balance of non-accrual loans at September 30, 2000 was $838,000 representing less than 3/10 of 1% of total loans at September 30, 2000.

     The Bank did not have any impaired loans as of September 30, 2000.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                             2000         1999
________________________________________________________________________________
                                                               (In thousands)

Balance at beginning of period                           $ 2,555        $ 2,450
Provision for loan losses                                     45            125
Recoveries of loans previously charged-off                     3              4
Charge-offs                                                  (24)           (73)
________________________________________________________________________________

Balance at end of period                                 $ 2,579        $ 2,506
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

     At September 30, 2000 the balance of the allowance for loan losses was $2,579,000 representing 307.7% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $1.6 million to $819.7 million at September 30, 2000 from $818.1 million at December 31, 1999.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:


                                               September 30,     December 31,
                                                   2000              1999
______________________________________________________________________________
                                                       (In thousands)

Demand and NOW                                 $ 76,442            $ 72,938
Savings and money market accounts               336,839             353,090
Time certificates of deposit                    406,727             392,516
Deposit acquisition premium,
  net of amortization                              (314)               (487)
______________________________________________________________________________

    Total deposits                             $819,694            $818,057
______________________________________________________________________________


Recent Accounting Developments

     "Accounting for Derivative Instruments and Hedging Activities"
     In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this Statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133." SFAS No. 137 deferred the effective date of SFAS
No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company intends to adopt SFAS No. 133 as of January 1, 2001. These Statements are not expected to have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources
     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash, and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2000 the Bank had $126.9 million or 13.6% of total assets and $145.7 million or 15.7% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

     The Bank is a Federal Deposit Insurance Corporation ("FDIC") insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMEL rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital ratios. Tier II capital components include supplemental capital components such as qualifying allowance for loan losses, qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I plus the Tier II capital components are referred to as total qualifying capital. The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2000, the Bank had a leverage Tier I capital to total assets ratio of 10.71%, a Tier 1 capital to risk-weighted assets ratio of 33.50% and a total capital to risk-weighted assets ratio of 35.29%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.93%, Tier I capital to risk-weighted assets of 34.17% and total capital to risk-weighted assets of 35.96% at September 30, 2000.

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

                            PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2000, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                          (Registrant)




Date:   November 13, 2000                          /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   November 13, 2000                          /s/Reginald E. Cormier
                                                   ___________________________
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO