Form 10-K
period 2000-12-31
MASSBANK CORP
filed 2001-03-26
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

          [x]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000
                                      OR
          [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]       No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 9, 2001 as reported by NASDAQ, was $93,017,288.

     As of March 9, 2001, there were 3,146,243 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of MASSBANK Corp.'s 2000 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement.
     Certain statements contained in this report or incorporated herein by reference are "forward-looking statements." We may also make written statements in other documents we file with the Securities and Exchange Commission ("SEC"), in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

     Some of the factors that might cause these differences include the following: fluctuations in interest rates, price volatility in the stock and bond markets, inflation, government regulations and economic conditions and competition in the geographic and business areas in which the Company conducts its operations, and increases in loan defaults. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.


                                     PART I

Item 1.  Business
                           Business of MASSBANK Corp.

General
     MASSBANK Corp. (sometimes referred to as the "Company") is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK (the "Bank"). The Company is a one-bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.

     MASSBANK Corp. currently has no material assets other than its investment in the Bank. The Company's primary business, therefore, is managing its investment in the stock of the Bank. MASSBANK Corp. is classified by the Commonwealth of Massachusetts as a securities corporation for tax purposes which restricts its business to buying, selling, dealing in, or holding securities on its own behalf. In the future, MASSBANK Corp. may become an operating company or acquire banks or companies engaged in bank-related activities. In addition, MASSBANK Corp. may elect to become a financial holding company and to engage in activities permissible to financial holding companies. See "Supervision and Regulation of the Company and its subsidiaries."

     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the purchase of stock pursuant to the Company's stock repurchase program. MASSBANK Corp.'s only assets at December 31, 2000 were represented by its investment in the Bank of $108.0 million and other assets of $0.8 million. The Company's liabilities consisted of loan indebtedness of $0.3 million and other liabilities of $0.3 million. The proceeds of the loan were used to purchase shares of the Company's common stock for the Employee Stock Ownership Plan ("ESOP"). See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2000 MASSBANK Corp. on a consolidated basis had total assets of $938.7 million, deposits of $823.6 million, and stockholders' equity of $108.2 million which represents 11.5% of total assets. Book value per share at December 31, 2000 stood at $34.25, an all time high, as opposed to $30.65 at the end of 1999.

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

Dividends
     MASSBANK Corp. paid total cash dividends of $1.185 per share in 2000 compared to $1.11 per share in 1999 and $1.02 per share in 1998. The Company's dividend payout ratios (cash dividends paid divided by net income) for 2000, 1999 and 1998 were 34%, 33% and 33%, respectively.

Stock Repurchase Program
     During 2000, the Company continued its aggressive program of share repurchases by purchasing 191,100 shares of its common stock pursuant to its stock repurchase program. The Company's most recent repurchase program was completed as of year end 2000. On January 17, 2001 the Company's Board of Directors approved a further repurchase program authorizing the Company to repurchase up to 150,000 shares of its common stock in the open market or in private transactions over the next twelve months.

                              Business of MASSBANK

General
     MASSBANK is a Massachusetts-chartered savings bank founded in 1872 as the Melrose Savings Bank. In 1983, the Reading Savings Bank was merged with and into the Melrose Savings Bank and the name of the resulting institution was changed to MASSBANK for Savings. In 1986, the Bank converted from mutual to stock form of ownership. In 1996, the name of the bank was changed from "MASSBANK for Savings" to "MASSBANK".

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

     The Bank's deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and excess deposit accounts are insured by the Depositors Insurance Fund of Massachusetts ("DIF"), a private industry-sponsored deposit insurer.

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

Lending Activities
     The Bank's net loan portfolio totaled $307.6 million at December 31, 2000.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

-----------------------------------------------------------------------------------------------
(In thousands) At December 31,       2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                  $ 269,859    $ 286,429    $ 280,681    $ 243,482    $ 216,832
    FHA and VA                          471          740        1,181        1,843        2,515
  Commercial                          3,117        2,471        2,257        3,861        4,121
  Construction                          683          232          730          492        1,388
-----------------------------------------------------------------------------------------------
      Total mortgage loans          274,130      289,872      284,849      249,678      224,856
  Premium on loans                      105          159          259          343          325
  Deferred mortgage loan
         origination fees            (1,284)      (1,451)      (1,454)      (1,223)      (1,042)
-----------------------------------------------------------------------------------------------
      Mortgage loans, net           272,951      288,580      283,654      248,798      224,139
-----------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                       1,829        1,418        1,547        2,199        1,967
    Guaranteed education              6,266        7,037        7,967        8,934        9,729
    Other secured                     1,169        1,318        1,366        1,600        1,611
    Home equity lines of credit      12,624       11,737       10,159       10,470       11,316
    Unsecured                           224          225          235          266          271
-----------------------------------------------------------------------------------------------
      Total consumer loans           22,112       21,735       21,274       23,469       24,894
  Commercial                         15,084       15,050           61           36          628
-----------------------------------------------------------------------------------------------
      Total other loans              37,196       36,785       21,335       23,505       25,522
-----------------------------------------------------------------------------------------------
      Total loans                   310,147      325,365      304,989      272,303      249,661
Allowance for loan losses            (2,594)      (2,555)      (2,450)      (2,334)      (2,237)
-----------------------------------------------------------------------------------------------
      Net loans                   $ 307,553    $ 322,810    $ 302,539    $ 269,969    $ 247,424
-----------------------------------------------------------------------------------------------

     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2000:

                         Maturity/Scheduled Payments (1)

                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                   $   629      $ 9,833      $76,176     $182,527     $269,165
  Commercial & construction         214          165          492        2,915        3,786
-------------------------------------------------------------------------------------------
    Total mortgage loans            843        9,998       76,668      185,442      272,951
Other loans                      16,300        2,421        4,266       14,209       37,196
-------------------------------------------------------------------------------------------
    Total loans                 $17,143      $12,419      $80,934     $199,651     $310,147
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


     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                            Total Due After One Year

                                     Fixed           Adjustable
(In thousands)                       Rate              Rate          Total
----------------------------------------------------------------------------
Mortgage loans:
  Residential                       $229,086          $39,450       $268,536
  Commercial & construction              700            2,872          3,572
----------------------------------------------------------------------------
    Total mortgage loans             229,786           42,322        272,108
Other loans                            2,015           18,881         20,896
----------------------------------------------------------------------------
    Total loans                     $231,801          $61,203       $293,004
----------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has kept its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. The Bank's net loan portfolio represented approximately 32.7% and 34.9% of the Company's total assets at December 31, 2000, and 1999, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area. As mortgage rates increased in 2000 the demand for mortgages and refinancings dropped. As a result, the Bank's mortgage activity in 2000 decreased with originations at $33.0 million for the year, compared to $82.4 million (including a $15.0 million commercial loan to a single borrower with AAA rated credit) the prior year. In 2000, the Bank's total loan portfolio decreased slightly to $310.1 million from $325.4 million at year end 1999.

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

     Substantially all of the real estate loans originated by the Bank during 2000 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

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

     In recent years, the Bank has instituted several new loan programs which have been well received by customers. It instituted a program featuring a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time home buyers program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location criteria. The Bank has also introduced the "Home Town Advantage" mortgage program which has produced some good results. This program offers home buyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the Bank operates a retail branch.

     At December 31, 2000, 1-4 family residential mortgage loans totaled $269.2 million, or 86.8% of the total loan portfolio, compared to $285.9 million, or 87.9% of the total loan portfolio, at December 31, 1999. Residential mortgage loan originations amounted to $19.9 million during 2000, down from $55.2 million in 1999. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The upturn in interest rates in the first half of 2000 significantly reduced the demand for mortgage refinancings in 2000. Consequently, the Bank was not able to reach the prior year's level of residential mortgage loan originations.

     The Bank also originates construction loans and mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 2000, commercial and multifamily real estate mortgages and construction loans totaled approximately $3.8 million, or 1.2% of the total loan portfolio, compared to $2.7 million, or 0.8% of the total loan portfolio, at December 31, 1999. In 2000, commercial and multifamily real estate mortgage loan and construction loan originations amounted to $1.8 million.

     The total amount of first mortgage loans held by the Bank at December 31, 2000 was $273.0 million as indicated in the maturity distribution table appearing on page six. Of this amount, $42.6 million was subject to interest rate adjustments. The remaining $230.4 million in fixed rate mortgage loans represents 24.5% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $22.1 million at December 31, 2000 representing 7.1% of the Bank's total loan portfolio. Of this amount $6.3 million or 2.0% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation. The Bank may sell education loans in the future.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $15.8 million at December 31, 2000, representing 5.1% of the Bank's total loan portfolio.

     At December 31, 2000, the Bank also had $15.1 million in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 2000, the Bank had issued commitments on residential first mortgage loans totaling $1,920,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $421,000 and $30,918,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $565,000 at December 31, 2000.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. As of year-end 2000, MASSBANK had no real estate acquired through foreclosure on its balance sheet.


Non-Performing Assets
     The following table shows the composition of non-performing assets at the dates shown:

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                     2000      1999      1998      1997      1996
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                               $  386    $  655     $  845    $1,536    $1,468
      FHA and VA                                      8        --         --         9        13
    Commercial                                       --        --         --        --        --
  Consumer                                          171       140        159       226       120
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                          565       795      1,004     1,771     1,601
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                     --        62         86        --       503
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                     --        62         86        --       503
------------------------------------------------------------------------------------------------
     Total non-performing assets                 $  565    $  857     $1,090    $1,771    $2,104
------------------------------------------------------------------------------------------------
Percent of non-performing loans to total loans     0.18%     0.24%      0.33%     0.65%     0.64%
Percent of non-performing assets to total assets   0.06%     0.09%      0.12%     0.19%     0.24%


     The reduction in interest income associated with nonaccrual loans is as follows:
------------------------------------------------------------------------------------------------

(In thousands) Years Ended December 31,            2000       1999      1998      1997      1996
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms                $   48    $   64     $   84    $  163    $  149
  Interest income actually recorded                  36        51         61        97        78
------------------------------------------------------------------------------------------------
  Reduction in interest income                   $   12    $   13     $   23    $   66    $   71
------------------------------------------------------------------------------------------------

Allowance for Loan Losses.
     The Bank maintains an allowance for probable losses that are inherent in the Bank's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

The following table sets forth the activity in the allowance for loan losses during the years indicated:


------------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,          2000        1999        1998        1997        1996
------------------------------------------------------------------------------------------------------
Balance at beginning of year                   $ 2,555     $ 2,450     $ 2,334     $ 2,237     $ 2,529
Glendale Co-Operative Bank acquisition              --          --          --         105          --
Provision for loan losses                           60         140         193         260         160

Charge-offs:
                   Residential real estate          --         (62)        (81)       (221)       (480)
                   Consumer loans                  (24)        (14)        (22)        (12)        (25)
                   Other loans                      --          --          --         (94)        (37)

Recoveries:
                   Residential real estate           2          39          17          34          83
                   Commercial real estate           --          --          --          20          --
                   Consumer loans                    1           2           6           1           7
                   Other Loans                      --          --           3           4          --
------------------------------------------------------------------------------------------------------
Net charge-offs                                    (21)        (35)        (77)       (268)       (452)
------------------------------------------------------------------------------------------------------
Balance at end of year                         $ 2,594     $ 2,555     $ 2,450     $ 2,334     $ 2,237
------------------------------------------------------------------------------------------------------

Net loan charge offs as a percent of average
  loans outstanding during the period             0.01%       0.01%       0.03%       0.10%       0.18%
Allowance for loan losses as a percent
  of total loans outstanding at year-end          0.84%       0.79%       0.80%       0.86%       0.90%
Allowance for loan losses as a percent
  of nonaccrual loans                            459.1%      321.4%      244.0%      131.8%      139.7%

------------------------------------------------------------------------------------------------------

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

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. Income on debt securities available for sale is accrued and included in interest and dividend income. The specific identification method is used to determine realized gains or losses on sales of securities available for sale which are also reported in non-interest income under the caption "gains on securities, net." When a security suffers a loss in value which is considered other than temporary, such loss is recognized by a charge to earnings.

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

     At December 31, 2000, the Company's investments, which consist of securities held to maturity, securities available for sale (including mortgage-backed securities), trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks totaled $607.1 million, representing 64.7% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

---------------------------------------------------------------------------------
(In thousands) At December 31,                     2000        1999         1998
---------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                      $112,711    $ 86,211    $123,207
    Term federal funds                             30,000          --      25,000
---------------------------------------------------------------------------------
      Total federal funds sold                    142,711      86,211     148,207
  Money market funds                                  131      24,717      24,569
  Interest-bearing deposits in bank                 1,678       3,841       2,033
---------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                   $144,520    $114,769    $174,809
---------------------------------------------------------------------------------
      Percent of total assets                        15.4%       12.4%       18.5%
---------------------------------------------------------------------------------

(In thousands) At December 31,                       2000        1999        1998
---------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                  $    230    $    230    $    354
---------------------------------------------------------------------------------
      Total securities held to maturity               230         230         354

Securities available for sale: (b)
    U.S. Treasury obligations                     126,456     137,615     114,981
    U.S. Government agency obligations              9,133      16,015       8,992
    Marketable equity securities                   19,750      21,537      21,580
    Mortgage-backed securities                    287,213     282,335     272,573
---------------------------------------------------------------------------------
      Total securities available for sale         442,552     457,502     418,126

Trading securities: (b)
    U.S. Treasury obligations                      19,791       4,956      29,707
    Investments in mutual funds                         3       1,086       1,086
---------------------------------------------------------------------------------
      Total trading securities                     19,794       6,042      30,793
---------------------------------------------------------------------------------
      Total securities                           $462,576    $463,774    $449,273
---------------------------------------------------------------------------------
      Percent of total assets                        49.3%       50.2%       47.5%
---------------------------------------------------------------------------------
Total investments                                $607,096    $578,543    $624,082
Total investments as a percent of total assets       64.7%       62.6%       65.9%
---------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.

     The following tables present the amortized cost of debt securities held to maturity and available for sale at December 31, 2000 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

                        Debt Securities Held to Maturity

                                                   Other
                                                   bonds
                                                    and
(Dollars in thousands)                           obligations (1)        Total
------------------------------------------------------------------------------
Maturing within 1 year
  Amount                                            $ 230               $ 230
  Yield                                              6.80%               6.80%
------------------------------------------------------------------------------
Total
  Amount                                            $ 230               $ 230
  Yield                                              6.80%               6.80%

Average life in years                                0.29                0.29


                       Debt Securities Available for Sale

                                                  U.S.            Mortgage-
                                   U. S.          Government      backed
                                   Treasury       agency          securities (2)
(Dollars in thousands)             obligations    obligations                        Total
----------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                           $ 81,841       $9,000          $    287          $ 91,128
  Yield                                6.20%        5.46%             6.37%             6.13%
Maturing after 1
but within 5 years
  Amount                             43,789           --             2,166            45,955
  Yield                                6.20%          --              8.61%             6.31%
Maturing after 5
but within 10 years
  Amount                                 --           --            66,188            66,188
  Yield                                  --           --              6.91%             6.91%
Maturing after 10
but within 15 years
  Amount                                 --           --           211,830           211,830
  Yield                                  --           --              6.95%             6.95%
Maturing after 15 years
  Amount                                 --          147             2,996             3,143
  Yield                                  --         8.90%             6.35%             6.47%
----------------------------------------------------------------------------------------------
Total
  Amount                           $125,630      $ 9,147          $283,467          $418,244
  Yield                                6.20%        5.52%             6.94%             6.69%
----------------------------------------------------------------------------------------------
Average life in years                  0.89         0.49
Average contractual
 maturity in years                                                   11.55

(1) Yields on tax exempt obligations have been computed on a tax equivalent basis.

(2) Mortgage-backed securities are based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

     At December 31, 2000, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds
     General. Deposits have been the Bank's primary source of funds for making investments and loans. In addition to deposits, the Bank's other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales or maturities of securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank's fifteen conveniently located banking offices, customers can access accounts through the Bank's Automated Teller Machine ("ATM") network. The Bank is a member of the Transaxion ("TX"), "NYCE" and CIRRUS System, Inc. ("CIRRUS") networks which allow access to ATMs in over 100,000 locations worldwide.

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

     Deposits increased by $5.6 million during the twelve months ended December 31, 2000, from $818.0 million at year-end 1999 to $823.6 million at the end of 2000.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2000 or 1999.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,            2000                   1999               1998
------------------------------------------------------------------------------------------------
                                              Percent              Percent              Percent
                                                of                   of                   of
                                    Amount   Deposits    Amount   Deposits      Amount  Deposits
Demand and NOW
  NOW                              $ 51,390     6.24%   $ 48,422      5.92%    $ 52,324    6.35%
  Demand accounts
   (non interest-bearing)            28,562     3.47      24,516      3.00       23,849    2.89
                                   --------   ------    --------    ------     --------  ------
    Total demand and NOW             79,952     9.71      72,938      8.92       76,173    9.24

Savings:
  Regular savings and
    special notice accounts         317,926    38.60     333,535     40.77      326,192   39.59
  Money market accounts              17,022     2.07      19,555      2.39       21,857    2.65
                                   --------   ------    --------    ------     --------  ------
    Total savings                   334,948    40.67     353,090     43.16      348,049   42.24

Time Certificates of deposit:
  Fixed rate certificates           309,245    37.54     302,423     36.97      318,491   38.65
  Variable rate certificates         99,736    12.11      90,093     11.01       82,033    9.96
                                   --------   ------    --------    ------     --------  ------
    Total time certificates
      of deposit                    408,981    49.65     392,516     47.98      400,524   48.61

Deposit acquisition premium,
  net of amortization                  (256)    (.03)       (487)     (.06)        (715)   (.09)
                                   --------   ------    --------    ------     --------  ------

    Total deposits                 $823,625   100.00%   $818,057    100.00%    $824,031  100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     2000                 1999                1998
------------------------------------------------------------------------------------------------

                                    Average   Average    Average   Average    Average   Average
                                    Balance    Rate      Balance     Rate     Balance     Rate

NOW accounts                       $ 49,860    0.97%    $ 49,559    1.01%    $ 48,006    1.15%
Demand (non interest-bearing)
   accounts                          24,945      --       24,189      --       21,011      --
Escrow deposits of borrowers          1,151    0.21        1,185    0.19        1,142    0.18
Money market accounts                17,941    2.97       20,519    2.96       22,299    3.07
Regular savings and
   special notice accounts          325,138    3.44      333,332    3.44      327,338    3.44
Time certificates of deposit        399,554    5.81      397,935    5.19      391,816    5.57
                                   --------    ----     --------    ----     --------    ----
                                   $818,589    4.32%    $826,719    4.02%    $811,612    4.23%

Investment Management and Trust Services
     The Bank's Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 2000 the Trust Division had approximately $33.5 million (market value) of assets in custody and under management.

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

Supervision and Regulation of the Company and its Subsidiaries
     The Company and the Bank are in a heavily regulated industry. As a Delaware business corporation, the Company is subject to all of the federal and state laws and regulations that apply to corporations generally, including the federal and state securities laws and the Delaware Business Corporation Law. In addition, as a company that owns and controls a bank, the Company is regulated as a bank holding company, is subject to supervision, examination and regulation by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to statutes, regulations and policies administered by the Federal Reserve Board relating to, among other things, mergers, acquisitions and changes in controlling ownership, non-bank activities and subsidiaries, capital adequacy, the receipt and payment of dividends, and the provision of financial and managerial support to its subsidiary bank. In addition, the Company is subject to certain state law restrictions administered by the Massachusetts Division of Banks (the "Division"), relating to, among other things, the acquisition of additional banking institutions and the conduct of nonbank activities.

     As a Massachusetts-chartered savings bank whose deposits are insured by the "FDIC" (and, with respect to any deposits in excess of FDIC limits, by the DIF), the Bank is subject to regulation, supervision and examination by federal and state regulatory authorities, including the FDIC and the Division. The Bank is also subject to certain requirements established by the Federal Reserve Board. This framework of federal and state banking supervision and regulation is administered primarily for the benefit of borrowers, depositors and the respective deposit insurance funds and not for the benefit of the Bank, the Company or its stockholders.

     The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, equal credit opportunity, credit reporting, real estate settlement procedures, funds availability, disclosure to consumers, financial accounting and reporting and recordkeeping. In the event the Bank failed to maintain adequate capital or otherwise failed to operate in accordance with applicable federal and Massachusetts statutes, regulations or policies, the FDIC and the Division have authority to place the Bank in receivership or conservatorship or impose other sanctions, including but not limited to restrictions on dividend or other payments by the Bank to the Company, termination of the Bank's deposit insurance, restrictions on the Bank's growth, issuance of orders to cease and desist from or to take specified actions, assessment of money penalties, and removal of officers or directors.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes five categories of banking institutions -- in descending order of capital adequacy: "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," and "critically undercapitalized" -- and imposes certain restrictions and requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that are in one of the three "undercapitalized" categories. As of December 31, 2000, the Bank was "well capitalized" as defined under the prompt corrective action guidelines issued pursuant to FDICIA. For a discussion of the Bank's capital adequacy, see Note 14 to the Company's Consolidated Financial Statements, on page 46.

Supervision and Regulation of the Company and its Subsidiaries
(continued)

     FDICIA establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment. In addition, FDICIA places certain restrictions on the equity investments and other "principal" activities of all state-chartered banks, including the Bank. FDICIA further requires the FDIC and other federal bank regulatory agencies to establish regulatory "safety and soundness" standards to govern various aspects of bank operations including internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, asset quality, earnings and stock valuation, as the agencies consider appropriate. The FDIC may require a bank that is not in compliance with safety and soundness standards promulgated under FDICIA to submit and implement a written plan to achieve compliance within a specified time period and may impose sanctions on a bank that fails to submit and implement an acceptable plan when required. At December 31, 2000, the Bank's operations were in substantial compliance with all applicable safety and soundness standards promulgated under FDICIA.

     The "Interstate Banking Act" was signed into law by President Clinton. In 1996, Massachusetts enacted legislation "opting in" to interstate branch banking and imposing certain limitations and requirements as permitted by the Riegle-Neal Interstate Bank and Branching Act of 1994 ("Interstate Banking Act"). The Interstate Banking Act and the 1996 Massachusetts legislation permit interstate branching, mergers and bank acquisitions by Massachusetts bank holding companies and banks and permit out-of-state bank holding companies and banks to expand their banking operations into Massachusetts by merger, acquisition or de novo branching subject to certain regulatory approval requirements and other limitations.

    The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act:
Section 20, which restricted the affiliation of banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person "primarily engaged" in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act permits bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the activities described above that are not so treated.

Supervision and Regulation of the Company and its Subsidiaries
(continued)

     Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

     - repeal historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     - permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

     - provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     - broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

     - require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and customers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic information pertaining to them by opting out of such sharing.

     - establish guidelines for safeguarding the security, confidentiality and integrity of customer information.

     - adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

     - address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if any of its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Company has not determined whether it will become a financial holding company.

     Section 24 of the Federal Deposit Insurance Act ("FDIA") generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. In response to a Massachusetts law enacted in 1996, in 1997 and 1999, the Division finalized rules that generally give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Division also has adopted regulations and procedures expediting the approval process for well- capitalized banks to establish branches or to engage in certain activities.

     Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the FDIA governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. In addition, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC recently issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC's position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the Federal Reserve Board's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

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

Employees
     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2000, the Bank had 117 full-time employees, including 29 officers, and 68 part-time employees. None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries
     The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $141.8 million and $141.6 million, respectively, at December 31, 2000.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $622 thousand at December 31, 2000.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of March 4, 2001 are as follows:

Name                           Age        Office

Gerard H. Brandi               52         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

David F. Carroll               53         Vice President of the Bank

Reginald E. Cormier            53         Senior Vice President, Treasurer and
                                          Chief Financial Officer of the
                                          Company and the Bank

Thomas J. Queeney              38         Vice President and Senior Trust
                                          Officer of the Bank

Donald R. Washburn             57         Senior Vice President of the Bank

Donna H. West                  55         Senior Vice President of the Bank
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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, two operations facilities and seven of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2000, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                    Owned   Lease       Renewal
                                                    or      Expiration  Option
Location                                            Leased  Date        Through

MAIN OFFICE:  123 Haven Street, Reading, MA          Owned   ----        ----
BRANCH        296 Chelmsford Street, Chelmsford, MA  Leased  (2)         ----
 OFFICES:     17 North Road, Chelmsford, MA          Leased  (2)         (1)
              45 Broadway Road, Dracut, MA           Leased  2002        ----
              738 Broadway, Everett, MA              Owned   ----        ----
              50 Central Street, Lowell, MA          Owned   ----        ----
              755 Lakeview Avenue, Lowell, MA        Owned   ----        ----
              4110 Mystic Valley Pkwy, Medford, MA   Leased  2001        (3)
              476 Main Street, Melrose, MA           Owned   ----        ----
              27 Melrose Street, Towers Plaza,
                 Melrose, MA                         Leased  2004        2014
              240 Main Street, Stoneham, MA          Leased  2003        ----
              1800 Main Street, Tewksbury, MA        Owned   ----        ----
              203 Littleton Road, Westford, MA       Owned   ----        ----
              370 Main Street, Wilmington, MA        Owned   ----        ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                      Leased  2006        ----
OPERATIONS
 FACILITIES:  159 Haven Street, Reading, MA          Owned   ----        ----
              169 Haven Street, Reading, MA          Owned   ----        ----
              11 North Road, Chelmsford, MA          Leased  (2)         (1)

(1) The Bank has exercised its option to buy this branch facility. The transaction is expected to be completed in 2001.

(2) The Bank is a tenant at will.

(3) The Bank intends to enter into a new lease agreement in 2001.

Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2000, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 2000 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the captions "Asset and Liability Management", "Interest Rate Risk" and "Other Market Risks" included in Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG LLP, the Company's independent auditors, contained in the Registrant's 2000 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 52 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

         The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information contained in Note 5 of the Consolidated Financial Statements under the caption "Loans" in the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements
                                                             Reference to 2000
                                                               Annual Report
                                                              to Stockholders
                                                                  (Pages)

Independent Auditors' Report                                         25
Consolidated Balance Sheets at December 31,
  2000 and 1999                                                      26
Consolidated Statements of Income for the three
  years ended December 31, 2000                                      27
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2000                                   28-29
Consolidated Statements of Changes in Stockholders'
  Equity for the three years ended December 31,
  2000                                                               30
Notes to Consolidated Financial Statements                        31-52


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

     4.1 Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent - incorporated herein by reference to the Exhibit to the Company's Report on Form 8-K dated as of January 20, 2000.

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

    10.5 Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000.

    11 The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

    12 Statement re: Computation of Ratios - Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

    13 2000 Annual Report to Stockholders - except for those portions of the 2000 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2000 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

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

                               MASSBANK CORP.


                              /s/Gerard H. Brandi
                              -----------------------------------------------
                              Gerard H. Brandi
                              Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Gerard H. Brandi           Chairman, President,
-------------------            Chief Executive Officer and
Gerard H. Brandi               Director                         MARCH 14, 2001
                                                                --------------



/s/ Reginald E. Cormier        Senior Vice President, Treasurer
----------------------         and Chief Financial Officer
Reginald E. Cormier            (Principal Financial and
                               Accounting Officer)              MARCH 14, 2001
                                                                --------------


/s/ Samuel Altschuler          Director                         MARCH 19, 2001
------------------------------                                  --------------
Samuel Altschuler



/s/ Mathias B. Bedell          Director                         MARCH 14, 2001
------------------------------                                  --------------
Mathias B. Bedell



/s/ Allan S. Bufferd           Director                         MARCH 15, 2001
------------------------------                                  --------------
Allan S. Bufferd



                               Director
------------------------------
Peter W. Carr



/s/ Alexander S. Costello      Director                         MARCH 15, 2001
------------------------------                                  --------------
Alexander S. Costello

/s/ Robert S. Cummings         Director                         MARCH 20, 2001
------------------------------                                  --------------
Robert S. Cummings



/s/ Leonard Lapidus            Director                         MARCH 15, 2001
------------------------------                                  --------------
Leonard Lapidus



/s/ Stephen E. Marshall        Director                         MARCH 14, 2001
------------------------------                                  --------------
Stephen E. Marshall



/s/ NANCY L. PETTINELLI         Director                        MARCH 15, 2001
--------------------------------                                --------------
Nancy L. Pettinelli



/s/ Herbert G. Schurian         Director                        MARCH 14, 2001
-------------------------------                                 --------------
Herbert G. Schurian



/s/ Donald B. Stackhouse        Director                        MARCH 20, 2001
-------------------------------                                 --------------
Donald B. Stackhouse