Form 10-Q
period 2001-03-31
MASSBANK CORP
filed 2001-05-09
CIK 799166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

            /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Class:  Common stock $1.00 per share.
                 Outstanding at May 1, 2001: 3,131,343 shares.

                        MASSBANK CORP. AND SUBSIDIARIES
                                     INDEX

                        PART I - FINANCIAL INFORMATION


                                                                            Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             March 31, 2001 (unaudited) and December 31, 2000                3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 2001 and 2000              4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 2001 (unaudited)
             and the year ended December 31, 2000                       5 -  6

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2001 and 2000         7 -  8

           Condensed Notes to the Consolidated Financial Statements     9 - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11 - 27


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         27



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  28

ITEM 2.  Changes in Securities                                              28

ITEM 3.  Defaults Upon Senior Securities                                    28

ITEM 4.  Submission of Matters to a Vote of Security Holders                28

ITEM 5.  Other Information                                                  28

ITEM 6.  Exhibits and Reports on Form 8-K                                   28


Signature Page                                                              29

                        MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands except share data)
                                                         March 31,  December 31,
                                                           2001         2000
                                                        (unaudited)
Assets:
Cash and due from banks                                  $ 10,355      $  9,179
Short-term investments (Note 3)                           176,087       112,842
--------------------------------------------------------------------------------
    Total cash and cash equivalents                       186,442       122,021
Term federal funds sold                                    20,000        30,000
Interest-bearing deposits in banks                          3,913         1,678
Securities held to maturity, at amortized cost
  (market value of $230 in 2001 and 2000)                     230           230
Securities available for sale, at market value (amortized
  cost of $406,258 in 2001 and $432,567 in 2000)          418,501       442,552
Trading securities, at market value                         6,972        19,794
Loans: (Note 4)
  Mortgage loans                                          271,916       272,951
  Other loans                                              36,333        37,196
  Allowance for loan losses                                (2,607)       (2,594)
--------------------------------------------------------------------------------
    Net loans                                             305,642       307,553
Premises and equipment                                      4,471         3,932
Accrued interest receivable                                 5,281         5,755
Goodwill                                                    1,164         1,189
Current income tax asset, net                                  --           284
Other assets                                                3,849         3,714
--------------------------------------------------------------------------------
    Total assets                                         $956,465      $938,702
Liabilities and Stockholders' Equity:
Deposits                                                 $837,249      $823,625
Escrow deposits of borrowers                                1,409         1,387
Employee stock ownership plan liability                       312           312
Current income taxes                                        1,161            --
Deferred income taxes                                       3,168         2,418
Other liabilities                                           2,647         2,717
--------------------------------------------------------------------------------
    Total liabilities                                     845,946       830,459
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                  --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,457,232 and
     7,447,982 shares issued, respectively                  7,457         7,448
  Additional paid-in capital                               61,914        61,674
  Retained earnings                                        94,925        93,165
--------------------------------------------------------------------------------
                                                          164,296       162,287
  Accumulated other comprehensive income: (Note 6)
    Net unrealized gains on securities
      available for sale, net of tax effect                 7,422         5,972
  Treasury stock at cost, 4,337,689 and
      4,300,489 shares, respectively (Note 5)             (60,887)      (59,704)
  Common stock acquired by ESOP                              (312)         (312)
--------------------------------------------------------------------------------
    Total stockholders' equity                            110,519       108,243
--------------------------------------------------------------------------------
    Total liabilities and stockholders' equity           $956,465      $938,702

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
(In thousands except share data)                             2001        2000
------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                          $ 4,788      $ 5,010
  Other loans                                                 709          716
  Securities available for sale:
    Mortgage-backed securities                              4,787        4,810
    Other securities                                        1,836        2,405
  Trading securities                                          113           41
  Federal funds sold                                        2,369        1,500
  Other investments                                           291          228
------------------------------------------------------------------------------
    Total interest and dividend income                     14,893       14,710
------------------------------------------------------------------------------
Interest expense:
  Deposits                                                  8,912        8,421
------------------------------------------------------------------------------
    Total interest expense                                  8,912        8,421
------------------------------------------------------------------------------
    Net interest income                                     5,981        6,289
Provision for loan losses                                      12           15
------------------------------------------------------------------------------
    Net interest income after provision for loan losses     5,969        6,274
------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                161          174
  Gains on securities, net                                    857          967
  Other                                                       153          171
------------------------------------------------------------------------------
    Total non-interest income                               1,171        1,312
------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                            1,588        1,820
  Occupancy and equipment                                     578          572
  Data processing                                             129          128
  Professional services                                       102          168
  Advertising and marketing                                    42           55
  Amortization of intangibles                                  82           82
  Other                                                       346          355
------------------------------------------------------------------------------
    Total non-interest expense                              2,867        3,180
------------------------------------------------------------------------------
    Income before income taxes                              4,273        4,406
Income tax expense                                          1,528        1,578
------------------------------------------------------------------------------
    Net income                                            $ 2,745      $ 2,828
------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                 3,132,567    3,263,124
  Diluted                                               3,206,390    3,337,359
Earnings per share (in dollars):
  Basic                                                   $  0.88      $  0.87
  Diluted                                                    0.86         0.85

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For The Three Months Ended March 31, 2001 (unaudited)
                       (In thousands except share data)

                                                                                             ACCUMULATED      COMMON
                                                         ADDITIONAL                          OTHER            STOCK
                                                 COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                                 STOCK    CAPITAL     EARNINGS     STOCK     INCOME           BY ESOP       TOTAL
                                               --------  ----------   --------    --------   -------------    --------   --------
Balance at December 31, 2000                     $7,448    $61,674    $93,165    $(59,704)    $ 5,972        $(312)      $108,243
  Net Income                                         --         --      2,745          --          --           --          2,745
  Other comprehensive income,
  net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)      --         --         --          --       1,450           --          1,450
                                                                                                                            -----
  Comprehensive income                                                                                                      4,195
  Cash dividends declared and paid
  ($0.315 per share)                                 --         --       (987)         --          --           --           (987)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP      --         --          2          --          --           --              2
  Amortization of ESOP shares
    committed to be released                         --         31         --          --          --           --             31
  Purchase of Company stock for
    deferred compensation plan (Note 5)              --         16         --         (16)         --           --             --
  Purchase of treasury stock                         --         --         --      (1,167)         --           --         (1,167)
  Exercise of stock options
    and related tax benefits                          9        193         --          --          --           --            202
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                        $7,457    $61,914    $94,925    $(60,887)    $ 7,422        $(312)      $110,519

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Year Ended December 31, 2000 (unaudited)
                       (In thousands except share data)

                                                                                             ACCUMULATED      COMMON
                                                         ADDITIONAL                          OTHER            STOCK
                                                 COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                                 STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                               --------  ----------  ---------  ----------  ----------     ---------  --------
Balance at December 31, 1999                     $7,407    $60,591    $85,873    $(53,890)    $ 1,966        $(468)  $101,479
  Net income                                         --         --     11,111          --          --           --     11,111
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)      --         --         --          --       4,006           --      4,006
                                                                                                                       ------
  Comprehensive income                                                                                                 15,117
  Cash dividends declared and paid
    ($1.185 per share)                               --         --     (3,829)         --          --           --     (3,829)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP      --         --         10          --          --           --         10
  Net decrease in liability to ESOP                  --         --         --          --          --          156        156
  Amortization of ESOP shares
    committed to be released                         --         93         --          --          --           --         93
  Purchase of treasury stock                         --         --         --      (5,448)         --           --     (5,448)
  Purchase of company stock for deferred
    compensation plan (Note 5)                       --        366         --        (366)         --           --         --
  Exercise of stock options
    and related tax benefits                         41        624         --          --          --           --        665
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                     $7,448    $61,674    $93,165    $(59,704)    $ 5,972        $(312)  $108,243


See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                        2001        2000
                                                                        ----        ----
                                                                           (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 2,745    $ 2,828
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          206        233
    Loan interest capitalized                                              (12)        (9)
    Amortization of ESOP shares committed to be released                    31         22
    Decrease (increase) in accrued interest receivable                     474        (38)
    Decrease in other liabilities                                          (70)      (307)
    Increase in current income taxes                                     1,445      1,428
    Accretion of discounts on securities, net of amortization
      of premiums                                                         (198)      (194)
    Net trading securities activity                                     13,490      5,111
    Gains on securities available for sale, net                           (773)      (749)
    Gains on trading securities, net                                       (84)      (218)
    Decrease in deferred mortgage loan
      origination fees, net of amortization                                (55)       (32)
    Deferred income tax benefit                                            (58)       (12)
    (Increase) decrease in other assets                                   (214)        98
    Provision for loan losses                                               12         15
    Gains on sales of real estate acquired through foreclosure              --         (8)
    Gains on sales of premises and equipment                                (4)        --
    Increase in escrow deposits of borrowers                                22         75
------------------------------------------------------------------------------------------
        Net cash provided by operating activities                       16,957      8,243
------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of term federal funds                                    (10,000)        --
    Proceeds from maturities of term federal funds                      20,000         --
    Net (increase) decrease in interest bearing bank deposits           (2,235)       551
    Proceeds from sales of investment securities available for sale      7,877     11,662
    Proceeds from maturities of investment securities
      available for sale                                                21,000     15,000
    Purchases of investment securities
      available for sale                                                (4,453)   (24,173)
    Purchases of mortgage-backed securities                            (10,046)    (3,904)
    Principal repayments of mortgage-backed securities                  12,396     11,148
    Principal repayments of securities available for sale                    1          1
    Loans originated                                                   (12,578)    (7,038)
    Loan principal payments received                                    14,531     10,281
    Purchases of premises & equipment                                     (650)       (58)
    Proceeds from sales of premises and equipment                            4         --
    Proceeds from sales of real estate acquired through foreclosure         --         70
------------------------------------------------------------------------------------------
        Net cash provided by investing activities                       35,847     13,540
------------------------------------------------------------------------------------------

                        MASSBANK CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                        2001          2000
                                                                        ----          ----
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                            13,567      2,489
    Payments to acquire treasury stock                                  (1,183)    (1,703)
    Purchase of Company stock for deferred compensation plan                16        112
    Issuance of common stock under stock option plan                       173         10
    Tax benefit resulting from stock options exercised                      29         --
    Cash dividends paid on common stock                                   (987)      (934)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    2          3
------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities               11,617        (23)
------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                         64,421     21,760
    Cash and cash equivalents at beginning of period                   122,021    121,404
------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                        $186,442   $143,164
------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                          $  8,933   $  8,455
    Cash paid during the period for taxes, net of refunds                  110        160
    Purchases of securities executed but not settled at
      beginning of period which settled during the period                   60        117
    Sales of securities executed but not settled at
      beginning of period which settled during the period                  573        202
Non-cash transactions:
    SFAS 115:
    Increase (decrease) in accumulated other comprehensive income        1,450     (2,677)
    Increase (decrease) in deferred tax liabilities                        808     (1,780)
    Purchases of securities executed but not settled at end of period      273        797
    Sales of securities executed but not settled at end of period          707        747
------------------------------------------------------------------------------------------

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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2001 and December 31, 2000, and its operating results for the three months ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  Cash and Cash Equivalents:

     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)  Short-Term Investments

     Short-term investments consist of the following:

--------------------------------------------------------------------------------
                                                   At                  At
(In thousands)                              March 31, 2001     December 31, 2000
--------------------------------------------------------------------------------
  Federal funds sold (overnight)               $151,711             $112,711
  Money market funds                             24,376                  131
--------------------------------------------------------------------------------
    Total short-term investments               $176,087             $112,842
--------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments

     At March 31, 2001, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,970,000 and commitments under existing home equity lines of credit and other loans of approximately $32,061,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 2001, the Company had a performance standby letter of credit conveyed to others in the amount of $312,000 which is also not reflected on the consolidated balance sheet.

(5)  Directors Deferred Compensation Plan

     In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until the earlier of: (1) their attaining the age of 72, or (2) their termination as a director of the Company. In 2000, the plan was amended to allow the directors compensation to be invested in Company stock held in an irrevocable trust. At March 31, 2001 the trust held 13,700 shares of MASSBANK Corp. stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

(6)  Comprehensive Income

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

     The Company's other comprehensive income and related tax effect for the three months ended March 31, 2001 and the year ended December 31, 2000 is as follows:

                                                        For the Three Months Ended
                                                              March 31, 2001
------------------------------------------------------------------------------------
                                                                   Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                                    $3,030      $ (1,130)   $ 1,900
  Less: reclassification adjustment for
    gains realized in net income                        773          (323)       450
                                                     ------      --------     ------
  Net unrealized gains                                2,257          (807)     1,450
                                                     ------      --------     ------
  Other comprehensive income                         $2,257      $   (807)   $ 1,450
                                                     ------      --------     ------

                                                          For the Year Ended
                                                          December 31, 2000
------------------------------------------------------------------------------------------
                                                                   Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                                   $ 9,377      $ (3,613)   $ 5,764
  Less: reclassification adjustment for
    gains realized in net income                      3,049        (1,291)     1,758
                                                     ------      --------     ------
  Net unrealized gains                                6,328        (2,322)     4,006
                                                     ------      --------     ------
  Other comprehensive income                        $ 6,328      $ (2,322)   $ 4,006
                                                     ------      --------     ------

                        MASSBANK CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                March 31, 2001


Cautionary Statement.

    Certain statements contained in this report or incorporated herein by reference are "forward-looking statements." We may also make forward-looking statements in other written documents we file with the Securities and Exchange Commission, in our annual reports to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume" and other similar expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

Results of Operations for the three months ended March 31, 2001

GENERAL

     For the quarter ended March 31, 2001, MASSBANK Corp. reported net income of $2,745,000, or $0.86 in diluted earnings per share compared to net income of $2,828,000 or $0.85 in diluted earnings per share earned in the first quarter of 2000. Basic earnings per share in the recent quarter increased to $0.88 from $0.87 per share in the first quarter of the prior year.

     The Company's net income in the first quarter 2001 compared to the same quarter of 2000 reflects a reduction in non-interest expense of $313,000 and a decrease in the provision for loan losses of $3,000. These improvements were offset by decreases in net interest income and non-interest income of $308,000 and $141,000, respectively. In addition, the Company's favorable earnings per share performance in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company's purchase of 170,800 shares of its common stock in the last twelve months, pursuant to its stock repurchase program.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           March 31,
                                              2001                        2000
                                              ----                        ----
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
------------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $168,030  $ 2,369   5.72%   $105,390  $ 1,500   5.72%
  Short-term investments (2)       21,474      288   5.44      16,262      226   5.56
  Investment securities           135,728    1,863   5.49     177,022    2,439   5.51
  Mortgage-backed securities      284,627    4,787   6.73     276,576    4,810   6.96
  Trading securities                7,480      113   6.19       3,279       41   5.04
  Mortgage loans (1)              271,595    4,788   7.05     286,909    5,010   6.98
  Other loans (1)                  36,762      709   7.78      36,658      716   7.79
--------------------------------------------------            ----------------
    Total earning assets          925,696  $14,917   6.45%    902,096  $14,742   6.53%

Allowance for loan losses          (2,601)                     (2,559)
------------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 923,095                     899,537

Other assets                       19,711                      20,572
------------------------------------------------------------------------------------------
    Total assets                 $942,806                    $920,109
------------------------------------------------------------------------------------------

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                           March 31,
                                              2001                        2000
                                              ----                        ----
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 78,325  $   119   0.62%   $ 73,050  $   118   0.65%
  Savings                         338,036    2,842   3.41     350,417    2,977   3.42
  Time certificates of deposit    409,947    5,951   5.89     394,011    5,326   5.44
--------------------------------------------------            ----------------
    Total deposits                826,308    8,912   4.37     817,478    8,421   4.14

Other liabilities                   6,262                       3,302
------------------------------------------------------------------------------------------
    Total liabilities             832,570                     820,780
Stockholders' equity              110,236                      99,329
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $942,806                    $920,109
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                     6,005                       6,321
Less adjustment of tax-exempt
  interest income                               24                          32
------------------------------------------------------------------------------------------
Net interest income                        $ 5,981                     $ 6,289
------------------------------------------------------------------------------------------
Interest rate spread                                 2.08%                       2.39%
------------------------------------------------------------------------------------------
Net interest margin (3)                              2.60%                       2.80%
------------------------------------------------------------------------------------------

(1)  Loans on non-accrual status are included in the average balance.
(2) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3) Net interest income (tax equivalent basis) before provision for loan losses divided by average interest-earning assets.
(4) Includes average net unrealized gains or losses on securities available for sale.

Net Interest Income

     Net interest income totaled $5,981,000 in the first quarter of 2001, a decrease of $308,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth. The Company's net interest margin for the three months ended March 31, 2001 was 2.60%, a decline from 2.80% reported in the first quarter of 2000. The Company's average earning assets increased $23.6 million to $925.7 million in the recent quarter, from $902.1 million in the same quarter last year.

Interest and Dividend Income

     Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2001, increased to $14,917,000 from $14,742,000 for the three months ended March 31, 2000. The increase in interest and dividend income resulted from an increase in average earning assets, as noted above, partially offset by a decrease in yield on the Company's average earning assets. As reflected in the table on page 12 of this report, the yield on the Company's average earning assets in the first quarter of 2001 was 6.45%, down from 6.53% in the same quarter of 2000.

Interest Expense

     Total interest expense for the three months ended March 31, 2001 increased $491,000 or 5.8% to $8,912,000 from $8,421,000 for the three months ended March 31, 2000. This increase is due to increases in the Company's average cost of funds and average deposits. The Company's average cost of funds for the recent quarter was 4.37%, up from 4.14% for the comparable quarter in 2000. The Company's average deposits, as shown in the table on page 13, increased $8.8 million to $826.3 million in the first quarter of 2001, from $817.5 million in the first quarter of 2000.

Provision for Loan Losses

     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the first quarter of 2001 was $12,000 compared to $15,000 in the first quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. At March 31, 2001, the allowance for loan losses was $2,607,000 representing $614.9% of nonaccrual loans. The Bank's nonaccrual loans totaled $424,000 at March 31, 2001 down from $738,000 a year earlier. The Bank had net recoveries of loans previously charged-off of $1,000 in the recent quarter compared to net charge-offs of $1,000 in the same quarter last year. Management believes that the allowance for loan losses as of March 31, 2001 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased by $141,000 to $1,171,000 for the recent quarter, from $1,312,000 for the comparable quarter of the prior year. This decrease is due essentially to lower net securities gains in the first quarter of 2001.

     Net gains on securities totaled $857,000 in the first quarter of this year compared to $967,000 in the first quarter of last year. Realized gains on the sale of equity securities and debt securities totaled $800,000 and $63,000, respectively, for the three months ended March 31, 2001. The Bank also recorded a mark-to-market loss of $6,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $161,000 and $153,000, respectively, in the first quarter of 2001 compared to $174,000 and $171,000, respectively, in the first quarter of 2000.

Non-Interest Expense

     Non-interest expense decreased $313,000 or 9.8% to $2,867,000 in the first quarter of 2001 from $3,180,000 in the first quarter or 2000. The decrease in non-interest expense is primarily due to decreases in salaries and employee benefits and professional service expenses.

     Salaries and employee benefits, the largest component of non-interest expense decreased $232,000 or 12.7% to $1,588,000 in the recent quarter, from $1,820,000 in the comparable quarter of 2000. This reduction is due principally to a decrease in salaries and lower expenses associated with various employee benefits, including profit sharing and incentive compensation bonus payments. The Bank continues to operate effectively with fewer people than in the prior year resulting in a reduction in personnel-related expenses.

     Professional service expenses decreased $66,000 or 39.3% to $102,000 in the first quarter of 2001 from $168,000 in the first quarter of last year. The decrease is due primarily to a reduction in legal fees.

     All other non-interest expenses combined, consisting of occupancy and equipment, data processing, advertising and marketing, amortization of intangibles and other expenses, decreased $15,000 to $1,177,000 for the three months ended March 31, 2001 from $1,192,000 for the three months ended March 31, 2000.

Income Tax Expense

    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,528,000 in the first quarter of 2001, a decrease of $50,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes. The Company's income before income taxes was $4,273,000 in the recent quarter compared to $4,406,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2001 and 2000 was 35.8%.

Financial Condition

     The Company's total assets increased $17.8 million to $956.5 million as of March 31, 2001, as a result of an increase in total investments of $18.6 million partially offset by a decrease in the Bank's loan portfolio, net of allowance for loan losses, of $1.9 million. Other assets reflect an increase of $1.1 million as of March 31, 2001 from year-end 2000.

     The Company's total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits increased $18.6 million from $607.1 million at December 31, 2000 to $625.7 million at March 31, 2001. The increase is attributable to an increase in short-term investments and interest-bearing bank deposits of $63.3 million and $2.2 million, respectively. These were partially offset by decreases in the Bank's term federal funds sold, trading securities, and securities available for sale portfolio of $10.0 million, $12.8 million and $24.1 million, respectively.

     During the first quarter of 2001 the interest rate curve was either flat or inverted. As a result of long-term rates being either the same as or lower than short-term rates during this period, the Company's investments continued to shift toward short-term investments, ending the quarter with an increase in short-term investments compared to year-end 2000.

     The increase in the Company's total investments was also positively affected by an increase in the market value of its securities available for sale portfolio. The net unrealized gains on the Company's securities available for sale portfolio increased $2.2 million to $12.2 million at March 31, 2001 from $10.0 million at December 31, 2000. The increase in market value of the securities portfolio is directly related to the upward movement in bond prices.

     The loan portfolio at March 31, 2001, net of allowance for loan losses, amounted to $305.6 million compared to $307.5 million at December 31, 2000, a decrease of $1.9 million or less than 1%. The decrease resulted from a decrease in fixed rate residential mortgage loans of $1.0 million and a decrease in consumer loans of $0.9 million. The decline in mortgage interest rates in the recent quarter has sparked the demand for mortgage refinancings. As a result, total loan originations for the recent quarter increased by $5.6 million to $12.6 million from $7.0 million in the first three months of last year.

     Loan originations in the recent quarter, however, were not sufficient to offset the level of principal amortization and prepayments in the portfolio resulting in a modest decrease of $1.9 million in the loan portfolio noted above.

     Total deposits were $837.2 million at March 31, 2001 reflecting an increase of $13.6 million or 1.7% from $823.6 million at year-end 2000.

     Total stockholders' equity increased $2.3 million to $110.5 million at March 31, 2001, representing a book value of $35.27 per share, from $108.2 million representing a book value of $34.25 per share at December 31, 2000. Contributing to the increase in total stockholders' equity was the Company's net income of $2.7 million in the recent quarter, an increase in net unrealized gains, net of tax, on the Company's securities available for sale of $1.5 million and the issuance of common stock under the Company's stock option plan. These were partially offset by the payment of $1.0 million in dividends to stockholders and the cost of shares of treasury stock purchased during the first quarter 2001 in the amount of $1.2 million. The Company's book value per share was also positively affected by the Company's purchase of 37,200 shares of its common stock, at less than current book value, during the recent quarter pursuant to its stock repurchase program.

Investments

     As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold, and interest-bearing bank deposits equaled $625.7 million at March 31, 2001, up $18.6 million from $607.1 million at year-end 2000. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $19.8 million as of March 31, 2001, that has yielded substantial realized and unrealized gains. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $288.4 million at March 31, 2001 versus $287.2 million at year-end 2000.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  March 31,        December 31,
(In thousands)                                      2001              2000
                                               -------------      -------------

U.S. Treasury obligations                        $ 6,970            $19,791
Investments in mutual funds                            2                  3
                                                 -------            -------
    Total                                        $ 6,972            $19,794

                              FINANCIAL CONDITION

INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at March 31, 2001 with gross unrealized gains and losses, follows:

------------------------------------------------------------------------------------------
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At March 31, 2001                Cost        Gains       Losses       Value
------------------------------------------------------------------------------------------
Securities held to maturity:
  Other bonds and obligations               $    230     $     --     $     --    $    230
------------------------------------------------------------------------------------------
      Total securities held to maturity     $    230     $     --     $     --    $    230
------------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $108,712     $  1,470     $     --    $110,182
    U.S. Government agency obligations           146           --           (2)        144
------------------------------------------------------------------------------------------
      Total                                  108,858        1,470           (2)    110,326
------------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           29,198        1,025           --      30,223
      Federal Home Loan Mortgage
        Corporation                          247,814        6,068           --     253,882
      Federal National Mortgage
        Association                            1,950           39           (1)      1,988
      Collateralized mortgage
        obligations                            2,258           23           (2)      2,279
------------------------------------------------------------------------------------------
      Total mortgage-backed securities       281,220        7,155           (3)    288,372
------------------------------------------------------------------------------------------
      Total debt securities                  390,078        8,625           (5)    398,698
------------------------------------------------------------------------------------------
  Equity securities                           16,180        6,429       (2,806)     19,803
------------------------------------------------------------------------------------------
      Total securities available for sale    406,258     $ 15,054     $ (2,811)   $418,501
------------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        12,243
------------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        418,501
------------------------------------------------------------------------------------------

      Total investment securities, net      $418,731
------------------------------------------------------------------------------------------

Trading securities                          $  6,970                              $  6,972
------------------------------------------------------------------------------------------

                              FINANCIAL CONDITION

     The amortized cost and estimated market value of investment securities at December 31, 2000 with gross unrealized gains and losses, follows:

------------------------------------------------------------------------------------------
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At December 31, 2000             Cost        Gains       Losses       Value
------------------------------------------------------------------------------------------
Securities held to maturity:
  Other bonds and obligations               $    230     $     --     $     --    $    230
------------------------------------------------------------------------------------------
      Total securities held to maturity     $    230     $     --     $     --    $    230
------------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $125,630     $    827     $     (1)   $126,456
    U.S. Government agency obligations         9,147           --          (14)      9,133
------------------------------------------------------------------------------------------
      Total                                  134,777          827          (15)    135,589
------------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           30,847          543           (3)     31,387
      Federal Home Loan Mortgage
        Corporation                          247,925        3,322         (125)    251,122
      Federal National Mortgage
        Association                            2,230           43           (9)      2,264
      Collateralized mortgage
        obligations                            2,465           12          (37)      2,440
------------------------------------------------------------------------------------------
      Total mortgage-backed securities       283,467        3,920         (174)    287,213
------------------------------------------------------------------------------------------
      Total debt securities                  418,244        4,747         (189)    422,802
------------------------------------------------------------------------------------------
  Equity securities                           14,323        7,132       (1,705)     19,750
------------------------------------------------------------------------------------------
      Total securities available for sale    432,567     $ 11,879     $ (1,894)   $442,552
------------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                         9,985
------------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        442,552
------------------------------------------------------------------------------------------
      Total investment securities, net      $442,782
------------------------------------------------------------------------------------------
Trading securities                          $ 19,786                              $ 19,794
------------------------------------------------------------------------------------------

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at March 31, 2001 and December 31, 2000 are as follows:

                                                             March 31, 2001
                                              --------------------------------------------
                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 77,918   $ 78,462      $   230     $   230
After 1 year but within 5 years                 30,794     31,720           --          --
After 15 years                                     146        144           --          --
                                              --------   --------      -------     -------
                                               108,858    110,326          230         230
Mortgage-backed securities                     281,220    288,372           --          --
                                              --------   --------      -------     -------
                                              $390,078   $398,698      $   230     $   230

                                                             December 31, 2000
                                              --------------------------------------------
                                               Available for Sale        Held to Maturity
                                               Amortized   Market       Amortized   Market
Maturing:                                        Cost      Value          Cost      Value
                                                              (In thousands)
Within 1 year                                 $ 90,841   $ 91,025      $    --     $    --
After 1 year but within 5 years                 43,789     44,420          230         230
After 15 years                                     147        144           --          --
                                              --------   --------      -------     -------
                                               134,777    135,589          230         230
Mortgage-backed securities                     283,467    287,213           --          --
                                              --------   --------      -------     -------
                                              $418,244   $422,802      $   230     $   230

LOANS

     The composition of the Bank's loan portfolio is summarized as follows:

---------------------------------------------------------------------------------------
                                                      At                      At
(In thousands)                                 March 31, 2001         December 31, 2000
---------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                     $269,556               $270,330
  Commercial                                         2,923                  3,117
  Construction                                         574                    683
---------------------------------------------------------------------------------------
                                                   273,053                274,130
Add:  Premium on loans                                  91                    105
Less: Deferred mortgage loan origination fees       (1,228)                (1,284)
---------------------------------------------------------------------------------------
      Total mortgage loans                         271,916                272,951

Other loans:
  Consumer:
    Installment                                      1,741                  1,829
    Guaranteed education                             6,063                  6,266
    Other secured                                    1,196                  1,169
    Home equity lines of credit                     12,065                 12,624
    Unsecured                                          205                    224
---------------------------------------------------------------------------------------
      Total consumer loans                          21,270                 22,112
  Commercial                                        15,063                 15,084
---------------------------------------------------------------------------------------
      Total other loans                             36,333                 37,196
---------------------------------------------------------------------------------------
      Total loans                                 $308,249               $310,147
---------------------------------------------------------------------------------------

     The Bank's loan portfolio decreased $1.9 million during the first three months of 2001, from $310.1 million at December 31, 2000 to $308.2 million at March 31, 2001. Mortgage loans decreased $1.0 million and consumer loans decreased $0.9 million.

     Loan originations increased by $5.6 million to $12.6 million in the first three months of 2001 compared to $7.0 million in the first three months of last year.

NON-PERFORMING ASSETS

     The following table shows the composition of the Bank's non-performing assets at March 31, 2001 and 2000, and December 31, 2000:

                                             At            At              At
                                          March 31,    December 31,     March 31,
(In thousands)                              2001          2000            2000
------------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                         $   424        $   565       $   738
Real estate acquired through foreclosure       --             --            --
------------------------------------------------------------------------------------
Total non-performing assets               $   424        $   565       $   738
------------------------------------------------------------------------------------
Allowance for loan losses                 $ 2,607        $ 2,594       $ 2,569
Allowance as a percent of
  non-accrual loans                         614.9%         459.1%        348.1%
Allowance as a percent of
  non-performing assets                     614.9%         459.1%        348.1%
Non-accrual loans as a percent
  of total loans                             0.14%          0.18%         0.23%
Non-performing assets as a percent
  of total assets                            0.04%          0.06%         0.08%
------------------------------------------------------------------------------------

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 2000 to March 31, 2001 as noted in the table above. The principal balance of non-accrual loans was down to $424,000, or approximately 0.14% of total loans at March 31, 2001.

     The Bank did not have any impaired loans as of March 31, 2001.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                          Three Months Ended
                                                                March 31,
                                                            2001           2000
--------------------------------------------------------------------------------
                                                               (In thousands)

Balance at beginning of period                           $ 2,594        $ 2,555
Provision for loan losses                                     12             15
Recoveries of loans previously charged-off                     1              1
Less:  Charge-offs                                            --             (2)
--------------------------------------------------------------------------------
Balance at end of period                                 $ 2,607        $ 2,569
--------------------------------------------------------------------------------

     The Company maintains an allowance for probable losses that are inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At March 31, 2001 the balance of the allowance for loan losses was $2,607,000 representing 614.9% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $13.6 million to $837.2 million at March 31, 2001 from $823.6 million at December 31, 2000.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                March 31,        December 31,
                                                  2001               2000
------------------------------------------------------------------------------
                                                       (In thousands)

Demand and NOW                                 $ 82,547            $ 79,952
Savings and money market accounts               343,878             334,948
Time certificates of deposit                    411,023             408,981
Deposit acquisition premium,
  net of amortization                              (199)               (256)
------------------------------------------------------------------------------
    Total deposits                             $837,249            $823,625
------------------------------------------------------------------------------

Recent Accounting Developments

     "Accounting for Derivative Instruments and Hedging Activities"

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under these Statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company adopted these Statements on January 1, 2001. The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

Liquidity and Capital Resources

     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2001 the Bank had $151.7 million or 15.9% of total assets and $117.3 million or 12.3% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

     The Bank is a Federal Deposit Insurance Corporation ("FDIC") insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMELS rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital ratios. Tier II components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I capital plus the Tier II capital components are referred to as total qualifying capital.

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2001, the Bank had a leverage Tier I capital to total assets ratio of 10.68%, a Tier I capital to risk- weighted assets ratio of 31.22% and a total capital to risk-weighted assets ratio of 32.53%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.77%, Tier I capital to risk-weighted assets of 31.47% and total capital to risk-weighted assets of 32.78% at March 31, 2001.

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

          Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Liquidity

     See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 2000 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2001, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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

                                                 MASSBANK Corp. & Subsidiaries
                                                 -----------------------------
                                                          (Registrant)


Date: May 9, 2001                                  /s/ Gerard H. Brandi
                                                   ---------------------------
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO


Date: May 9, 2001                                  /s/ Reginald E. Cormier
                                                   ---------------------------
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO