Form 10-Q
period 2001-06-30
MASSBANK CORP
filed 2001-08-13
CIK 799166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

         /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]     No  [_]


 The number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date is:

         Class:  Common stock $1.00 per share.
       Outstanding at July 31, 2001: 3,135,675 shares.

           MASSBANK CORP. AND SUBSIDIARIES
                 INDEX


           PART I - FINANCIAL INFORMATION



                                                                     Page
                                                                    ------
ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of
           June 30, 2001 (unaudited) and December 31, 2000               3

         Consolidated Statements of Income (unaudited)
          for the three months ended June 30, 2001 and 2000              4
          and for the six months ended June 30, 2001 and 2000            5

         Consolidated Statements of Changes in Stockholders' Equity
          for the six months ended June 30, 2001 (unaudited)
          and the year ended December 31, 2000                      6 -  7

         Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2001 and 2000           8 -  9

     Condensed Notes to the Consolidated Financial Statements      10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      12 - 31


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk     31



            PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                              32

ITEM 2.  Changes in Securities                                          32

ITEM 3.  Defaults Upon Senior Securities                                32

ITEM 4.  Submission of Matters to a Vote of Security Holders            32

ITEM 5.  Other Information                                              32

ITEM 6.  Exhibits and Reports on Form 8-K                               32


Signature Page                                                          33

                        MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)

                                                              June 30,       December 31,
                                                                2001            2000
Assets:                                                      (unaudited)
Cash and due from banks                                        $ 10,740       $  9,179
Short-term investments (Note 3)                                 228,502        112,842
---------------------------------------------------------------------------------------
  Total cash and cash equivalents                               239,242        122,021
Term federal funds sold                                              --         30,000
Interest-bearing deposits in banks                                4,869          1,678
Securities held to maturity, at amortized cost
 (market value of $230 in 2000)                                      --            230
Securities available for sale, at market value (amortized
 cost of $371,307 in 2001 and $432,567 in 2000)                 381,959        442,552
Trading securities, at market value                                   3         19,794
Loans: (Note 4)
 Mortgage loans                                                 282,570        272,951
 Other loans                                                     35,861         37,196
 Allowance for loan losses                                       (2,616)        (2,594)
---------------------------------------------------------------------------------------
  Net loans                                                     315,815        307,553
Premises and equipment                                            5,755          3,932
Accrued interest receivable                                       4,330          5,755
Goodwill                                                          1,140          1,189
Current income tax asset, net                                       426            284
Other assets                                                      3,315          3,714
---------------------------------------------------------------------------------------
  Total assets                                                 $956,854       $938,702
Liabilities and Stockholders' Equity:
Deposits                                                       $839,001       $823,625
Escrow deposits of borrowers                                      1,316          1,387
Employee stock ownership plan liability                             312            312
Deferred income taxes                                             2,520          2,418
Other liabilities                                                 2,490          2,717
---------------------------------------------------------------------------------------
  Total liabilities                                             845,639        830,459
Stockholders' Equity:
 Preferred stock, par value $1.00 per share;
   2,000,000 shares authorized, none issued                          --             --
 Common stock, par value $1.00 per share;
   10,000,000 shares authorized, 7,466,164 and
   7,447,982 shares issued, respectively                          7,466          7,448
 Additional paid-in capital                                      62,148         61,674
 Retained earnings                                               96,634         93,165
---------------------------------------------------------------------------------------
                                                                166,248        162,287
 Accumulated other comprehensive income: (Note 6)
  Net unrealized gains on securities
    available for sale, net of tax effect                         6,424          5,972
 Treasury stock at cost, 4,345,589 and
    4,300,489 shares, respectively (Note 5)                     (61,145)       (59,704)
 Common stock acquired by ESOP                                     (312)          (312)
---------------------------------------------------------------------------------------
  Total stockholders' equity                                    111,215        108,243
---------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                   $956,854       $938,702

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three months ended
                                                                   June 30,
(In thousands except share data)                               2001        2000
-------------------------------------------------------------------------------
Interest and dividend income:
 Mortgage Loans                                          $    4,807  $    4,914
 Other loans                                                    613         741
 Securities available for sale:
  Mortgage-backed securities                                  4,696       4,748
  Other securities                                            1,443       2,380
 Trading securities                                              32          12
 Federal funds sold                                           2,186       2,002
 Other investments                                              328         118
-------------------------------------------------------------------------------
  Total interest and dividend income                         14,105      14,915
-------------------------------------------------------------------------------
Interest expense:
 Deposits                                                     8,476       8,621
-------------------------------------------------------------------------------
  Total interest expense                                      8,476       8,621
-------------------------------------------------------------------------------
  Net interest income                                         5,629       6,294
Provision for loan losses                                        12          15
-------------------------------------------------------------------------------
  Net interest income after provision for loan losses         5,617       6,279
-------------------------------------------------------------------------------
Non-interest income:
 Deposit account service fees                                   159         172
 Gains on securities, net                                     1,140         886
 Other                                                          253         235
-------------------------------------------------------------------------------
  Total non-interest income                                   1,552       1,293
-------------------------------------------------------------------------------
Non-interest expense:
 Salaries and employee benefits                               1,695       1,649
 Occupancy and equipment                                        513         501
 Data processing                                                122         117
 Professional services                                          147         498
 Advertising and marketing                                       54          63
 Amortization of intangibles                                     80          83
 Other                                                          380         414
-------------------------------------------------------------------------------
  Total non-interest expense                                  2,991       3,325
-------------------------------------------------------------------------------
  Income before income taxes                                  4,178       4,247
Income tax expense                                            1,490       1,530
-------------------------------------------------------------------------------
  Net income                                             $    2,688  $    2,717
-------------------------------------------------------------------------------
Weighted average common shares outstanding:
 Basic                                                    3,115,920   3,229,032
 Diluted                                                  3,196,908   3,304,904
Earnings per share (in dollars):
 Basic                                                        $0.86       $0.84
 Diluted                                                       0.84        0.82

See accompanying condensed notes to consolidated financial statements.



MASSBANK CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
     (Unaudited)
                                                             Six months ended
                                                                  June 30,
(In thousands except share data)                               2001        2000
-------------------------------------------------------------------------------
Interest and dividend income:
 Mortgage Loans                                          $    9,595  $    9,924
 Other loans                                                  1,322       1,457
 Securities available for sale:
  Mortgage-backed securities                                  9,483       9,558
  Other securities                                            3,279       4,785
 Trading securities                                             145          53
 Federal funds sold                                           4,555       3,502
 Other investments                                              619         346
-------------------------------------------------------------------------------
  Total interest and dividend income                         28,998      29,625
-------------------------------------------------------------------------------
Interest expense:
 Deposits                                                    17,388      17,042
-------------------------------------------------------------------------------
  Total interest expense                                     17,388      17,042
-------------------------------------------------------------------------------
  Net interest income                                        11,610      12,583
Provision for loan losses                                        24          30
-------------------------------------------------------------------------------
  Net interest income after provision for loan losses        11,586      12,553
-------------------------------------------------------------------------------
Non-interest income:
 Deposit account service fees                                   320         346
 Gains on securities, net                                     1,997       1,853
 Other                                                          406         406
-------------------------------------------------------------------------------
  Total non-interest income                                   2,723       2,605
-------------------------------------------------------------------------------
Non-interest expense:
 Salaries and employee benefits                               3,283       3,469
 Occupancy and equipment                                      1,091       1,073
 Data processing                                                251         245
 Professional services                                          249         666
 Advertising and marketing                                       96         118
 Amortization of intangibles                                    162         165
 Other                                                          726         769
-------------------------------------------------------------------------------
  Total non-interest expense                                  5,858       6,505
-------------------------------------------------------------------------------
  Income before income taxes                                  8,451       8,653
Income tax expense                                            3,018       3,108
-------------------------------------------------------------------------------
  Net income                                             $    5,433  $    5,545
-------------------------------------------------------------------------------
Weighted average common shares outstanding:
 Basic                                                    3,124,198   3,246,078
 Diluted                                                  3,201,623   3,321,132
Earnings per share (in dollars):
 Basic                                                        $1.74       $1.71
 Diluted                                                       1.70        1.67

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For The Six Months Ended June 30, 2001 (unaudited)
                       (In thousands except share data)


                                                                                          ACCUMULATED
                                                          ADDITIONAL                         OTHER     COMMON STOCK
                                                   COMMON  PAID-IN  RETAINED  TREASURY   COMPREHENSIVE   ACQUIRED
                                                   STOCK   CAPITAL  EARNINGS    STOCK    INCOME (LOSS)    BY ESOP    TOTAL
                                                   ------  -------  --------  ---------  --------------  ---------  --------
Balance at December 31, 2000                       $7,448  $61,674   $93,165  $(59,704)         $5,972      $(312)  $108,243
  Net Income                                           --       --     5,433        --              --         --      5,433
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)        --       --        --        --             452         --        452
                                                                                                                    --------
  Comprehensive income                                                                                                 5,885
  Cash dividends declared and paid
    ($0.63 per share)                                  --       --    (1,968)       --              --         --     (1,968)
Tax benefit resulting from dividends
 paid on unallocated shares held by the ESOP           --       --         4        --              --         --          4
Amortization of ESOP shares
 committed to be released                              --       67        --        --              --         --         67
Purchase of Company stock for
 deferred compensation plan (Note 5)                   --       30        --       (30)             --         --         --
Purchase of treasury stock                             --       --        --    (1,411)             --         --     (1,411)
Exercise of stock options
 and related tax benefits                              18      377        --        --              --         --        395
                                                    ________________________________________________________________________

Balance at June 30, 2001                           $7,466  $62,148   $96,634   $(61,145)        $6,424      $(312)  $111,215



See accompanying condensed notes to consolidated financial statements.

                     MASSBANK CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (In thousands except share data)


                                                                                          ACCUMULATED     COMMON
                                                          ADDITIONAL                         OTHER        STOCK
                                                   COMMON  PAID-IN  RETAINED  TREASURY   COMPREHENSIVE   ACQUIRED
                                                   STOCK   CAPITAL  EARNINGS    STOCK    INCOME (LOSS)    BY ESOP    TOTAL
                                                   ------  -------  --------  ---------  --------------  ---------  --------
Balance at December 31, 1999                      $7,407  $60,591   $85,873  $(53,890)         $1,966       $(468)  $101,479
  Net income                                          --       --    11,111        --              --          --     11,111
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)       --       --        --        --           4,006          --      4,006
                                                  ------  -------  --------  --------   -------------    --------   --------
Comprehensive income                                                                                                  15,117
Cash dividends declared and paid
 ($1.185 per share)                                   --       --    (3,829)       --              --          --     (3,829)
Tax benefit resulting from dividends
 paid on unallocated shares held by the ESOP          --       --        10        --              --          --         10
Net decrease in liability to ESOP                     --       --        --        --              --         156        156
Amortization of ESOP shares
 committed to be released                             --       93        --        --              --          --         93
Purchase of treasury stock                            --       --        --    (5,448)             --          --     (5,448)
Purchase of company stock for deferred
 compensation plan (Note 5)                           --      366        --      (366)             --          --         --
Exercise of stock options
 and related tax benefits                             41      624        --        --              --          --        665
                                            ________________________________________________________________________________

Balance at December 31, 2000                     $7,448   $61,674   $93,165  $(59,704)        $ 5,972        $(312)  $108,243



See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
                                                                             2001        2000
                                                                            --------    ------
                                                                               (In thousands)
Cash flows from operating activities:
 Net income                                                                $  5,433   $  5,545
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 423        447
  Loan interest capitalized                                                     (20)       (22)
  Amortization of ESOP shares committed to be released                           67         45
  Decrease in accrued interest receivable                                     1,425        232
  Decrease in other liabilities                                                (227)      (363)
  (Increase) decrease in current income tax asset, net                         (142)       175
  Accretion of discounts on securities, net of amortization
   of premiums                                                                 (407)      (422)
  Net trading securities activity                                            20,442      6,559
  Gains on securities available for sale, net                                (1,894)    (1,544)
  Gains on trading securities, net                                             (103)      (309)
  Decrease in deferred mortgage loan
   origination fees, net of amortization                                        (65)       (70)
  Deferred income tax benefit                                                  (113)       (42)
  Decrease in other assets                                                    1,126        113
  Provision for loan losses                                                      24         30
  Gains on sales of real estate acquired through foreclosure                     --         (8)
  Gains on sales of premises and equipment                                       (4)        --
  Decrease in escrow deposits of borrowers                                      (71)      (128)
-----------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                25,894     10,238
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of term federal funds                                           (10,000)        --
  Proceeds from maturities of term federal funds                             40,000         --
  Net (increase) decrease in interest bearing bank deposits                  (3,191)     2,345
  Proceeds from sales of investment securities available for sale            15,473     22,122
  Proceeds from maturities of investment securities
   available for sale                                                        52,230     25,000
  Purchases of investment securities
   available for sale                                                        (8,326)   (44,000)
  Purchases of mortgage-backed securities                                   (30,167)   (13,748)
  Principal repayments of mortgage-backed securities                         33,304     23,650
  Principal repayments of investment securities available for sale                2          2
  Loans originated                                                          (43,901)   (14,749)
  Loan principal payments received                                           35,673     22,535
  Purchases of premises & equipment                                          (2,058)      (162)
  Proceeds from sales of premises and equipment                                   4         --
  Proceeds from sales of real estate acquired through foreclosure                --         70
-----------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                79,043     23,065
-----------------------------------------------------------------------------------------------

                        MASSBANK CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)



                                                                       Six Months Ended
                                                                            June 30,
                                                                        2001       2000
                                                                      --------   --------
                                                                         (In thousands)
Cash flows from financing activities:
 Net increase in deposits                                               15,264      1,640
 Payments to acquire treasury stock                                     (1,441)    (2,084)
 Purchase of Company stock for deferred compensation plan                   30        346
 Issuance of common stock under stock option plan                          317         63
 Tax benefit resulting from stock options exercised                         78          4
 Cash dividends paid on common stock                                    (1,968)    (1,903)
 Tax benefit resulting from dividends paid on
  unallocated shares held by the ESOP                                        4          5
------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                   12,284     (1,929)
------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                            117,221     31,374
 Cash and cash equivalents at beginning of period                      122,021    121,404
------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                           $239,242   $152,778
------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
 Cash paid during the period for interest                             $ 17,440   $ 17,047
 Cash paid during the period for taxes, net of refunds                   3,195      2,965
 Purchases of securities executed but not settled at
  beginning of period which settled during the period                       60        117
 Sales of securities executed but not settled at
  beginning of period which settled during the period                      573        202
Non-cash transactions:
 SFAS 115:
  Increase (decrease) in accumulated other comprehensive income            452     (2,647)
  Increase (decrease) in deferred tax liabilities                          215     (1,853)
 Purchases of securities executed but not settled at end of period         272        100
 Sales of securities executed but not settled at end of period           1,511        701
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

  The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2001 and December 31, 2000, and its operating results for the three and six months ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments

     Short-term investments consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                                          At             At
(In thousands)                                                                     June 30, 2001  December 31, 2000
-------------------------------------------------------------------------------------------------------------------
  Federal funds sold (overnight)                                                        $203,854           $112,711
  Money market funds                                                                      24,648                131
-------------------------------------------------------------------------------------------------------------------
    Total short-term investments                                                        $228,502           $112,842
-------------------------------------------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments

     At June 30, 2001, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $11,294,000 and commitments under existing home equity lines of credit and other loans of approximately $34,459,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 2001, the Company had a performance standby letter of credit conveyed to others in the amount of $312,000 which is also not reflected on the consolidated balance sheet.

(5)  Directors Deferred Compensation Plan

  In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until the earlier of: (1) their attaining the age of 72, or (2) their termination as a director of the Company. In 2000, the plan was amended to allow the directors' compensation to be invested in Company stock held in an irrevocable trust. At June 30, 2001 the trust held 14,100 shares of MASSBANK Corp. stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

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

The Company's other comprehensive income and related tax effect for the six months ended June 30, 2001 and the year ended December 31, 2000 is as follows:

                                                     For the Six Months Ended
                                                          June 30, 2001
--------------------------------------------------------------------------------------
                                                                  Tax
                                                   Before-Tax  (Expense)    Net-of-Tax
(In thousands)                                     Amount      or Benefit   Amount
                                                   ----------  ----------   ----------
Unrealized gains on securities:
 Unrealized holding gains arising during period        $2,561     $(1,006)      $1,555
 Less: reclassification adjustment for
  gains realized in net income                          1,894        (791)       1,103
                                                       ------     -------       ------
 Net unrealized gains                                     667        (215)         452
                                                       ------     -------       ------
 Other comprehensive income                            $  667     $  (215)      $  452
                                                       ------     -------       ------

                                                   For the Year Ended
                                                   December 31, 2000
--------------------------------------------------------------------------------------
                                                                  Tax
                                                   Before-Tax  (Expense)    Net-of-Tax
(In thousands)                                     Amount      or Benefit   Amount
                                                   ----------  ----------   ----------
Unrealized gains on securities:
 Unrealized holding gains arising during period        $9,377     $(3,613)      $5,764
 Less: reclassification adjustment for
  gains realized in net income                          3,049      (1,291)       1,758
                                                       ------     -------       ------
 Net unrealized gains                                   6,328      (2,322)       4,006
                                                       ------     -------       ------
 Other comprehensive income                            $6,328     $(2,322)      $4,006
                                                       ------     -------       ------


                        MASSBANK CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 2001


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


Results of Operations for the three months ended June 30, 2001

GENERAL
  For the quarter ended June 30, 2001, MASSBANK Corp. reported net income of $2,688,000 or $0.84 in diluted earnings per share compared to net income of $2,717,000, or $0.82 in diluted earnings per share in the second quarter of 2000. Basic earnings per share in the recent quarter increased to $0.86 from $0.84 per share in the second quarter of the prior year.

  The Company's net income in the second quarter 2001 compared to the same quarter of 2000 reflects an increase in non-interest income of $259,000, a reduction in non-interest expense of $334,000 and a decrease in the provision for loan losses of $3,000. These improvements were offset by a decrease in net interest income of $665,000 resulting primarily from a decline in net interest margin partially offset by an increase in average earning assets. In addition, the Company's favorable earnings per share performance in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company's repurchase of 173,300 shares of its common stock in the last twelve months, pursuant to its stock repurchase program.

                            AVERAGE BALANCE SHEETS
                              Three Months Ended

                                                        June 30,
                                           2001                        2000
                                ---------------------------  --------------------------
                                Interest  Average            Interest  Average
                                Average    Income/   Yield/  Average   Income/  Yield/
(In thousands)                  Balance    Expense   Rate    Balance   Expense  Rate
                                      (4)       (4)     (4)                 (4)
---------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold            $202,492   $ 2,186    4.33%  $128,287  $ 2,002    6.26%
  Short-term investments (2)      28,597       328    4.60      7,703      115    6.01
  Investment securities          110,687     1,461    5.28    173,306    2,409    5.56
  Mortgage-backed securities     280,677     4,696    6.69    270,231    4,748    7.03
  Trading securities               2,460        32    5.15        860       12    5.32
  Mortgage loans (1)             274,804     4,807    7.00    282,942    4,914    6.95
  Other loans (1)                 36,239       613    6.75     36,545      741    8.10
---------------------------------------------------------------------------------------
    Total earning assets         935,956   $14,123    6.04%   899,874  $14,941    6.64%

Allowance for loan losses                   (2,609)                             (2,573)
---------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                933,347                      897,301

Other assets                      20,469                       21,949
---------------------------------------------------------------------------------------
    Total assets                $953,816             $        919,250

                          Three Months Ended
                            June 30,

                                             2001                        2000
                                  ---------------------------  ---------------------------
                                  Interest  Average            Interest  Average
                                  Average    Income/   Yield/  Average   Income/   Yield/
(In thousands)                    Balance    Expense   Rate    Balance   Expense   Rate
                                        (4)       (4)     (4)                 (4)
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                  $ 81,907    $  125    0.61%  $ 76,842   $  124     0.65%
  Savings                          345,425     2,886    3.35    345,497    2,929     3.40
  Time certificates of deposit     408,568     5,465    5.37    394,686    5,568     5.66
------------------------------------------------------------------------------------------
    Total deposits                 835,900     8,476    4.07    817,025    8,621     4.23

Other liabilities                    6,326                        3,108
------------------------------------------------------------------------------------------
    Total liabilities              842,226                      820,133
Stockholders' equity               111,590                       99,117
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity        $953,816                     $919,250
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                       5,647                       6,320
Less adjustment of tax-exempt
  interest income                                 18                          26
------------------------------------------------------------------------------------------
Net interest income                           $5,629           $           6,294
------------------------------------------------------------------------------------------
Interest rate spread                                    1.97%                        2.41%
------------------------------------------------------------------------------------------
Net interest margin (3)                                 2.41%                        2.81%
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

Net Interest Income
  Net interest income totaled $5,629,000 in the second quarter of 2001, a decrease of $665,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin partially offset by the positive effect of average earning asset growth. The Company's net interest margin for the three months ended June 30, 2001 was 2.41%, a decline from 2.81% reported in the second quarter of 2000. The Company's average earning assets increased $36.1 million to $936.0 million in the recent quarter, from $899.9 million in the same quarter last year.

Interest and Dividend Income
  Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2001, decreased to $14,123,000 from $14,941,000 for the three months ended June 30, 2000. The decrease in interest and dividend income resulted from a decrease in yield on the Company's average earning assets, partially offset by an increase of $36.1 million in average earning assets. As reflected in the table on page 13 of this report, the yield on the Company's average earning assets in the second quarter of 2001 was 6.04%, down from 6.64% in the same quarter of 2000.

  The Federal Reserve Bank has cut the Federal Funds rate six times in the last twelve months, reducing the rate from 6.50% to 3.75%. This decrease, because of the Bank's high volume of Federal Funds sold, reduced the overall yield on MASSBANK's earning assets. The yield on the Bank's other earning assets, except mortgage loans, also decreased due primarily to a decrease in market interest rates in the last twelve months.

Interest Expense
  Total interest expense for the three months ended June 30, 2001 decreased $145,000, or 1.7% to $8,476,000 from $8,621,000 for the three months ended
June 30, 2000. This decrease is due to a decrease in the Company's average cost of funds partially offset by an increase in average deposits. The Company's average cost of funds for the recent quarter was 4.07%, down from 4.23% for the comparable quarter in 2000. The Company's average deposits, as shown in the table on page 14, increased $18.9 million to $835.9 million in the second quarter of 2001, from $817.0 million in the second quarter of 2000.

Provision for Loan Losses
  The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the second quarter of 2001 was $12,000 compared to $15,000 in the second quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. At June 30, 2001, the allowance for loan losses was $2,616,000 representing 554.2% of nonaccrual loans. The Bank's nonaccrual loans totaled $472,000 at June 30, 2001 down from $953,000 a year earlier. The Bank had net loan charge-offs of $3,000 in the recent quarter compared to net charge-offs of $20,000 in the same quarter last year. Management believes that the allowance for loan losses as of June 30, 2001 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
  Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

  Non-interest income increased by $259,000 to $1,552,000 for the recent quarter, from $1,293,000 for the comparable quarter of the prior year. This increase is due essentially to higher net securities gains in the second quarter of 2001.

  Net gains on securities totaled $1,140,000 in the second quarter of this year compared to $886,000 in the second quarter of last year. Realized gains on the sale of equity securities and debt securities totaled $1,130,000 and $11,000, respectively for the three months ended June 30, 2001. The Bank also recorded a mark-to-market loss of $1,000 on its trading account during this same period.

  The Bank's deposit account service fees and other non-interest income totaled $159,000 and $253,000, respectively, in the second quarter of 2001 compared to $172,000 and $235,000, respectively, in the second quarter of 2000.

Non-Interest Expense
  Non-interest expense decreased $334,000 or 10.0% to $2,991,000 in the second quarter of 2001, from $3,325,000 in the second quarter of 2000. The decrease in non-interest expense is primarily due to a decrease in professional services expenses.

  Professional services expenses decreased $351,000 or 70.5% to $147,000 in the second quarter of 2001 from $498,000 in the second quarter last year. The decrease is due primarily to legal fees and other expenses the Company incurred in the second quarter last year in defending the Company's registered trademarks against infringement. All other non-interest expenses combined, consisting of salaries and employee benefits, occupancy and equipment, data processing, advertising and marketing, amortization of intangibles and other expenses, increased $17,000 to $2,844,000 for the three months ended June 30, 2001 from $2,827,000 for the three months ended June 30, 2000.

Income Tax Expense
 The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

  The Company recorded income tax expense of $1,490,000 in the second quarter of 2001, a decrease of $40,000 when compared to the same quarter last year.
The decrease in income tax expense is due primarily to a decrease in income before income taxes. The Company's income before income taxes was $4,178,000 in the recent quarter compared to $4,247,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2001 and 2000 was 35.7% and 36.0%, respectively.

Results of Operations for the six months ended June 30, 2001

General
  For the six months ended June 30, 2001, the Company reported net income of $5,433,000 or $1.70 in diluted earnings per share ($1.74 in basic earnings per share) compared to net income of $5,545,000 or $1.67 in diluted earnings per share ($1.71 in basic earnings per share) earned in the first half of 2000.

  The Company's financial performance in the first six months of 2001 reflects an increase in non-interest income of $118,000 and decreases in non-interest expense and provision for loan losses of $647,000 and $6,000, respectively. These improvements were offset by a decrease in net interest income of $973,000 resulting primarily from a decline in net interest margin partially offset by an increase in average earning assets. Additionally, the earnings per share results for the first half of 2001 were positively affected by the reduced number of average common shares outstanding as a result of the Company's repurchase of 173,300 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

Net Interest Income
  Net interest income totaled $11,610,000 for the six months ended June 30, 2001, compared to $12,583,000 for the same period in 2000. The $973,000 decrease is primarily attributable to a decrease in the Company's net interest margin, partially offset by an increase in average earning assets.

  The Company's net interest margin for the first six months of 2001 was 2.50% compared to 2.81% for the same period last year. Average earning assets for the six months ended June 30, 2001 increased $29.9 million to $930.9 million from $901.0 million for the corresponding period in 2000.

  The Company's interest rate spread for the first half of 2001 decreased to 2.02% from 2.40% for the first six months of last year. The yield on the Company's average earning assets in the first half of 2001 decreased 35 basis points to 6.24% from 6.59% in the corresponding period of 2000. The Company's average cost of funds for the first half of 2001 increased 3 basis points to 4.22% from 4.19% for the six months ended June 30, 2000.

                            AVERAGE BALANCE SHEETS
                               Six Months Ended
                                   June 30,


                                            2001                        2000
                                ---------------------------  --------------------------
                                Interest  Average            Interest  Average
                                Average    Income/   Yield/  Average   Income/  Yield/
(In thousands)                  Balance    Expense   Rate    Balance   Expense  Rate
                                      (4)       (4)     (4)                 (4)
---------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold            $185,356   $ 4,555    4.96%  $116,839  $ 3,502    6.03%
  Short-term investments (2)      25,055       616    4.96     11,982      341    5.71
  Investment securities          123,139     3,324    5.40    175,164    4,848    5.54
  Mortgage-backed securities     282,641     9,483    6.71    273,404    9,558    6.99
  Trading securities               4,956       145    5.93      2,069       53    5.10
  Mortgage loans (1)             273,208     9,595    7.02    284,926    9,924    6.97
  Other loans (1)                 36,499     1,322    7.27     36,601    1,457    7.95
---------------------------------------------------------------------------------------
    Total earning assets         930,854   $29,040    6.24%   900,985  $29,683    6.59%

Allowance for loan losses                   (2,605)                             (2,566)
---------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                928,249                      898,419

Other assets                      20,092                       21,260
---------------------------------------------------------------------------------------
    Total assets                $948,341             $        919,679

                           Six Months Ended
                             June 30,

                                            2001                        2000
                                ---------------------------  --------------------------
                                Interest  Average            Interest  Average
                                Average    Income/   Yield/  Average   Income/  Yield/
(In thousands)                  Balance    Expense   Rate    Balance   Expense  Rate
                                      (4)       (4)     (4)                 (4)


------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                  $ 80,126   $   244    0.61%  $ 74,946  $   242     0.65%
  Savings                          341,751     5,728    3.38    347,957    5,906     3.41
  Time certificates of deposit     409,253    11,416    5.63    394,348   10,894     5.56
------------------------------------------------------------------------------------------
    Total deposits                 831,130    17,388    4.22%   817,251   17,042     4.19%

Other liabilities                    6,294                        3,205
------------------------------------------------------------------------------------------
    Total liabilities              837,424                      820,456
Stockholders' equity               110,917                       99,223
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity        $948,341                      $919,679
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                      11,652                      12,641
Less adjustment of tax-exempt
  interest income                                 42                          58
------------------------------------------------------------------------------------------
Net interest income                          $11,610                     $12,583
------------------------------------------------------------------------------------------
Interest rate spread                                    2.02%                        2.40%
------------------------------------------------------------------------------------------
Net interest margin (3)                                 2.50%                        2.81%
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

Provision for Loan Losses
  The provision for loan losses for the first half of 2001 was $24,000 compared to $30,000 for the same period in 2000. This decrease is essentially due to a decrease in the Bank's net loan charge-offs. Loan charge-offs net of recoveries for the six months ended June 30, 2001 and 2000 were $2,000 and $21,000, respectively.

Non-Interest Income
  Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

  Non-interest income for the first six months of 2001 increased $118,000 to $2,723,000 from $2,605,000 for the same period last year. This improvement is due to an increase in net securities gains. Net securities gains totaled $1,997,000 for the six months ended June 30, 2001 compared to $1,853,000 for the six months ended June 30, 2000. Deposit account service fees and other non-interest income combined decreased $26,000 to $726,000 for the first half of 2001, from $752,000 for the first half of 2000.

Non-Interest Expense
  Non-interest expense for the first half of 2001 decreased $647,000 or 9.9% to $5,858,000 from $6,505,000 for the same period last year. This decrease is due primarily to decreases in salaries and employee benefits and professional services expenses.

  Salaries and employee benefits, the largest component of non-interest expense decreased $186,000 or 5.4% to $3,283,000 in the first half of 2001, from $3,469,000 in the comparable period of 2000. This reduction is due in part to a decrease in salaries and lower expenses associated with various employee benefits, including profit sharing and incentive compensation bonus payments. The bank has operated with fewer people than in the prior year resulting in a reduction in personnel-related expenses.

  Professional services expenses decreased $417,000 or 62.6% to $249,000 in the first half of 2001, from $666,000 in the first half of last year. This decrease is due principally to legal fees and other expenses the Company incurred in the first six months of last year in defending the Company's registered trademarks against infringement.

  All other non-interest expenses combined, consisting of occupancy and equipment, data processing, advertising and marketing, amortization of intangibles and other expenses, decreased $44,000 to $2,326,000 for the six months ended June 30, 2001 from $2,370,000 for the six months ended June 30, 2000.

Income Tax Expense
  The provision for federal and state income taxes decreased to $3,018,000 for the six months ended June 30, 2001 from $3,108,000 for the same period in 2000. This decrease is due primarily to a decrease in income before income taxes for the first half of 2001 and a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first half of 2001 is 35.7% compared to 35.9% for the same period a year ago.

Financial Condition
  The Company's total assets increased $18.2 million to $956.9 million as of June 30, 2001 from $938.7 million as of December 31, 2000. The growth in total assets reflects an increase in total investments of $8.2 million and an increase in the bank's loan portfolio, net of allowance for loan losses, of $8.3 million. Other assets increased $1.7 million since year-end 2000.

 The Company's total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits increased $8.2 million from $607.1 million at December 31, 2000 to $615.3 million at June 30, 2001. The mix of the Company's investments at June 30, 2001 compared to year-end 2000 reflects an increase in short-term investments. This provides the Company with the flexibility to invest some of these funds for a longer duration as the interest rate curve steepens. The higher yields on long-term investments would increase the Company's net interest margin.

  The loan portfolio at June 30, 2001, net of allowance for loan losses, amounted to $315.8 million compared to $307.5 million at December 31, 2000, an increase of $8.3 million. The growth in the loan portfolio reflects an increase in mortgage loans of $9.6 million, partially offset by a decrease of $1.3 million in the bank's consumer loan portfolio. The decline in mortgage interest rates in the first half of 2001 compared to the same period in 2000 has sparked the demand for mortgage refinancings. As a result, total loan originations for the first half of 2001 increased by $29.2 million to $43.9 million from $14.7 million for the first six months of last year.

  Total deposits were $839.0 million at June 30, 2001 reflecting an increase of $15.4 million or 1.9% from $823.6 million at year-end 2000.

  Total stockholders' equity increased $3.0 million to $111.2 million at June 30, 2001 representing a book value of $35.48 per share, from $108.2 million representing a book value of $34.25 per share at December 31, 2000.
Contributing to the increase in total stockholders' equity was the Company's net income of $5.4 million in the first half of 2001, an increase in net unrealized gains, net of tax, on the Company's securities available for sale of $0.5 million and the issuance of common stock under the Company's stock option plan. These were partially offset by the payment of $2.0 million in dividends to stockholders and the cost of shares of treasury stock repurchased during the first six months of 2001 in the amount of $1.4 million. The Company's book value per share was also positively affected by the Company's repurchase of 44,200 shares of its common stock, at less than current book value, during the first half of 2001 pursuant to its stock repurchase program.

Investments
  As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold, and interest-bearing bank deposits equaled $615.3 million at June 30, 2001, up $8.2 million from $607.1 million at year-end 2000. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $18.8 million as of June 30, 2001, that has yielded substantial realized and unrealized gains in recent years. Nearly all of the Bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

  The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $286.1 million at June 30, 2001 versus $287.2 million at year-end 2000.

  The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                               June 30,  December 31,
(In thousands)                     2001          2000
                                  -----       -------
U.S. Treasury obligations      $    --        $19,791
Investments in mutual funds           3             3
                                  -----       -------
    Total                      $      3       $19,794

                              FINANCIAL CONDITION

INVESTMENT SECURITIES
  The amortized cost and estimated market value of investment securities at June 30, 2001 with gross unrealized gains and losses, follows:

----------------------------------------------------------------------------------------
                                                         Gross       Gross
                                            Amortized  Unrealized  Unrealized    Market
(In thousands) At June 30, 2001                Cost      Gains       Losses      Value
----------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations                $ 74,795     $ 1,162  $     --     $ 75,957
    U.S. Government agency obligations          1,144           1          (4)     1,141
----------------------------------------------------------------------------------------
      Total                                    75,939       1,163          (4)    77,098
----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                            26,946         860          --     27,806
      Federal Home Loan Mortgage
        Corporation                           249,918       4,653         (41)   254,530
      Federal National Mortgage
        Association                             1,724          44          (9)     1,759
      Collateralized mortgage
        obligations                             1,981          27          --      2,008
----------------------------------------------------------------------------------------
      Total mortgage-backed securities        280,569       5,584         (50)   286,103
----------------------------------------------------------------------------------------
      Total debt securities                   356,508       6,747         (54)   363,201
----------------------------------------------------------------------------------------
  Equity securities                            14,799       6,757      (2,798)    18,758
----------------------------------------------------------------------------------------
      Total securities available for sale     371,307     $13,504     $(2,852)  $381,959
----------------------------------------------------------------------------------------
  Net unrealized gains on securities
   available for sale                         10,652
________________________________________________________________________________
      Total securities available
       for sale, net                         381,959
________________________________________________________________________________

      Total investment securities, net      $381,959
________________________________________________________________________________

Trading securities                          $      2                       $      3
________________________________________________________________________________

                 FINANCIAL CONDITION
INVESTMENT SECURITIES (continued)

   The amortized cost and estimated market value of investment securities at December 31, 2000 with gross unrealized gains and losses, follows:

----------------------------------------------------------------------------------------
                                                          Gross       Gross
                                             Amortized  Unrealized  Unrealized    Market
(In thousands) At December 31, 2000            Cost       Gains       Losses      Value
----------------------------------------------------------------------------------------

Securities held to maturity:
  Other bonds and obligations                $    230     $    --     $    --   $    230
----------------------------------------------------------------------------------------
      Total securities held to maturity      $    230     $    --     $    --   $    230
----------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations                $125,630     $   827     $    (1)  $126,456
    U.S. Government agency obligations          9,147          --         (14)     9,133
----------------------------------------------------------------------------------------
      Total                                   134,777         827         (15)   135,589
----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                            30,847         543          (3)    31,387
      Federal Home Loan Mortgage
        Corporation                           247,925       3,322        (125)   251,122
      Federal National Mortgage
        Association                             2,230          43          (9)     2,264
      Collateralized mortgage
        obligations                             2,465          12         (37)     2,440
----------------------------------------------------------------------------------------
      Total mortgage-backed securities        283,467       3,920        (174)   287,213
----------------------------------------------------------------------------------------
      Total debt securities                   418,244       4,747        (189)   422,802
----------------------------------------------------------------------------------------
  Equity securities                            14,323       7,132      (1,705)    19,750
----------------------------------------------------------------------------------------
      Total securities available for sale     432,567     $11,879     $(1,894)  $442,552
----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                          9,985
----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                         442,552
----------------------------------------------------------------------------------------
      Total investment securities, net       $                                   442,782
----------------------------------------------------------------------------------------
Trading securities                           $ 19,786                 $           19,794
----------------------------------------------------------------------------------------

  The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at June 30, 2001 and December 31, 2000 are as follows:



                                                   June 30, 2001
                                   ---------------------------------------------

                                   Available for Sale   Held to Maturity
                                   Amortized  Market    Amortized         Market
Maturing:                          Cost       Value     Cost              Value
                                                  (In thousands)

Within 1 year                       $ 52,989  $ 53,522  $    --           $
                                                                          --
After 1 year but within 5 years       22,805    23,436                --      --
After 15 years                           145       140                --      --
                                    --------  --------  ----------------  ------
                                      75,939    77,098                --      --
Mortgage-backed securities           280,569   286,103                --      --
                                    --------  --------  ----------------  ------
                                    $356,508  $363,201  $    --           $
                                                                          --


                                               December 31, 2000
                                   ---------------------------------------------

                                   Available for Sale   Held to Maturity
                                   Amortized  Market    Amortized         Market
Maturing:                          Cost       Value     Cost              Value
                                                 (In thousands)

Within 1 year                       $ 90,841  $ 91,025  $    --           $
                                                                          --
After 1 year but within 5 years       43,789    44,420               230     230
After 15 years                           147       144                --      --
                                    --------  --------  ----------------  ------
                                     134,777   135,589               230     230
Mortgage-backed securities           283,467   287,213                --      --
                                    --------  --------  ----------------  ------
                                    $418,244  $422,802              $230    $230

LOANS
  The composition of the Bank's loan portfolio is summarized as follows:

-----------------------------------------------------------------------------
                                                 At                At
(In thousands)                             June 30, 2001   December 31, 2000
-----------------------------------------------------------------------------
Mortgage loans:
  Residential                                   $279,891            $270,330
  Commercial                                       2,805               3,117
  Construction                                     1,015                 683
-----------------------------------------------------------------------------
                                                 283,711             274,130
Premium on loans                                      78                 105
Deferred mortgage loan origination fees           (1,219)             (1,284)
-----------------------------------------------------------------------------
      Total mortgage loans                       282,570             272,951

Other loans:
  Consumer:
    Installment                                    1,705               1,829
    Guaranteed education                           5,728               6,266
    Other secured                                  1,047               1,169
    Home equity lines of credit                   12,114              12,624
    Unsecured                                        197                 224
-----------------------------------------------------------------------------
      Total consumer loans                        20,791              22,112
  Commercial                                      15,070              15,084
-----------------------------------------------------------------------------
      Total other loans                           35,861              37,196
-----------------------------------------------------------------------------
      Total loans                               $318,431            $310,147
-----------------------------------------------------------------------------

  The Bank's loan portfolio increased $8.3 million during the first six months of 2001, from $310.1 million at December 31, 2000 to $318.4 million at June 30, 2001. Mortgage loans increased $9.6 million and consumer loans decreased $1.3 million.

  Loan originations increased by $29.2 million to $43.9 million in the first six months of 2001 compared to $14.7 million in the first six months of last year.

NON-PERFORMING ASSETS
  The following table shows the composition of the Bank's non-performing assets at June 30, 2001 and 2000, and December 31, 2000:


                                               At           At           At
                                            June 30,   December 31,   June 30,
(In thousands)                                2001           2000       2000
-------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                            $   472        $   565    $   953
Real estate acquired through foreclosure          --             --         --
-------------------------------------------------------------------------------
Total non-performing assets                  $   472        $   565    $   953
-------------------------------------------------------------------------------
Allowance for loan losses                    $ 2,616        $ 2,594    $ 2,564
Allowance as a percent of
  non-accrual loans                           554.2 %        459.1 %    269.0 %
Allowance as a percent of
  non-performing assets                       554.2 %        459.1 %    269.0 %
Non-accrual loans as a percent
  of total loans                                0.15%          0.18%      0.30%
Non-performing assets as a percent
  of total assets                               0.05%          0.06%      0.10%
-------------------------------------------------------------------------------

  The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

  Non-performing assets decreased from December 31, 2000 to June 30, 2001 as noted in the table above. The principal balance of non-accrual loans was down to $472,000, or approximately 0.15% of total loans at June 30, 2001.

  The Bank did not have any impaired loans as of June 30, 2001.

ALLOWANCE FOR LOAN LOSSES

  An analysis of the activity in the allowance for loan losses is as follows:

                                               Six Months Ended
                                                   June 30,
                                                 2001      2000
----------------------------------------------------------------
                                              (In thousands)

Balance at beginning of period                 $2,594    $2,555
Provision for loan losses                          24        30
Recoveries of loans previously charged-off          1         2
Less:  Charge-offs                                 (3)      (23)
----------------------------------------------------------------

Balance at end of period                       $2,616    $2,564
----------------------------------------------------------------


  The Company maintains an allowance for probable losses that are inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

  At June 30, 2001 the balance of the allowance for loan losses was $2,616,000 representing 554.2% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

  Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

  The Bank's total deposits increased by $15.4 million to $839.0 million at June 30, 2001 from $823.6 million at December 31, 2000.

  The composition of the Bank's total deposits as of the dates shown are summarized as follows:


                                     June 30,   December 31,
                                       2001           2000
-------------------------------------------------------------
                                     (In thousands)

Demand and NOW                       $ 84,388       $ 79,952
Savings and money market accounts     348,681        334,948
Time certificates of deposit          406,076        408,981
Deposit acquisition premium,
  net of amortization                    (144)          (256)
-------------------------------------------------------------

    Total deposits                   $839,001       $823,625
-------------------------------------------------------------


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

  "Goodwill and Other Intangible Assets"
  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. At June 30, 2001, the Company had $1,140,000 of goodwill on its balance sheet that is being amortized at a rate of $99,000 annually. The Company also had $144,000 of other intangible assets being amortized at a rate of $230,000 annually.

Liquidity and Capital Resources
  The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in short-term investments (overnight federal funds sold and money market funds), which can be immediately converted into cash, and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2001 the Bank had $228.5 million or 23.9% of total assets and $77.1 million or 8.1% of total assets invested, respectively, in short-term investments and United States obligations.

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

 The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2001, the Bank had a leverage Tier I capital to total assets ratio of 10.75%, a Tier I capital to risk-weighted assets ratio of 30.22% and a total capital to risk-weighted assets ratio of 31.52%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.95%, Tier I capital to risk-weighted assets of 30.76% and total capital to risk-weighted assets of 32.07% at June 30, 2001.

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

             PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2001, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

     Not Applicable.

Item 3.  Defaults Upon Senior Securities

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 17, 2001, stockholders voted affirmatively on the following proposal:

     1.) To elect four Directors to serve until the 2002 Annual Meeting of Stockholders, three Directors to serve until the 2003 Annual Meeting of Stockholders and four Directors to serve until the 2004 Annual Meeting of Stockholders.

          Elected at Meeting                     Term

          Mathias B. Bedell                      3 Years
          Gerard H. Brandi                       1 Year
          Allan S. Bufferd                       2 Years
          Peter W. Carr                          1 Year
          Alexander S. Costello                  3 Years
          Robert S. Cummings                     1 Year
          Leonard Lapidus                        3 Years
          Stephen E. Marshall                    3 Years
          Nancy L. Pettinelli                    2 Years
          Herbert G. Schurian                    1 Year
          Dr. Donald B. Stackhouse               2 Years

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



                                                MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                        (Registrant)



Date:   August 13, 2001                            /s/Gerard H. Brandi
                                                   ___________________________
                                                       (Signature)
                                                       Gerard H. Brandi
                                                       President and CEO



Date:   August 13, 2001                            /s/Reginald E. Cormier
                                                   ___________________________
                                                     (Signature)
                                                     Reginald E. Cormier
                                                     Sr. V.P., Treasurer and CFO