Form 10-Q
period 2001-09-30
MASSBANK CORP
filed 2001-11-09
CIK 799166

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

         /x/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                      OR
         / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Class:  Common stock $1.00 per share.
              Outstanding at October 31, 2001: 3,135,341 shares.

                        MASSBANK CORP. AND SUBSIDIARIES
                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                               Page
ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of
          September 30, 2001 (unaudited) and December 31, 2000                   3

         Consolidated Statements of Income (unaudited)
          for the three months ended September 30, 2001 and 2000                 4
          and for the nine months ended September 30, 2001 and 2000              5

         Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended September 30, 2001 (unaudited)
          and the year ended December 31, 2000                              6 -  7

         Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended September 30, 2001 and 2000             8 -  9

         Condensed Notes to the Consolidated Financial Statements          10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12 - 31


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk              31



                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings                                                       32

ITEM 2.  Changes in Securities                                                   32

ITEM 3.  Defaults Upon Senior Securities                                         32

ITEM 4.  Submission of Matters to a Vote of Security Holders                     32

ITEM 5.  Other Information                                                       32

ITEM 6.  Exhibits and Reports on Form 8-K                                        32


Signature Page                                                                   33





                        MASSBANK CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)


                                                             September 30,   December 31,
                                                                2001            2000
                                                             (unaudited)
Assets:
Cash and due from banks                                           $ 16,465       $  9,179
Short-term investments (Note 3)                                    213,964        112,842
------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                  230,429        122,021
Term federal funds sold                                                 --         30,000
Interest-bearing deposits in banks                                  15,131          1,678
Securities held to maturity, at amortized cost
 (market value of $230 in 2000)                                         --            230
Securities available for sale, at market value (amortized
 cost of $373,945 in 2001 and $432,567 in 2000)                    388,029        442,552
Trading securities, at market value                                      2         19,794
Loans: (Note 4)
 Mortgage loans                                                    290,195        272,951
 Other loans                                                        35,548         37,196
 Allowance for loan losses                                          (2,614)        (2,594)
------------------------------------------------------------------------------------------
  Net loans                                                        323,129        307,553
Premises and equipment                                               6,098          3,932
Accrued interest receivable                                          4,268          5,755
Goodwill                                                             1,115          1,189
Current income tax asset, net                                           94            284
Other assets                                                         2,111          3,714
------------------------------------------------------------------------------------------
  Total assets                                                    $970,406       $938,702
Liabilities and Stockholders' Equity:
Deposits                                                          $842,445       $823,625
Escrow deposits of borrowers                                         1,391          1,387
Employee stock ownership plan liability                                312            312
Deferred income taxes                                                3,670          2,418
Other liabilities                                                    7,326          2,717
------------------------------------------------------------------------------------------
  Total liabilities                                                855,144        830,459
Stockholders' Equity:
 Preferred stock, par value $1.00 per share;
   2,000,000 shares authorized, none issued                             --             --
 Common stock, par value $1.00 per share;
   10,000,000 shares authorized, 7,469,414 and
   7,447,982 shares issued, respectively                             7,469          7,448
 Additional paid-in capital                                         62,304         61,674
 Retained earnings                                                  98,286         93,165
------------------------------------------------------------------------------------------
                                                                   168,059        162,287
 Accumulated other comprehensive income: (Note 6)
  Net unrealized gains on securities
    available for sale, net of tax effect                            8,676          5,972
 Treasury stock at cost, 4,345,989 and
    4,300,489 shares, respectively (Note 5)                        (61,161)       (59,704)
 Common stock acquired by ESOP                                        (312)          (312)
------------------------------------------------------------------------------------------
  Total stockholders' equity                                       115,262        108,243
------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                      $970,406       $938,702

See accompanying condensed notes to consolidated financial statements.



                        MASSBANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three months ended
                                                                September 30,
(In thousands except share data)                               2001        2000
-------------------------------------------------------------------------------
Interest and dividend income:
 Mortgage Loans                                          $    4,953  $    4,879
 Other loans                                                    526         783
 Securities available for sale:
  Mortgage-backed securities                                  4,815       4,669
  Other securities                                            1,099       2,327
 Federal funds sold                                           1,812       2,504
 Other investments                                              312          64
-------------------------------------------------------------------------------
  Total interest and dividend income                         13,517      15,226
-------------------------------------------------------------------------------
Interest expense:
 Deposits                                                     8,064       9,079
-------------------------------------------------------------------------------
  Total interest expense                                      8,064       9,079
-------------------------------------------------------------------------------
  Net interest income                                         5,453       6,147
Provision for loan losses                                        12          15
-------------------------------------------------------------------------------
  Net interest income after provision for loan losses         5,441       6,132
-------------------------------------------------------------------------------
Non-interest income:
 Deposit account service fees                                   162         169
 Gains on securities, net                                     1,216         580
 Other                                                          111         196
-------------------------------------------------------------------------------
  Total non-interest income                                   1,489         945
-------------------------------------------------------------------------------
Non-interest expense:
 Salaries and employee benefits                               1,591       1,671
 Occupancy and equipment                                        491         504
 Data processing                                                121         116
 Professional services                                           92         135
 Advertising and marketing                                       40          51
 Amortization of intangibles                                     83          82
 Other                                                          414         335
-------------------------------------------------------------------------------
  Total non-interest expense                                  2,832       2,894
-------------------------------------------------------------------------------
  Income before income taxes                                  4,098       4,183
Income tax expense                                            1,466       1,486
-------------------------------------------------------------------------------
  Net income                                             $    2,632  $    2,697
-------------------------------------------------------------------------------
Weighted average common shares outstanding:
 Basic                                                    3,119,067   3,216,527
 Diluted                                                  3,214,599   3,292,370
Earnings per share (in dollars):
 Basic                                                        $0.84       $0.84
 Diluted                                                       0.82        0.82

See accompanying condensed notes to consolidated financial statements.



                        MASSBANK CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                              Nine months ended
                                                                September 30,
(In thousands except share data)                               2001        2000
-------------------------------------------------------------------------------
Interest and dividend income:
 Mortgage Loans                                          $   14,548  $   14,803
 Other loans                                                  1,848       2,240
 Securities available for sale:
  Mortgage-backed securities                                 14,298      14,227
  Other securities                                            4,378       7,112
 Trading securities                                             145          53
 Federal funds sold                                           6,367       6,006
 Other investments                                              931         410
-------------------------------------------------------------------------------
  Total interest and dividend income                         42,515      44,851
-------------------------------------------------------------------------------
Interest expense:
 Deposits                                                    25,452      26,121
-------------------------------------------------------------------------------
  Total interest expense                                     25,452      26,121
-------------------------------------------------------------------------------
  Net interest income                                        17,063      18,730
Provision for loan losses                                        36          45
-------------------------------------------------------------------------------
  Net interest income after provision for loan losses        17,027      18,685
-------------------------------------------------------------------------------
Non-interest income:
 Deposit account service fees                                   482         515
 Gains on securities, net                                     3,213       2,433
 Other                                                          517         602
-------------------------------------------------------------------------------
  Total non-interest income                                   4,212       3,550
-------------------------------------------------------------------------------
Non-interest expense:
 Salaries and employee benefits                               4,874       5,140
 Occupancy and equipment                                      1,582       1,577
 Data processing                                                372         361
 Professional services                                          341         801
 Advertising and marketing                                      136         169
 Amortization of intangibles                                    245         247
 Other                                                        1,140       1,104
-------------------------------------------------------------------------------
  Total non-interest expense                                  8,690       9,399
-------------------------------------------------------------------------------
  Income before income taxes                                 12,549      12,836
Income tax expense                                            4,484       4,594
-------------------------------------------------------------------------------
  Net income                                             $    8,065  $    8,242
-------------------------------------------------------------------------------
Weighted average common shares outstanding:
 Basic                                                    3,122,469   3,236,156
 Diluted                                                  3,205,996   3,311,474
Earnings per share (in dollars):
 Basic                                                        $2.58       $2.55
 Diluted                                                       2.52        2.49

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           For The Nine Months Ended September 30, 2001 (unaudited)
                       (In thousands except share data)

                                                                                         ACCUMULATED     COMMON
                                                          ADDITIONAL                         OTHER       STOCK
                                                   COMMON  PAID-IN  RETAINED  TREASURY   COMPREHENSIVE  ACQUIRED
                                                   STOCK   CAPITAL  EARNINGS    STOCK       INCOME       BY ESOP    TOTAL
                                                   ------  -------  --------  ---------  -------------  ---------  --------
Balance at December 31, 2000                       $7,448  $61,674   $93,165    $(59,704)       $5,972     $(312)  $108,243
  Net Income                                           --       --     8,065          --            --        --      8,065
  Other comprehensive income,
  net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)        --       --        --          --         2,704        --      2,704
                                                   ------  -------  --------    --------   ------------  --------   --------
Comprehensive income                                                                                                 10,769
Cash dividends declared and paid
($0.945 per share)                                     --       --    (2,950)         --            --        --     (2,950)
Tax benefit resulting from dividends
 paid on unallocated shares held by the ESOP           --        --         6         --            --        --          6
Amortization of ESOP shares
 committed to be released                              --        114       --         --            --        --        114
Purchase of Company stock for
 deferred compensation plan (Note 5)                   --         45       --        (45)           --        --         --
Purchase of treasury stock                             --         --       --     (1,412)           --        --     (1,412)
Exercise of stock options
 and related tax benefits                              21        471       --         --            --        --        492
___________________________________________________________________________________________________________________________

Balance at September 30, 2001                      $7,469    $62,304  $98,286   $(61,161)      $8,676     $(312)  $115,262

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Year Ended December 31, 2000 (unaudited)

                     (In thousands except share data)

                                                                                          ACCUMULATED    COMMON
                                                          ADDITIONAL                         OTHER        STOCK
                                                   COMMON  PAID-IN  RETAINED  TREASURY   COMPREHENSIVE   ACQUIRED
                                                   STOCK   CAPITAL  EARNINGS    STOCK    INCOME (LOSS)    BY ESOP    TOTAL
                                                   ------  -------  --------  ---------  --------------  ---------  --------
Balance at December 31, 1999                       $7,407  $60,591   $85,873    $(53,890)       $1,966      $(468)  $101,479
  Net income                                           --       --    11,111          --            --         --     11,111
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)        --      --        --           --         4,006         --      4,006
                                                   ------  -------  --------     --------   ------------    --------   -------
  Comprehensive income                                                                                                15,117
  Cash dividends declared and paid
   ($1.185 per share)                                  --      --    (3,829)          --            --         --     (3,829)
  Tax benefit resulting from dividends
   paid on unallocated shares held by the ESOP         --      --        10           --            --         --        10
  Net decrease in liability to ESOP                    --      --        --           --            --        156       156
  Amortization of ESOP shares
   committed to be released                            --      93        --           --            --         --        93
  Purchase of treasury stock                           --      --        --       (5,448)           --         --    (5,448)
  Purchase of company stock for deferred
   compensation plan (Note 5)                          --     366        --         (366)           --         --       --
  Exercise of stock options
   and related tax benefits                            41     624        --           --            --         --      665
______________________________________________________________________________________________________________________________

Balance at December 31, 2000                       $7,448 $61,674   $93,165     $(59,704)       $ 5,972     $(312) $108,243

See accompanying condensed notes to consolidated financial statements.

                        MASSBANK CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                             2001       2000
                                                                           --------  ---------
                                                                             (In thousands)
Cash flows from operating activities:
 Net income                                                                $  8,065   $  8,242
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 654        657
  Loan interest capitalized                                                     (27)       (31)
  Amortization of ESOP shares committed to be released                          114         69
  Decrease (increase) in accrued interest receivable                          1,487       (757)
  Decrease in other liabilities                                                (250)      (599)
  Decrease in current income tax asset, net                                     190        421
  Accretion of discounts on securities, net of amortization
   of premiums                                                                 (588)      (649)
  Net trading securities activity                                            20,439      6,569
  Gains on securities available for sale, net                                (3,107)    (2,078)
  Gains on trading securities, net                                             (106)      (355)
  Decrease in deferred mortgage loan
   origination fees, net of amortization                                        (30)      (117)
  Deferred income tax benefit                                                  (143)       (90)
  Decrease (increase) in other assets                                         1,090     (1,309)
  Provision for loan losses                                                      36         45
  Gains on sales of real estate acquired through foreclosure                     --         (8)
  Gains on sales of premises and equipment                                       (4)        --
  Increase (decrease) in escrow deposits of borrowers                             4        (37)
-----------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                27,824      9,973
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of term federal funds                                           (10,000)   (10,000)
  Proceeds from maturities of term federal funds                             40,000         --
  Net (increase) decrease in interest bearing bank deposits                 (13,453)     2,324
  Proceeds from sales of investment securities available for sale            18,416     28,700
  Proceeds from maturities of investment securities
   available for sale                                                        69,230     29,000
  Purchases of investment securities available for sale                     (26,184)   (48,479)
  Purchases of mortgage-backed securities                                   (50,169)   (28,652)
  Principal repayments of mortgage-backed securities                         56,083     35,503
  Principal repayments of investment securities available for sale                3          3
  Loans originated                                                          (71,565)   (22,304)
  Loan principal payments received                                           55,968     33,692
  Purchases of premises & equipment                                          (2,535)      (251)
  Proceeds from sales of premises and equipment                                   4         --
  Proceeds from sales of real estate acquired through foreclosure                --         70
-----------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                65,798     19,606
-----------------------------------------------------------------------------------------------

                        MASSBANK CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (unaudited)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                        2001        2000
                                                                      --------    --------
                                                                        (In thousands)

Cash flows from financing activities:
 Net increase in deposits                                               18,650      1,464
 Payments to acquire treasury stock                                     (1,457)    (2,698)
 Purchase of Company stock for deferred compensation plan                   45        347
 Issuance of common stock under stock option plan                          393         77
 Tax benefit resulting from stock options exercised                         99          4
 Cash dividends paid on common stock                                    (2,950)    (2,869)
 Tax benefit resulting from dividends paid on
  unallocated shares held by the ESOP                                        6          8
------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                   14,786     (3,667)
------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                            108,408     25,912
 Cash and cash equivalents at beginning of period                      122,021    121,404
------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                           $230,429   $147,316
------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
 Cash paid during the period for interest                             $ 25,518   $ 26,119
 Cash paid during the period for taxes, net of refunds                   4,336      4,250
 Purchases of securities executed but not settled at
  beginning of period which settled during the period                       60        117
 Sales of securities executed but not settled at
  beginning of period which settled during the period                      573        202
Non-cash transactions:
 SFAS 115:
  Increase in accumulated other comprehensive income                     2,704        878
  Increase in deferred tax liabilities                                   1,395        399
 Purchases of securities executed but not settled at end of period       6,461        253
 Sales of securities executed but not settled at end of period           1,602      1,962
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

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2001 and December 31, 2000, and its operating results for the three and nine months ended September 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:

------------------------------------------------------------------------------------------
                                                         At                      At
(In thousands)                                   September 30, 2001      December 31, 2000
-------------------------------------------------------------------------------------------
  Federal funds sold (overnight)                       $109,087             $112,711
  Term federal funds sold (less than 90 days)            80,000                   --
  Money market funds                                     24,877                  131
-------------------------------------------------------------------------------------------
    Total short-term investments                       $213,964             $112,842
-------------------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments
     At September 30, 2001, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $12,472,000 and commitments under existing home equity lines of credit and other loans of approximately $35,612,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 2001, the Company had a performance standby letter of credit conveyed to others in the amount of $312,000 which is also not reflected on the consolidated balance sheet.

(5)  Directors Deferred Compensation Plan
     In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until the earlier of: (1) their attaining the age of 72, or (2) their termination as a director of the Company. In 2000, the plan was amended to allow the directors compensation to be invested in Company stock held in an irrevocable trust. At September 30, 2001 the trust held 14,500 shares of MASSBANK Corp. common stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

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

The Company's other comprehensive income and related tax effect for the nine months ended September 30, 2001 and the year ended December 31, 2000 is as follows:

                                                       For the Nine Months Ended
                                                          September 30, 2001
--------------------------------------------------------------------------------------
                                                                  Tax
                                                   Before-Tax  (Expense)    Net-of-Tax
(In thousands)                                       Amount    or Benefit     Amount
                                                   ----------  ----------   ----------
Unrealized gains on securities:
 Unrealized holding gains arising during period        $7,205     $(2,692)      $4,513
 Less: reclassification adjustment for
  gains realized in net income                          3,107      (1,298)       1,809
                                                       ------     -------       ------
 Net unrealized gains                                   4,098      (1,394)       2,704
                                                       ------     -------       ------
 Other comprehensive income                            $4,098     $(1,394)      $2,704
                                                       ------     -------       ------

                                                           For the Year Ended
                                                           December 31, 2000
--------------------------------------------------------------------------------------
                                                      Tax
                                                   Before-Tax  (Expense)    Net-of-Tax
(In thousands)                                       Amount    or Benefit     Amount
                                                   ----------  ----------   ----------
Unrealized gains on securities:
 Unrealized holding gains arising during period        $9,377     $(3,613)      $5,764
 Less: reclassification adjustment for
  gains realized in net income                          3,049      (1,291)       1,758
                                                       ------     -------       ------
 Net unrealized gains                                   6,328      (2,322)       4,006
                                                       ------     -------       ------
 Other comprehensive income                            $6,328     $(2,322)      $4,006
                                                       ------     -------       ------


                        MASSBANK CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              September 30, 2001


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


Results of Operations for the three months ended September 30, 2001

GENERAL
    For the quarter ended September 30, 2001, MASSBANK Corp. reported net income of $2,632,000 or $0.82 in diluted earnings per share compared to net income of $2,697,000, or $0.82 in diluted earnings per share in the third quarter of 2000. Basic earnings per share in the recent quarter were $0.84 per share, unchanged from the same quarter of last year.

    The Company's net income in the third quarter 2001 compared to the third quarter of 2000 includes an increase in securities gains of $636,000, a reduction in non-interest expense of $62,000 and a decrease in the provision for loan losses of $3,000. Offsetting these improvements was a decrease in net interest income of $694,000 resulting primarily from a decline in net interest margin partially offset by an increase in average earning assets. In addition, the Company's earnings per share performance in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company's repurchase of 151,800 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

                            AVERAGE BALANCE SHEETS
                              Three Months Ended
                                 September 30,
                                            2001                        2000
                                ---------------------------- ---------------------------
                                            Interest Average           Interest  Average
                                Average    Income/   Yield/  Average   Income/  Yield/
(In thousands)                  Balance    Expense   Rate    Balance   Expense  Rate
                                  (4)                  (4)     (4)               (4)
---------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold            $207,758   $ 1,812    3.46%  $151,918  $ 2,504    6.54%
  Short-term investments (2)      31,967       312    3.87      4,008       61    6.02
  Investment securities           86,346     1,126    5.22    167,144    2,364    5.66
  Mortgage-backed securities     292,538     4,815    6.58    268,229    4,669    6.96
  Trading securities                   5        --      --         39       --      --
  Mortgage loans (1)             286,136     4,953    6.92    278,662    4,879    7.00
  Other loans (1)                 35,734       526    5.82     36,826      783    8.40
---------------------------------------------------------------------------------------
    Total earning assets         940,484   $13,544    5.76%   906,826  $15,260    6.73%

Allowance for loan losses         (2,616)                      (2,569)
---------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                937,868                      904,257

Other assets                      20,873                       20,581
---------------------------------------------------------------------------------------
    Total assets                $958,741             $        924,838

Continued on next page

                                                 Three Months Ended
                                                   September 30,

                                              2001                        2000
                                  ---------------------------- ----------------------------
                                             Interest  Average           Interest  Average
                                  Average    Income/   Yield/  Average   Income/   Yield/
(In thousands)                    Balance    Expense   Rate    Balance   Expense   Rate
                                    (4)                 (4)      (4)                 (4)
------------------------------------------------------------------------------------------

Liabilities:
Deposits:
  Demand and NOW                  $ 81,128    $  126    0.62%  $ 76,149   $  124     0.64%
  Savings                          357,917     3,005    3.33    341,608    2,932     3.41
  Time certificates of deposit     399,849     4,933    4.89    401,761    6,023     5.95
------------------------------------------------------------------------------------------
    Total deposits                 838,894     8,064    3.81    819,518    9,079     4.40

Other liabilities                    6,629                        3,018
------------------------------------------------------------------------------------------
    Total liabilities              845,523                      822,536
Stockholders' equity               113,218                      102,302
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity        $958,741                     $924,838
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                       5,480                       6,181
Less adjustment of tax-exempt
  interest income                                 27                          34
------------------------------------------------------------------------------------------
Net interest income                           $5,453           $           6,147
------------------------------------------------------------------------------------------
Interest rate spread                                    1.95%                        2.33%
------------------------------------------------------------------------------------------
Net interest margin (3)                                 2.33%                        2.73%
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

Net Interest Income
--------------------------------------------------------------------------------

                                                           Three months ended
                                                              September 30,
 (in thousands)                                               2001     2000
                                                            -------  -------
 Interest and Dividend Income                               $13,517  $15,226
 Interest Expense                                             8,064    9,079
                                                            -------  -------
 Net Interest Income                                        $ 5,453  $ 6,147
--------------------------------------------------------------------------------

    Net interest income decreased $694,000 or 11.3% in the three month Comparison. This was primarily due to lower interest rates and more assets than liabilities maturing or repricing during the period.

Interest and Dividend Income
    Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2001, decreased to $13,544,000 from $15,260,000 for the three months ended September 30, 2000. The decrease in interest and dividend income resulted from a decrease in yield on the Company's average earning assets, partially offset by an increase of $33.7 million in average earning assets. As reflected in the table on page 13 of this report, the yield on the Company's average earning assets in the third quarter of 2001 was 5.76%, down from 6.73% in the same quarter of 2000.

    The reduction in yield on the Company's average earning asets is primarily attributable to lower market interest rates, especially the Federal Funds rate. The Federal Reserve Bank has cut the Federal Funds rate eight times during the twelve months ended September 30, 2001, reducing the rate from 6.50% to 3.00%.

Interest Expense
    Total interest expense for the three months ended September 30, 2001 decreased $1,015,000, or 11.2% to $8,064,000 from $9,079,000 for the three months ended September 30, 2000. The decrease in interest expense is due primarily to a reduction in the Bank's average cost of funds partially offset by an increase in average deposits. A decrease in the Bank's deposit rates, due to declining market interest rates in the last twelve months, caused the Bank's cost of funds to decrease 59 basis points, from 4.40% in the third quarter of 2000 to 3.81% in the recent quarter. The Company's average deposits, as shown in the table on page 14, increased $19.4 million to $838.9 million in the third quarter of 2001, from $819.5 million in the third quarter of 2000.

Provision for Loan Losses
    The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The provision for loan losses in the third quarter of 2001 was $12,000 compared to $15,000 in the third quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. At September 30, 2001, the allowance for loan losses was $2,614,000 representing 461.8% of nonaccrual loans. The bank's nonaccrual loans totaled $566,000 at September 30, 2001, essentially unchanged from year-end 2000. The bank had net loan charge-offs of $14,000 in the recent quarter versus no net loan charge-offs in the same quarter last year. Management believes that the allowance for loan losses as of September 30, 2001 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
    Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

    Non-interest income increased by $544,000 to $1,489,000 for the recent quarter, from $945,000 for the comparable quarter of the prior year. This increase is due essentially to higher securities gains

    Net gains on securities totaled $1,216,000 in the third quarter of this year compared to $580,000 in the third quarter of last year. All gains realized in the recent quarter were from the sale of equity securities.

    The bank's deposit account service fees and other non-interest income totaled $162,000 and $111,000, respectively, in the third quarter of 2001 compared to $169,000 and $196,000, respectively, in the third quarter of 2000. The decrease in other non-interest income reflects a decline in income earned on the bank's deferred compensation plan assets during the recent quarter due primarily to the unfavorable performance of the stock market. This decrease was offset by a corresponding decrease in deferred compensation plan expense which is included in salaries and employee benefits.

Non-Interest Expense
    Non-interest expense decreased $62,000 or 2.1% to $2,832,000 in the third quarter of 2001, from $2,894,000 in the third quarter of 2000.

    The decrease in non-interest expense was primarily due to lower salaries and employee benefits resulting from the previously disclosed reduction in deferred compensation plan expense, as well as a decrease in professional services expenses due to lower legal fees. These decreases were offset in part, by increases in various other non-interest expenses.

Income Tax Expense
   The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

    The Company recorded income tax expense of $1,466,000 in the third quarter of 2001, a decrease of $20,000 when compared to the same quarter last year.
The decrease in income tax expense is due primarily to a decrease in income before income taxes, partially offset by a slight increase in effective income tax rate. The Company's income before income taxes was $4,098,000 in the recent quarter compared to $4,183,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2001 and 2000 was 35.8% and 35.5%, respectively.


Results of Operations for the nine months ended September 30, 2001

General
    For the nine months ended September 30, 2001, the Company reported net income of $8,065,000 or $2.52 in diluted earnings per share ($2.58 in basic earnings per share) versus $8,242,000 or $2.49 in diluted earnings per share ($2.55 in basic earnings per share), in the first nine months of 2000.

    The Company's financial performance in the first nine months of 2001 reflects an increase in non-interest income of $662,000 and decreases in non-interest expense and provision for loan losses of $709,000 and $9,000, respectively. These improvements were offset by a decrease in net interest income of $1,667,000 resulting primarily from a decline in net interest margin partially offset by an increase in average earning assets. Additionally, the earnings per share results for the first nine months of 2001 were positively affected by the reduced number of average common shares outstanding as a result of the Company's repurchase of 151,800 shares of its common stock, in the last twelve months, pursuant to its stock repurchase program.

Net Interest Income
    Net interest income totaled $17,063,000 for the nine months ended
September 30, 2001, compared to $18,730,000 for the same period in 2000. The $1,667,000 decrease is primarily attributable to a decrease in the Company's net interest margin, partially offset by an increase in average earning assets.

    The Company's net interest margin for the first nine months of 2001 was 2.45% compared to 2.78% for the same period last year. This was caused by lower interest rates and more assets than liabilities maturing or repricing during the period. Average earning assets for the nine months ended September 30, 2001 increased $31.2 million to $934.1 million from $902.9 million for the corresponding period in 2000.

    The Company's interest rate spread for the first nine months of 2001 decreased to 2.00% from 2.37% for the first nine months of last year. The yield on the Company's average earning assets in the first nine months of 2001 decreased 56 basis points to 6.08% from 6.64% in the corresponding period of 2000. The Company's average cost of funds for the first nine months of 2001 decreased 19 basis points to 4.08% from 4.27% for the nine months ended September 30, 2000.

AVERAGE BALANCE SHEETS
                                                   Nine Months Ended
                                                     September 30,
                                             2001                       2000
                                ---------------------------- --------------------------
                                           Interest  Average          Interest  Average
                                Average    Income/   Yield/  Average   Income/  Yield/
(In thousands)                  Balance    Expense   Rate    Balance   Expense  Rate
                                  (4)                 (4)     (4)                 (4)
---------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold            $192,905   $ 6,367    4.41%  $128,617  $ 6,006    6.24%
  Short-term investments (2)      27,384       928    4.53      9,305      402    5.77
  Investment securities          110,739     4,450    5.36    172,471    7,213    5.58
  Mortgage-backed securities     285,977    14,298    6.67    271,666   14,227    6.98
  Trading securities               3,288       145    5.93      1,388       53    5.05
  Mortgage loans (1)             277,565    14,548    6.99    282,822   14,803    6.98
  Other loans (1)                 36,241     1,848    6.79     36,677    2,240    8.10
---------------------------------------------------------------------------------------
    Total earning assets         934,099   $42,584    6.08%   902,946  $44,944    6.64%

Allowance for loan losses         (2,609)                               (2,567)
---------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                931,490                      900,379

Other assets                      20,356                       21,032
---------------------------------------------------------------------------------------
    Total assets                $951,846             $        921,411

Continued on next page

                                                  Nine Months Ended
                                                    September 30,

                                               2001                       2000
                                  ---------------------------- ----------------------------
                                             Interest  Average           Interest  Average
                                  Average    Income/   Yield/  Average   Income/   Yield/
(In thousands)                    Balance    Expense   Rate    Balance   Expense   Rate
                                     (4)                (4)     (4)                 (4)
------------------------------------------------------------------------------------------

Liabilities:
Deposits:
  Demand and NOW                  $ 80,464   $   370    0.62%  $ 75,350  $   366     0.65%
  Savings                          347,199     8,732    3.36    345,825    8,838     3.41
  Time certificates of deposit     406,084    16,350    5.38    396,837   16,917     5.69
----------------------------------------------------            ---------------
    Total deposits                 833,747    25,452    4.08%   818,012   26,121     4.27%

Other liabilities                    6,407                        3,142
------------------------------------------------------------------------------------------
    Total liabilities              840,154                      821,154
Stockholders' equity               111,692                      100,257
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity        $951,846                     $921,411
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                      17,132                      18,823
Less adjustment of tax-exempt
  interest income                                 69                          93
------------------------------------------------------------------------------------------
Net interest income                          $17,063                     $18,730
------------------------------------------------------------------------------------------
Interest rate spread                                    2.00%                        2.37%
------------------------------------------------------------------------------------------
Net interest margin (3)                                 2.45%                        2.78%
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

Provision for Loan Losses
    The provision for loan losses for the first nine months of 2001 was $36,000 compared to $45,000 for the same period in 2000. This decrease is essentially due to the bank's low net loan charge-offs. Loan charge-offs net of recoveries for the nine months ended September 30, 2001 and 2000 were $16,000 and $24,000, respectively.

Non-Interest Income
    Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

    Non-interest income for the first nine months of 2001 increased $662,000 to $4,212,000 from $3,550,000 for the same period last year. This improvement is due to an increase in net securities gains. Net securities gains totaled $3,213,000 for the nine months ended September 30, 2001 compared to $2,433,000 for the nine months ended September 30, 2000. Deposit account service fees and other non-interest income combined decreased $118,000 to $999,000 for the first nine months of 2001, from $1,117,000 for the same period in 2000. This decrease is primarily attributable to reduced earnings on the bank's deferred compensation plan assets due to the unfavorable performance of the stock market. A corresponding reduction of $90,000 in deferred compensation plan expense is also reflected in salaries and employee benefits.

Non-Interest Expense
    Non-interest expense for the first nine months of 2001 decreased $709,000 or 7.5% to $8,690,000 from $9,399,000 for the same period last year. This decrease is due primarily to decreases in salaries and employee benefits and professional services expenses.

    Salaries and employee benefits, the largest component of non-interest expense decreased $266,000 or 5.2% to $4,874,000 in the first nine months of 2001, from $5,140,000 in the comparable period of 2000. This reduction is due, in part, to the decrease in deferred compensation plan expense previously disclosed under non-interest income, a decrease in salaries, and lower expenses associated with various employee benefits, including profit sharing and incentive compensation bonus payments. The bank has operated with fewer people than in the prior year resulting in a reduction in personnel-related expenses. Also contributing to the decrease in salaries and employee benefits expense were higher loan origination expenses being deferred due to the bank's significantly higher loan origination volume.

    Professional services expenses decreased $460,000 or 57.4% to $341,000 in the first nine months of 2001, from $801,000 in the first nine months of last year. This decrease is due principally to legal fees and other expenses the Company incurred last year in defending the Company's registered trademarks against infringement.

    All other non-interest expenses combined, consisting of occupancy and equipment, data processing, advertising and marketing, amortization of intangibles and other expenses, increased $17,000 to $3,475,000 for the nine months ended September 30, 2001 from $3,458,000 for the nine months ended September 30, 2000.

Income Tax Expense
    The provision for federal and state income taxes decreased to $4,484,000 for the nine months ended September 30, 2001 from $4,594,000 for the same period in 2000. This decrease is due primarily to a decrease in income before income taxes for the first nine months of 2001 and a reduction in the Company's effective income tax rate. The Company's combined effective income tax rate for the first nine months of 2001 is 35.7% compared to 35.8% for the same period a year ago.

Financial Condition
    The Company's total assets increased $31.7 million to $970.4 million as of September 30, 2001 from $938.7 million as of December 31, 2000. The growth in total assets reflects an increase in total investments of $10.0 million and an increase in the bank's loan portfolio, net of allowance for loan losses, of $15.6 million. Other assets increased $6.1 million since year-end 2000.

   The Company's total investments consisting of investment securities and other short-term investments, including term federal funds sold and interest-bearing bank deposits increased $10.0 million from $607.1 million at December 31, 2000 to $617.1 million at September 30, 2001. The mix of the Company's investments at September 30, 2001 compared to year-end 2000 reflects an increase in short-term investments. This provides the Company with the flexibility to invest some of these funds for a longer duration as the interest rate curve steepens. The higher yields on long-term investments would increase the Company's net interest margin.

    The loan portfolio at September 30, 2001, net of allowance for loan losses, amounted to $323.1 million compared to $307.5 million at December 31, 2000, an increase of $15.6 million. The growth in the loan portfolio reflects an increase in mortgage loans of $17.2 million, partially offset by a decrease of $1.6 million in the bank's consumer loan portfolio. The decline in mortgage interest rates in the first nine months of 2001 compared to the same period in 2000 has sparked the demand for mortgage refinancings. As a result, total loan originations for the first nine months of 2001 increased by $49.3 million to $71.6 million from $22.3 million for the first nine months of last year.

    Total deposits were $842.4 million at September 30, 2001 reflecting an increase of $18.8 million or 2.3% from $823.6 million at year-end 2000.

    Total stockholders' equity increased $7.0 million to $115.3 million at September 30, 2001 representing a book value of $36.73 per share, from $108.2 million representing a book value of $34.25 per share at December 31, 2000. Contributing to the increase in total stockholders' equity was the Company's net income of $8.1 million in the first nine months of 2001, an increase in net unrealized gains, net of tax, on the Company's securities available for sale portfolio of $2.7 million and the issuance of common stock under the Company's stock option plan. These were partially offset by the payment of $3.0 million in dividends to stockholders and the cost of shares of treasury stock repurchased during the first nine months of 2001 in the amount of $1.4 million. The Company's book value per share was also positively affected by the Company's repurchase of 44,200 shares of its common stock, at less than current book value, during the first nine months of 2001 pursuant to its stock repurchase program.

Investments
    As previously noted, total investments consisting of investment securities, short-term investments, term federal funds sold, and interest-bearing bank deposits equaled $617.1 million at September 30, 2001, up $10.0 million from $607.1 million at year-end 2000. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The bank also maintains an equity securities portfolio, valued at $16.0 million as of September 30, 2001, that has yielded substantial gains in recent years. Nearly all of the bank's investment securities are classified as available for sale or trading securities. Management evaluates its investment alternatives in order to properly manage the mix of assets on its balance sheet. Investment securities available for sale and trading securities provide liquidity, facilitate interest rate sensitivity management and enhance the bank's ability to respond to customers' needs should loan demand increase and/or deposits decline.

    The bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The bank's investment in mortgage-backed securities totaled $289.8 million at September 30, 2001 versus $287.2 million at year-end 2000.

    The bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:



                                     September 30,  December 31,
(In thousands)                          2001          2000
                                       -----       -------

U.S. Treasury obligations              $  --       $19,791
Investments in mutual funds                2             3
                                       -----       -------
    Total                              $   2       $19,794

                              FINANCIAL CONDITION
INVESTMENT SECURITIES
    The amortized cost and estimated market value of investment securities at September 30, 2001 with gross unrealized gains and losses, follows:

------------------------------------------------------------------------------------------
                                                           Gross        Gross
                                             Amortized   Unrealized  Unrealized    Market
(In thousands) At September 30, 2001           Cost        Gains       Losses      Value
------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations                $ 73,486     $ 1,424  $       --   $ 74,910
    U.S. Government agency obligations          7,143         151          (4)     7,290
----------------------------------------------------------------------------------------
      Total                                    80,629       1,575          (4)    82,200
----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                            24,817       1,355          --     26,172
      Federal Home Loan Mortgage
        Corporation                           249,876      10,429          --    260,305
      Federal National Mortgage
        Association                             1,524          57          --      1,581
      Collateralized mortgage
        obligations                             1,718          36          --      1,754
----------------------------------------------------------------------------------------
      Total mortgage-backed securities        277,935      11,877          --    289,812
----------------------------------------------------------------------------------------
      Total debt securities                   358,564      13,452          --    372,012
----------------------------------------------------------------------------------------
  Equity securities                            15,381       4,265      (3,629)    16,017
----------------------------------------------------------------------------------------
      Total securities available for sale     373,945     $17,717     $(3,633)  $388,029
----------------------------------------------------------------------------------------
Net unrealized gains on securities
 available for sale                            14,084
________________________________________________________________________________________
  Total securities available
   for sale, net                              388,029
________________________________________________________________________________________

  Total investment securities, net           $388,029
________________________________________________________________________________________

Trading securities                           $      2                          $      2
________________________________________________________________________________________

                              FINANCIAL CONDITION

     The amortized cost and estimated market value of invenstment securities at December 31, 2000 with gross unrealized gains and losses, follows:

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
----------------------------------------------------------------------------------------

  The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at September 30, 2001 and December 31, 2000 are as follows:

                                                   September 30, 2001
                                   ---------------------------------------------
                                   Available for Sale   Held to Maturity
                                   Amortized  Market    Amortized         Market
Maturing:                          Cost       Value     Cost              Value
                                                   (In thousands)

Within 1 year                       $ 43,992  $ 44,694  $             --  $   --
After 1 year but within 5 years       36,494    37,367                --      --
After 15 years                           143       139                --      --
                                    --------  --------  ----------------  ------
                                      80,629    82,200                --      --
Mortgage-backed securities           277,935   289,812                --      --
                                    --------  --------  ----------------  ------
                                    $358,564  $372,012  $             --  $   --


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

LOANS
    The composition of the bank's loan portfolio is summarized as follows:

--------------------------------------------------------------------------------
                                                    At                   At
(In thousands)                            September 30, 2001   December 31, 2000
--------------------------------------------------------------------------------
Mortgage loans:
  Residential                                    $287,361            $270,330
  Commercial                                        2,792               3,117
  Construction                                      1,231                 683
--------------------------------------------------------------------------------
                                                  291,384             274,130
Premium on loans                                       65                 105
Deferred mortgage loan origination fees            (1,254)             (1,284)
--------------------------------------------------------------------------------
      Total mortgage loans                        290,195             272,951

Other loans:
  Consumer:
    Installment                                     1,511               1,829
    Guaranteed education                            5,378               6,266
    Other secured                                     884               1,169
    Home equity lines of credit                    12,480              12,624
    Unsecured                                         209                 224
--------------------------------------------------------------------------------
      Total consumer loans                         20,462              22,112
  Commercial                                       15,086              15,084
--------------------------------------------------------------------------------
      Total other loans                            35,548              37,196
--------------------------------------------------------------------------------
      Total loans                                $325,743            $310,147
--------------------------------------------------------------------------------

    The bank's loan portfolio increased $15.6 million during the first nine months of 2001, from $310.1 million at December 31, 2000 to $325.7 million at September 30, 2001. Mortgage loans increased $17.2 million and consumer loans decreased $1.6 million.

    Loan originations increased by $49.3 million to $71.6 million in the first nine months of 2001 compared to $22.3 million in the first nine months of last year.

NON-PERFORMING ASSETS
    The following table shows the composition of the bank's non-performing assets at September 30, 2001 and 2000, and December 31, 2000:


                                                  At             At              At
                                             September 30,  December 31,   September 30,
(In thousands)                                   2001           2000            2000
-----------------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                                 $   566        $   565         $   838
Real estate acquired through foreclosure               --             --              --
-----------------------------------------------------------------------------------------
Total non-performing assets                       $   566        $   565         $   838
-----------------------------------------------------------------------------------------
Allowance for loan losses                         $ 2,614        $ 2,594         $ 2,579
Allowance as a percent of
  non-accrual loans                                461.8 %        459.1 %         307.8 %
Allowance as a percent of
  non-performing assets                            461.8 %        459.1 %         307.8 %
Non-accrual loans as a percent
  of total loans                                     0.17%          0.18%           0.27%
Non-performing assets as a percent
  of total assets                                    0.06%          0.06%           0.09%
-----------------------------------------------------------------------------------------

    The bank generally does not accrue interest on loans which are 90 days or more past due. It is the bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

    Non-performing assets as noted in the table above totaled $566,000 representing 0.06% of total assets at September 30, 2001, essentially unchanged from December 31, 2000.

      The bank did not have any impaired loans as of September 30, 2001.

ALLOWANCE FOR LOAN LOSSES

  An analysis of the activity in the allowance for loan losses is as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                          2001      2000
--------------------------------------------------------------------------------
                                                           (In thousands)

Balance at beginning of period                           $2,594    $2,555
Provision for loan losses                                    36        45
Recoveries of loans previously charged-off                    1         3
Less:  Charge-offs                                          (17)      (24)
--------------------------------------------------------------------------------

Balance at end of period                                 $2,614    $2,579
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

    At September 30, 2001 the balance of the allowance for loan losses was $2,614,000 representing 461.8% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

    Deposit accounts of all types have traditionally been the primary source of funds for the bank's lending and investment activities. The bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The bank's management attempts to manage its deposits through selective pricing and marketing.

    The bank's total deposits increased by $18.8 million to $842.4 million at September 30, 2001 from $823.6 million at December 31, 2000.

    The composition of the bank's total deposits as of the dates shown are summarized as follows:

                                                  September 30,   December 31,
                                                      2001           2000
--------------------------------------------------------------------------------
                                                        (In thousands)
Demand and NOW                                      $ 81,572       $ 79,952
Savings and money market accounts                    364,440        334,948
Time certificates of deposit                         396,519        408,981
Deposit acquisition premium,
  net of amortization                                    (86)          (256)
--------------------------------------------------------------------------------

    Total deposits                                  $842,445       $823,625
--------------------------------------------------------------------------------


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

    "Goodwill and Other Intangible Assets"
    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt the new standard on January 1, 2002. At September 30, 2001, the Company had $1,115,000 of goodwill on its balance sheet that is being amortized at a rate of $99,000 annually.

Liquidity and Capital Resources
    The bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The bank's primary sources of funds are deposits, loan amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the bank maintains a high percentage of its assets invested in short-term investments (overnight federal funds sold and money market funds), which can be immediately converted into cash, and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2001 the bank had $134.0 million or 13.8% of total assets and $82.2 million or 8.5% of total assets invested, respectively, in short-term investments and United States obligations.

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

    The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2001, the bank had a leverage Tier I capital to total assets ratio of 10.70%, a Tier I capital to risk-weighted assets ratio of 30.09% and a total capital to risk-weighted assets ratio of 30.95%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 11.02%, Tier I capital to risk-weighted assets of 31.01% and total capital to risk-weighted assets of 31.87% at September 30, 2001.

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

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2001, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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



                                                 MASSBANK Corp. & Subsidiaries
                                                 _____________________________
                                                           (Registrant)



Date:   November 9, 2001                           /s/Gerard H. Brandi
                                                   ___________________________
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO



Date:   November 9, 2001                          /s/Reginald E. Cormier
                                                  ___________________________
                                                  (Signature)
                                                  Reginald E. Cormier
                                                  Sr. V.P., Treasurer and CFO