Form 10-K
period 2001-12-31
MASSBANK CORP
filed 2002-03-25
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on March 13, 2002 as reported by NASDAQ, was $136,342,143.

     As of March 13, 2002, there were 3,166,315 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of MASSBANK Corp.'s 2001 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statement Disclosure.

     This Annual Report on Form 10-K may contain forward-looking information, including information concerning the Company's expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission ("SEC"), in annual reports to stockholders, in press releases and other written materials, and in oral statements made by the Company's officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements Forward-looking statements include, but are not limited to, statements concerning the Company's belief, expectations, or intentions concerning the Company's future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company's current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

     -    Unexpected fluctuations in market interest rates

     - Unexpected fluctuations in the market for equities, bonds, federal funds and other financial instruments

     -    An increase in the level of non-performing assets

     - An increase in competitive pricing pressures within the Company's market which may result in the following:

     -    An increase in the Company's cost of funds

     -    Changes in volume of loan originations

     - Limit the ability of the Company to attract and retain banking customers

     -    Adverse legislative or regulatory developments

     -    Adverse impacts resulting from the continuing war on terrorism

     -    An increase in medical insurance and other employee-related costs

     - The impact of inflation, and other factors described in the Company's annual report.

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

     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company's stock repurchase program. MASSBANK Corp.'s only assets at December 31, 2001 were represented by its investment in the Bank of $110.9 million, interest-bearing bank deposits of $4.3 million and other assets of $0.2 million. The Company's liabilities consisted of loan indebtedness of $0.2 million and other liabilities of $0.3 million. The proceeds of the loan were used to purchase shares of the Company's common stock for the Employee Stock Ownership Plan ("ESOP"). See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2001 MASSBANK Corp. on a consolidated basis had total assets of $971.2 million, deposits of $849.7 million, and stockholders' equity of $114.9 million which represents 11.8% of total assets. Book value per share at December 31, 2001 stood at $36.51, up from $34.25 at year-end 2000.

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

Employees

     MASSBANK Corp. does not employ any persons other than its management which also serves as management of, and is paid by, the Bank. See "Item 10 - Directors and Executive Officers of the Registrant." MASSBANK Corp. utilizes the support staff of the Bank from time to time and does not pay any separate salaries or expenses in connection therewith.

Dividends

     MASSBANK Corp. paid total cash dividends of $1.26 per share in 2001 compared to $1.185 per share in 2000. The Company's dividend payout ratios (cash dividends paid divided by net income) for 2001 and 2000 were 37% and 34%, respectively.

Stock Repurchase Program

     During 2001, the Company continued its program of share repurchases by repurchasing 60,200 shares of its common stock pursuant to its stock repurchase program. On January 16, 2002 the Company's Board of Directors extended for another year, the stock repurchase program that it authorized in January 2001. Additionally, the Board approved an increase of 125,000 in the number of shares of the Company's common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 214,800 shares.

3-For-2 Stock Split

     On January 16, 2002 the Company's Board of Directors approved a three-for-two stock split of the Company's common stock to be effected in the form of a stock dividend payable on April 19, 2002 to stockholders of record at the close of business on March 29, 2002. The Company's per share amounts and weighted average common shares outstanding will be restated in the second quarter 2002 to reflect the Company's three-for-two stock split.

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

     The Bank's deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation (the "FDIC") and excess deposit accounts are insured by the Depositors Insurance Fund, Inc. ("DIF"), a private industry-sponsored deposit insurer.

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

Lending Activities

     The Bank's net loan portfolio totaled $328.4 million at December 31, 2001.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at the dates shown:

-------------------------------------------------------------------------------------------
(In thousands) At December 31,            2001       2000       1999       1998       1997
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential:
    Conventional                      $293,764   $269,859   $286,429   $280,681   $243,482
    FHA and VA                             259        471        740      1,181      1,843
  Commercial                             2,641      3,117      2,471      2,257      3,861
  Construction                             993        683        232        730        492
-------------------------------------------------------------------------------------------
      Total mortgage loans             297,657    274,130    289,872    284,849    249,678
  Premium on loans                          51        105        159        259        343
  Deferred mortgage loan
         origination fees               (1,239)    (1,284)    (1,451)    (1,454)    (1,223)
-------------------------------------------------------------------------------------------
      Mortgage loans, net              296,469     272,951   288,580    283,654    248,798
-------------------------------------------------------------------------------------------
Other loans:
  Consumer:
    Installment                          1,178      1,829      1,418      1,547      2,199
    Guaranteed education                 4,937      6,266      7,037      7,967      8,934
    Other secured                          873      1,169      1,318      1,366      1,600
    Home equity lines of credit         12,271     12,624     11,737     10,159     10,470
    Unsecured                              201        224        225        235        266
-------------------------------------------------------------------------------------------
      Total consumer loans              19,460     22,112     21,735     21,274     23,469
  Commercial                            15,088     15,084     15,050         61         36
-------------------------------------------------------------------------------------------
      Total other loans                 34,548     37,196     36,785     21,335     23,505
-------------------------------------------------------------------------------------------
      Total loans                      331,017    310,147    325,365    304,989    272,303
Allowance for loan losses               (2,643)    (2,594)    (2,555)    (2,450)    (2,334)
-------------------------------------------------------------------------------------------
      Net loans                       $328,374   $307,553   $322,810   $302,539   $269,969
-------------------------------------------------------------------------------------------


     The following table shows the maturity distribution and interest rate sensitivity of the Bank's loan portfolio at December 31, 2001:

                                             Maturity/Scheduled Payments(1)
                               ------------------------------------------------------------
                                Within       One to      Five to       After
(In thousands)                 one year    five years   ten years    ten years       Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                   $   616      $ 9,928      $74,817     $207,486     $292,847
  Commercial & construction         245          153          323        2,901        3,622
-------------------------------------------------------------------------------------------
    Total mortgage loans            861       10,081       75,140      210,387      296,469
Other loans                      15,967        2,068        4,222       12,291       34,548
-------------------------------------------------------------------------------------------
    Total loans                 $16,828      $12,149      $79,362     $222,678     $331,017
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

     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

                                                     Total Due After One Year
                                                    --------------------------
                                                    Fixed           Adjustable
(In thousands)                                      Rate              Rate          Total
-------------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                      $255,932          $36,299       $292,231
  Commercial & construction                           1,047            2,330          3,377
-------------------------------------------------------------------------------------------
    Total mortgage loans                            256,979           38,629        295,608
Other loans                                           1,167           17,414         18,581
-------------------------------------------------------------------------------------------
    Total loans                                    $258,146          $56,043       $314,189
-------------------------------------------------------------------------------------------

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has kept its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. The Bank's net loan portfolio represented approximately 33.8% and 32.8% of the Company's total assets at December 31, 2001, and 2000, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today's economic climate, the Bank would prefer a more even mix of loans and securities. However, there remains a tremendous amount of competition for mortgages in the Bank's area. In spite of the competition, the Bank in 2001 originated $103.2 million in loans, a 213% increase over the $33.0 million originated in the year 2000. Much of this volume was due to mortgage refinancing in an historically low rate environment, which also resulted in significant loan payoffs. The net result was that the Bank added $20.9 million to its loan portfolio, a 6.7% increase over last year. The Bank's loan portfolio was $331.0 million and $310.1 million at December 31, 2001 and 2000, respectively.

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

     Substantially all of the real estate loans originated by the Bank during 2001 were secured by real estate located in the Bank's primary lending area, reflecting the Bank's commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank currently retains all of the mortgages it originates for its own portfolio These are primarily 10, 12, 15 or 20 year fixed rate and adjustable rate mortgages. The few long-term (25 or 30 year) fixed rate mortgage loans that the Bank originates from time to time are also added to the loan portfolio. Adjustable rate mortgage loans ("ARMs") have rates that are re-set at either 1, 3, 5 or 10 year intervals and provide a margin over various mortgage indices.

     In addition to its traditional mortgage products, the Bank offers several other loan programs which have been well received by customers. It offers a program featuring a 5/1 and 7/1 year ARM product with an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time home buyers program has also been instituted featuring a discounted 7/1 ARM. This program is designed for first-time home buyers meeting certain income and property location criteria. The Bank has also introduced the "Home Town Advantage" mortgage program which has produced some good results. This program offers home buyers a (0.125) percent discount on their mortgage rate if they purchase residential property located in one of the communities where the Bank operates a retail branch.

     At December 31, 2001, 1-4 family residential mortgage loans totaled $292.8 million, or 88.5% of the total loan portfolio, compared to $269.2 million, or 86.8% of the total loan portfolio, at December 31, 2000. Residential mortgage loan originations amounted to $91.0 million during 2001, a significant increase from $19.9 million in 2000. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The low interest rate environment in 2001 significantly increased the demand for mortgage refinancings in 2001. As a result, the Bank was able to far exceed the prior year's level of residential mortgage loan originations.

     The Bank also originates construction loans and mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 2001, commercial and multifamily real estate mortgages and construction loans totaled approximately $3.6 million, or 1.1% of the total loan portfolio, compared to $3.8 million, or 1.2% of the total loan portfolio, at December 31, 2000. In 2001, commercial and multifamily real estate mortgage loan and construction loan originations amounted to $2.0 million.

     The total amount of first mortgage loans held by the Bank at December 31, 2001 was $296.5 million as indicated in the maturity distribution table appearing on page seven. Of this amount, $38.8 million was subject to interest rate adjustments. The remaining $257.7 million in fixed rate mortgage loans represents 26.5% of the Company's total assets.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans using the level-yield method.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $19.5 million at December 31, 2001 representing 5.9% of the Bank's total loan portfolio. Of this amount $4.9 million or 1.5% of the total loan portfolio are education loans made under the Massachusetts Higher Education Assistance Corporation.

     The balance of the Bank's consumer loan portfolio consists of home equity lines of credit and installment consumer credit contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $14.5 million at December 31, 2001, representing 4.4% of the Bank's total loan portfolio.

     At December 31, 2001, the Bank also had $15.1 million in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time the application fee is paid. At December 31, 2001, the Bank had issued commitments on residential first mortgage loans totaling $17,710,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $457,000 and $37,804,000, respectively.

     Loan Delinquencies. It is the Bank's policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is 30 days or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank's practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans delinquent for 90 or more days, as shown in the table on the following page, totaled $644,000 at December 31, 2001.

Real Estate Acquired through Foreclosure.

     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. At year-end 2001, MASSBANK had no real estate acquired through foreclosure on its balance sheet.

Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:

------------------------------------------------------------------------------------------------
(In thousands) At December 31,                 2001      2000       1999      1998      1997
------------------------------------------------------------------------------------------------
Nonaccrual loans:
  Mortgage loans:
    Residential:
      Conventional                            $  477   $  386    $  655     $  845    $1,536
      FHA and VA                                   4        8        --         --         9
    Commercial                                    --       --        --         --        --
  Consumer                                       163      171       140        159       226
------------------------------------------------------------------------------------------------
    Total nonaccrual loans                       644      565       795      1,004     1,771
------------------------------------------------------------------------------------------------
Real estate acquired through foreclosure:
  Residential:
    Conventional                                  --       --        62         86        --
------------------------------------------------------------------------------------------------
    Total real estate acquired through
     foreclosure                                  --       --        62         86        --
------------------------------------------------------------------------------------------------
     Total non-performing assets              $  644   $  565    $  857     $1,090    $1,771
------------------------------------------------------------------------------------------------
Percent of non-performing loans to
  total loans                                   0.19%    0.18%     0.24%      0.33%     0.65%
Percent of non-performing assets to
  Total assets                                  0.07%    0.06%     0.09%      0.12%     0.19%


     The reduction in interest income associated with nonaccrual loans is as follows:

------------------------------------------------------------------------------------------------
(In thousands) Years Ended December 31,         2001      2000       1999       1998      1997
------------------------------------------------------------------------------------------------
  Interest income that would have been
    recorded under original terms               $ 60      $ 48       $ 64       $ 84      $163
  Interest income actually recorded               37        36         51         61        97
------------------------------------------------------------------------------------------------
  Reduction in interest income                  $ 23      $ 12       $ 13       $ 23      $ 66
------------------------------------------------------------------------------------------------


Allowance for Loan Losses

     The Company maintains an allowance for probable losses that are inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the current information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

The following table sets forth the activity in the allowance for loan losses during the years indicated:

------------------------------------------------------------------------------------------------
(In thousands) Years ended December 31,          2001      2000      1999      1998      1997
------------------------------------------------------------------------------------------------
Balance at beginning of year                   $2,594    $2,555    $2,450    $2,334    $2,237
Glendale Co-Operative Bank acquisition             --        --        --        --       105
Provision for loan losses                          40        60       140       193       260

Charge-offs:
                   Residential real estate         --        --       (62)      (81)     (221)
                   Consumer loans                 (22)      (24)      (14)      (22)      (12)
                   Other loans                     --        --        --        --       (94)

Recoveries:
                   Residential real estate         25         2        39        17        34
                   Commercial real estate           5        --        --        --        20
                   Consumer loans                   1         1         2         6         1
                   Other Loans                     --        --        --         3         4
------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                        9       (21)      (35)      (77)     (268)
------------------------------------------------------------------------------------------------
Balance at end of year                         $2,643    $2,594    $2,555    $2,450    $2,334
------------------------------------------------------------------------------------------------
Net loan charge offs as a percent of
  average loans outstanding during
  the period                                       --      0.01%     0.01%     0.03%     0.10%
Allowance for loan losses as a percent
  of total loans outstanding at year-end         0.80%     0.84%     0.79%     0.80%     0.86%
Allowance for loan losses as a percent
  of nonaccrual loans                           410.4%    459.1%    321.4%    244.0%    131.8%
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

     At December 31, 2001, the Company's investments, which consist of securities available for sale (including mortgage-backed securities), trading securities, short-term investments (including federal funds sold) and interest-bearing deposits in banks totaled $618.5 million, representing 63.7% of the Company's total assets.

     The following table sets forth the composition of the Company's investment portfolio as of the dates indicated:

                              Investment Portfolio

---------------------------------------------------------------------------------------------
(In thousands) At December 31,                          2001            2000           1999
---------------------------------------------------------------------------------------------
  Federal funds sold:
    Overnight federal funds                         $204,294        $112,711       $ 86,211
    Term federal funds                                    --          30,000             --
---------------------------------------------------------------------------------------------
      Total federal funds sold                       204,294         142,711         86,211
  Money market funds                                  32,088             131         24,717
  Interest-bearing deposits in bank                    6,490           1,678          3,841
---------------------------------------------------------------------------------------------
      Total federal funds sold and other
        short-term investments                      $242,872        $144,520       $114,769
---------------------------------------------------------------------------------------------
      Percent of total assets                           25.0%           15.4%          12.4%
---------------------------------------------------------------------------------------------

(In thousands) At December 31,                          2001            2000           1999
---------------------------------------------------------------------------------------------
Securities held to maturity: (a)
    Other bonds and obligations                     $     --        $    230       $    230
---------------------------------------------------------------------------------------------
      Total securities held to maturity                   --             230            230

Securities available for sale: (b)(c)
    U.S. Treasury obligations                         80,883         126,456        137,615
    U.S. Government agency obligations                10,253           9,133         16,015
    Equity securities                                 16,417          19,750         21,537
    Mortgage-backed securities                       265,031         287,213        282,335
---------------------------------------------------------------------------------------------
      Total securities available for sale            372,584         442,552        457,502

Trading securities: (b)
    U.S. Treasury obligations                          3,086          19,791          4,956
    Investments in mutual funds                            3               3          1,086
---------------------------------------------------------------------------------------------
      Total trading securities                         3,089          19,794          6,042
---------------------------------------------------------------------------------------------
      Total securities                              $375,673        $462,576       $463,774
---------------------------------------------------------------------------------------------
      Percent of total assets                           38.7%           49.3%          50.2%
---------------------------------------------------------------------------------------------
Total investments                                   $618,545        $607,096       $578,543
Total investments as a percent of total assets          63.7%           64.7%          62.6%
---------------------------------------------------------------------------------------------

(a)  At amortized cost.
(b)  At market value.
(c) The market value of callable securities included in securities available for sale totaled $10.1 million as of December 31, 2001.

     The following table presents the amortized cost of debt securities available for sale at December 31, 2001 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:


                       Debt Securities Available for Sale

                                                  U.S.
                                   U. S.          Government       Mortgage-
                                   Treasury       agency           backed
(Dollars in thousands)             obligations    obligations (2)  securities (1)    Total
----------------------------------------------------------------------------------------------
Maturing within 1 year
  Amount                           $ 29,984      $    --          $    300          $ 30,284
  Yield                                6.31%          --              8.11%             6.33%
Maturing after 1
but within 5 years
  Amount                             49,948       10,000             1,021            60,969
  Yield                                4.01%        4.04%             8.70%             4.10%
Maturing after 5
but within 10 years
  Amount                                 --           --            88,871            88,871
  Yield                                  --           --              6.83%             6.83%
Maturing after 10
but within 15 years
  Amount                                 --           --           164,731           164,731
  Yield                                  --           --              6.68%             6.68%
Maturing after 15 years
  Amount                                 --          142             1,977             2,119
  Yield                                  --         5.50%             6.40%             6.34%
----------------------------------------------------------------------------------------------
Total
  Amount                           $ 79,932      $10,142          $256,900          $346,974
  Yield                                4.88%        4.06%             6.74%             6.23%
----------------------------------------------------------------------------------------------
Average life in years                  1.72         2.50
Average contractual
 maturity in years                                                   11.20


(1) Mortgage-backed securities are based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2) The amortized cost of callable securities included in securities available for sale totaled $10.0 million as of December 31, 2001.

     At December 31, 2001, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

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

     Deposits increased by $26.1 million during the twelve months ended December 31, 2001, from $823.6 million at year-end 2000 to $849.7 million at year-end 2001.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2001 or 2000.

                                    DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,            2001                 2000                 1999
------------------------------------------------------------------------------------------------
                                            Percent              Percent              Percent
                                              of                   of                   of
                                  Amount   Deposits    Amount   Deposits      Amount  Deposits
Demand and NOW
  NOW                            $ 53,476     6.29%   $ 51,390     6.24%   $ 48,422      5.92%
  Demand accounts
   (non interest-bearing)          28,667      3.37     28,562     3.47      24,516      3.00
                                 --------    ------   --------   ------    --------    ------
    Total demand and NOW           82,143      9.66     79,952     9.71      72,938      8.92

Savings:
  Regular savings and
    special notice accounts       368,631     43.39    317,926    38.60     333,535     40.77
  Money market accounts            15,329      1.80     17,022     2.07      19,555      2.39
                                 --------    ------   --------   ------    --------    ------
    Total savings                 383,960     45.19    334,948    40.67     353,090     43.16

Time Certificates of deposit:
  Fixed rate certificates         287,773     33.87    309,245    37.54     302,423     36.97
  Variable rate certificates       95,837     11.28     99,736    12.11      90,093     11.01
                                 --------    ------   --------   ------    --------    ------
    Total time certificates
      of deposit                  383,610     45.15%   408,981    49.65     392,516     47.98

Deposit acquisition premium,
  net of amortization                 (29)       --       (256)    (.03)       (487)     (.06)
                                 --------    ------   --------   ------    --------    ------
    Total deposits               $849,684    100.00%  $823,625   100.00%   $818,057    100.00%


     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.


(In thousands) Years Ended December 31,     2001                2000                  1999
------------------------------------------------------------------------------------------------

                                  Average   Average    Average   Average    Average   Average
                                  Balance    Rate      Balance     Rate     Balance     Rate

NOW accounts                     $ 51,689    0.89%    $ 49,860    0.97%    $ 49,559    1.01%
Demand (non interest-bearing)
   accounts                        28,070      --       24,945      --       24,189      --
Escrow deposits of borrowers        1,089    0.19        1,151    0.21        1,185    0.19
Money market accounts              16,402    2.44       17,941    2.97       20,519    2.96
Regular savings and
   special notice accounts        337,220    3.29      325,138    3.44      333,332    3.44
Time certificates of deposit      402,155    5.08      399,554    5.81      397,935    5.19
                                 --------    ----     --------    ----     --------   -----
                                 $836,625    3.87%    $818,589    4.32%    $826,719    4.02%


Investment Management and Trust Services

     The Bank's Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor's Agent for bank customers.

     As of December 31, 2001 the Trust Division had approximately $28.1 million (market value) of assets in custody and under management.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes five categories of banking institutions - in descending order of capital adequacy: "well-capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," and "critically undercapitalized" -- and imposes certain restrictions and requires federal bank regulatory agencies to take "prompt corrective action" with respect to banks that are in one of the three "undercapitalized" categories. As of December 31, 2001, the Bank was "well capitalized" as defined under the prompt corrective action guidelines issued pursuant to FDICIA. For a discussion of the Bank's capital adequacy, see Note 14 to the Company's Consolidated Financial Statements, on page 48.

     FDICIA establishes a system of risk-based deposit insurance assessments that takes a bank's capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment. In addition, FDICIA places certain restrictions on the equity investments and other "principal" activities of all state-chartered banks, including the Bank. FDICIA further requires the FDIC and other federal bank regulatory agencies to establish regulatory "safety and soundness" standards to govern various aspects of bank operations including internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, asset quality, earnings and stock valuation, as the agencies consider appropriate. The FDIC may require a bank that is not in compliance with safety and soundness standards promulgated under FDICIA to submit and implement a written plan to achieve compliance within a specified time period and may impose sanctions on a bank that fails to submit and implement an acceptable plan when required. At December 31, 2001, the Bank's operations were in substantial compliance with all applicable safety and soundness standards promulgated under FDICIA.

     The Riegle-Neal Interstate Bank and Branching Act of 1994 and applicable Massachusetts legislation permit interstate branching, mergers and bank acquisitions by Massachusetts bank holding companies and banks and permit out-of-state bank holding companies and banks to expand their banking operations into Massachusetts by merger, acquisition or de novo branching subject to certain regulatory approval requirements and other limitations.

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

     In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if any of its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. To date, the Company has not elected to become a financial holding company.

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

     The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring `control' of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended would, under the circumstances set forth in the presumption, constitute the acquisition of control.

     In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of the Company's outstanding common stock as the Federal Reserve Board deems to constitute control over the Company.

     The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the `Guidelines') for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

     The Graham-Leach-Bliley Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the Company and the Bank to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the Company and the Bank are prohibited from disclosing such information except as provided in its policies and procedures.

     The USA Patriot Act of 2001 (the `Patriot Act'), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities, currency transaction reporting, and currency crimes.

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

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2001, the Bank had 123 full-time employees (including 31 officers) and 75 part-time employees (including 1 officer). None of the Bank's employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefit program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank's investment portfolio. Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $149.7 million and $149.3 million, respectively, at December 31, 2001.

     Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $623 thousand at December 31, 2001.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of March 4, 2002 are as follows:


Name                           Age        Office

Gerard H. Brandi               53         Chairman of the Board of Directors,
                                          President and Chief Executive
                                          Officer of the Company and the Bank

David F. Carroll               54         Vice President of the Bank

Reginald E. Cormier            54         Senior Vice President, Treasurer and
                                          Chief Financial Officer of the
                                          Company and the Bank

Thomas J. Queeney              39         Vice President and Senior Trust
                                          Officer of the Bank

Donald R. Washburn             58         Senior Vice President of the Bank

Donna H. West                  56         Senior Vice President of the Bank
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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, two operations facilities and seven of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2001, management believes that the Bank's existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank's existing facilities.

                                                    Owned   Lease       Renewal
                                                    or      Expiration  Option
Location                                            Leased  Date        Through

MAIN OFFICE:  123 Haven Street, Reading, MA          Owned   ----        ----
BRANCH        291 Chelmsford Street, Chelmsford, MA  Owned   ----        ----
 OFFICES:     17 North Road, Chelmsford, MA          Owned   ----        ----
              45 Broadway Road, Dracut, MA           Leased  2002        ----
              738 Broadway, Everett, MA              Owned   ----        ----
              50 Central Street, Lowell, MA          Owned   ----        ----
              755 Lakeview Avenue, Lowell, MA        Owned   ----        ----
              4110 Mystic Valley Pkwy, Medford, MA   Leased  2002        ----
              476 Main Street, Melrose, MA           Owned   ----        ----
              27 Melrose Street, Towers Plaza,
                 Melrose, MA                         Leased  2004        2014
              240 Main Street, Stoneham, MA          Leased  2003        ----
              1800 Main Street, Tewksbury, MA        Owned   ----        ----
              203 Littleton Road, Westford, MA       Owned   ----        ----
              370 Main Street, Wilmington, MA        Owned   ----        ----
              219 Lowell Street, Lucci's Plaza,
                 Wilmington, MA                      Leased  2006        ----
OPERATIONS
 FACILITIES:  159 Haven Street, Reading, MA          Owned   ----        ----
              169 Haven Street, Reading, MA          Owned   ----        ----
              11 North Road, Chelmsford, MA          Owned   ----        ----


Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2001, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The information contained under the caption "MASSBANK Corp. and Subsidiaries Stockholder Data" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption "MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant's 2001 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the captions "Asset and Liability Management", "Interest Rate Risk" and "Other Market Risks" included in Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant's consolidated financial statements and notes thereto, together with the report of KPMG LLP, contained in the Registrant's 2001 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 54 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information appearing under the caption "Election of Directors" and "Compliance with Section 16(A) of the Exchange Act" in the Registrant's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

         The information appearing under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the captions "Election of Directors" and "Principal Stockholders" in the Registrant's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information contained in Note 5 of the Consolidated Financial Statements under the caption "Loans" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements
                                                              Reference to 2001
                                                                Annual Report
                                                               to Stockholders
                                                                  (Pages)

Independent Auditors' Report                                         27
Consolidated Balance Sheets at December 31,
  2001 and 2000                                                      28
Consolidated Statements of Income for the three
  years ended December 31, 2001                                      29
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2001                                   30-31
Consolidated Statements of Changes in Stockholders'
  Equity for the three years ended December 31,
  2001                                                               32
Notes to Consolidated Financial Statements                        33-54


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

    10.5 Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 - incorporated by reference to Exhibit 10.5 of the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

    10.6              Deferred Compensation Program for Bank employees dated
                      November 14, 1994.

    11 The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

    12 Statement re: Computation of Ratios - Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

    13 2001 Annual Report to Stockholders - except for those portions of the 2000 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2001 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed "filed" with the SEC.

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

                                        MASSBANK CORP.


                                        /s/ Gerard H. Brandi
                                        ---------------------------------------
                                        Gerard H. Brandi
                                        Chairman, President and Chief Executive
                                        Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Gerard H. Brandi         Chairman, President,               March 13, 2002
-------------------------    Chief Executive Officer and
Gerard H. Brandi             Director




/s/ Reginald E. Cormier      Senior Vice President, Treasurer   March 13, 2002
-------------------------    and Chief Financial Officer
Reginald E. Cormier          (Principal Financial and
                             Accounting Officer)




/s/ Mathias B. Bedell        Director                           March 13, 2002
-------------------------
Mathias B. Bedell



                             Director
-------------------------
Allan S. Bufferd



/s/ Peter W. Carr            Director                           March 21, 2002
-------------------------
Peter W. Carr



/s/ Alexander S. Costello    Director                           March 19, 2002
-------------------------
Alexander S. Costello

                                Director
------------------------
Robert S. Cummings



/s/ Leonard Lapidus             Director                        March 20, 2002
------------------------
Leonard Lapidus



/s/ Stephen E. Marshall         Director                        March 13, 2002
------------------------
Stephen E. Marshall



/s/ Nancy L. Pettinelli         Director                        March 19, 2002
------------------------
Nancy L. Pettinelli



/s/ Herbert G. Schurian         Director                        March 13, 2002
------------------------
Herbert G. Schurian



/s/ Donald B. Stackhouse        Director                        March 19, 2002
------------------------
Donald B. Stackhouse