Form 10-Q
period 2002-03-31
MASSBANK CORP
filed 2002-05-10
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

        /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                       OR
        [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Class:  Common stock $1.00 per share.
               Outstanding at April 30, 2002: 4,763,625 shares.

                         MASSBANK CORP. AND SUBSIDIARIES
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
             March 31, 2002 (unaudited) and December 31, 2001                  3

           Consolidated Statements of Income (unaudited)
             for the three months ended March 31, 2002 and 2001                4

           Consolidated Statements of Changes in Stockholders' Equity
             for the three months ended March 31, 2002 (unaudited)
             and the year ended December 31, 2001                         5 -  6

           Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 2002 and 2001           7 -  8

           Condensed Notes to the Consolidated Financial Statements       9 - 10


ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11 - 28


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           28



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    29

ITEM 2.  Changes in Securities                                                29

ITEM 3.  Defaults Upon Senior Securities                                      29

ITEM 4.  Submission of Matters to a Vote of Security Holders                  29

ITEM 5.  Other Information                                                    29

ITEM 6.  Exhibits and Reports on Form 8-K                                     29


Signature Page                                                                30

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                            March 31,    December 31,
                                                              2002           2001
                                                           (unaudited)
Assets:
Cash and due from banks                                     $ 10,374      $  8,945
Short-term investments (Note 3)                              179,802       236,382

----------------------------------------------------------------------------------
    Total cash and cash equivalents                          190,176       245,327
Interest-bearing deposits in banks                             6,050         6,490
Securities available for sale, at market value (amortized
  cost of $381,745 in 2002 and $362,076 in 2001)             389,508       372,584
Trading securities, at market value                           38,743         3,089
Loans: (Note 4)
  Mortgage loans                                             311,806       296,469
  Other loans                                                 34,069        34,548
  Allowance for loan losses                                   (2,643)       (2,643)

----------------------------------------------------------------------------------
    Net loans                                                343,232       328,374
Premises and equipment                                         6,831         6,927
Accrued interest receivable                                    4,785         3,950
Goodwill                                                       1,090         1,090
Current income tax asset, net                                     --           208
Other assets                                                   8,440         3,129

----------------------------------------------------------------------------------
    Total assets                                            $988,855      $971,168
Liabilities and Stockholders' Equity:
Deposits                                                    $867,482      $849,684
Escrow deposits of borrowers                                   1,428         1,403
Employee stock ownership plan liability                          156           156
Current income taxes                                           1,152            --
Deferred income taxes                                          1,152         2,275
Other liabilities                                              2,739         2,746

----------------------------------------------------------------------------------
    Total liabilities                                        874,109       856,264
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                     --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,525,104 and
     7,494,980 shares issued, respectively                     7,525         7,495
  Additional paid-in capital                                  63,557        62,875
  Retained earnings                                          101,603        99,996

----------------------------------------------------------------------------------
                                                             172,685       170,366
  Accumulated other comprehensive income: (Note 6)
    Net unrealized gains on securities
      available for sale, net of tax effect                    4,761         6,443
  Treasury stock at cost, 4,380,589 and
      4,362,289 shares, respectively (Note 5)                (62,544)      (61,749)
  Common stock acquired by ESOP                                 (156)         (156)

----------------------------------------------------------------------------------
    Total stockholders' equity                               114,746       114,904

----------------------------------------------------------------------------------
    Total liabilities and stockholders' equity              $988,855      $971,168

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three months ended
                                                                March 31,
(In thousands except share data)                             2002        2001

-------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                        $    5,182   $    4,788
  Other loans                                                  401          709
  Securities available for sale:
    Mortgage-backed securities                               4,145        4,787
    Other securities                                         1,231        1,836
  Trading securities                                           128          113
  Federal funds sold                                           725        2,369
  Other investments                                            228          291

-------------------------------------------------------------------------------
    Total interest and dividend income                      12,040       14,893

-------------------------------------------------------------------------------
Interest expense:
  Deposits                                                   6,094        8,912

-------------------------------------------------------------------------------
    Total interest expense                                   6,094        8,912

-------------------------------------------------------------------------------
    Net interest income                                      5,946        5,981
Provision for loan losses                                       --           12

-------------------------------------------------------------------------------
    Net interest income after provision for loan losses      5,946        5,969

-------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                 146          161
  Gains on securities available for sale, net                  999          773
  Gains (losses) on trading securities, net                    (66)          84
  Other                                                        177          153

-------------------------------------------------------------------------------
    Total non-interest income                                1,256        1,171

-------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                             1,826        1,588
  Occupancy and equipment                                      521          578
  Data processing                                              128          129
  Professional services                                        144          102
  Advertising and marketing                                     41           42
  Amortization of intangibles                                   29           82
  Deposit insurance                                             46           45
  Other                                                        300          301

-------------------------------------------------------------------------------
    Total non-interest expense                               3,035        2,867

-------------------------------------------------------------------------------
    Income before income taxes                               4,167        4,273
Income tax expense                                           1,517        1,528

-------------------------------------------------------------------------------
    Net income                                          $    2,650   $    2,745

-------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                  3,155,854    3,132,567
  Diluted                                                3,241,076    3,206,390
Earnings per share (in dollars):
  Basic                                                 $     0.84   $     0.88
  Diluted                                                     0.82         0.86

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For The Three Months Ended March 31, 2002 (unaudited)
                        (In thousands except share data)

                                                                                          ACCUMULATED      COMMON
                                                      ADDITIONAL                          OTHER            STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP     TOTAL
                                            --------  ----------  ---------  ----------  ----------       ---------  ---------
Balance at December 31, 2001                  $7,495    $62,875    $99,996    $(61,749)    $ 6,443           $(156)  $114,904
  Net Income                                      --         --      2,650          --          --              --      2,650
  Other comprehensive income,
  net of tax:
    Unrealized losses on securities,
    net of reclassification adjustment (Note 6)   --         --         --          --      (1,682)             --     (1,682)

                                                                                                                        -----
  Comprehensive income                                                                                                    968
  Cash dividends paid ($0.33 per share)           --         --     (1,044)         --          --              --     (1,044)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          1          --          --              --          1
  Amortization of ESOP shares
    committed to be released                      --         54         --          --          --              --         54
  Purchase of treasury stock                      --         --         --        (795)         --              --       (795)
  Exercise of stock options
    and related tax benefits                      30        628         --          --          --              --        658
------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                     $7,525    $63,557   $101,603    $(62,544)    $ 4,761           $(156)  $114,746

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      For The Year Ended December 31, 2001
                        (In thousands except share data)

                                                                                              ACCUMULATED     COMMON
                                                           ADDITIONAL                         OTHER           STOCK
                                                   COMMON   PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   ACQUIRED
                                                   STOCK    CAPITAL     EARNINGS   STOCK      INCOME          BY ESOP    TOTAL
                                                 --------  ----------  ---------  ----------  ----------     ---------  --------
Balance at December 31, 2000                       $7,448    $61,674    $93,165    $(59,704)     $5,972        $(312)  $108,243
  Net income                                           --         --     10,759          --          --           --     10,759
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)        --         --         --          --         471           --        471
                                                                                                                       --------
  Comprehensive income                                                                                                   11,230
  Cash dividends paid
    ($1.26 per share)                                  --         --     (3,935)         --          --           --     (3,935)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP        --         --          7          --          --           --          7
  Net decrease in liability to ESOP                    --         --         --          --          --          156        156
  Amortization of ESOP shares
    committed to be released                           --        151         --          --          --           --        151
  Purchase of treasury stock                           --         --         --      (1,989)         --           --     (1,989)
  Purchase of company stock for deferred
    compensation plan (Note 5)                         --         56         --         (56)         --           --         --
  Exercise of stock options
    and related tax benefits                           47        994         --          --          --           --      1,041
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                       $7,495    $62,875    $99,996    $(61,749)     $6,443        $(156)  $114,904

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Three Months Ended
                                                                             March 31,
                                                                          2002       2001
                                                                          ----       ----
                                                                          (In thousands)
Cash flows from operating activities:
  Net income                                                           $ 2,650    $ 2,745
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          188        206
    Loan interest capitalized                                               (7)       (12)
    Amortization of ESOP shares committed to be released                    54         31
    (Increase) decrease in accrued interest receivable                    (835)       474
    Decrease in other liabilities                                           (7)       (70)
    Increase in current income taxes                                     1,360      1,445
    Amortization of premiums (accretion of discounts) on
      securities, net                                                       58       (198)
    Net trading securities activity                                    (35,720)    13,490
    Gains on securities available for sale, net                           (999)      (773)
    Losses (gains) on trading securities, net                               66        (84)
    Decrease in deferred mortgage loan
      origination fees, net of amortization                                 (6)       (55)
    Deferred income tax benefit                                            (61)       (58)
    Increase in other assets                                              (376)      (214)
    Provision for loan losses                                               --         12
    Gains on sales of premises and equipment                                --         (4)
    Increase in escrow deposits of borrowers                                25         22

------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities            (33,610)    16,957

------------------------------------------------------------------------------------------
Cash flows from investing activities:

    Purchases of term federal funds                                         --    (10,000)
    Proceeds from maturities of term federal funds                          --     20,000
    Net decrease (increase) in interest bearing bank deposits              440     (2,235)
    Proceeds from sales of investment securities available for sale      7,406      7,877
    Proceeds from maturities of investment securities
      available for sale                                                 7,000     21,000
    Purchases of investment securities
      available for sale                                               (58,237)    (4,453)
    Purchases of mortgage-backed securities                            (10,011)   (10,046)
    Principal repayments of mortgage-backed securities                  30,178     12,396
    Principal repayments of securities available for sale                    1          1
    Loans originated                                                   (36,197)   (12,578)
    Loan principal payments received                                    21,343     14,531
    Purchases of premises & equipment                                      (53)      (650)
    Proceeds from sales of premises and equipment                           --          4

------------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities            (38,130)    35,847

------------------------------------------------------------------------------------------

                         MASSBANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2002         2001
                                                                        ----         ----

                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                            17,769     13,567
    Payments to acquire treasury stock                                    (795)    (1,183)
    Purchase of Company stock for deferred compensation plan                --         16
    Issuance of common stock under stock option plan                       533        173
    Tax benefit resulting from stock options exercised                     125         29
    Cash dividends paid on common stock                                 (1,044)      (987)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    1          2

------------------------------------------------------------------------------------------
      Net cash provided by financing activities                         16,589     11,617

------------------------------------------------------------------------------------------
      Net (decrease) increase in cash and cash equivalents             (55,151)    64,421
    Cash and cash equivalents at beginning of period                   245,327    122,021

------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                        $190,176   $186,442

------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                          $  6,095   $  8,933
    Cash paid during the period for taxes, net of refunds                   92        110
    Purchases of securities executed but not settled at
      beginning of period which settled during the period                   46         60
    Sales of securities executed but not settled at
      beginning of period which settled during the period                1,009        573
Non-cash transactions:
    SFAS 115:

    (Decrease) increase in accumulated other comprehensive income       (1,682)     1,450
    (Decrease) increase in deferred tax liabilities                     (1,062)       808
    Purchases of securities executed but not settled at end of period       24        273
    Sales of securities executed but not settled at end of period        2,922        707

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

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2002 and December 31, 2001, and its operating results for the three months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

     The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Cash and Cash Equivalents:

     For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)  Short-Term Investments

     Short-term investments consist of the following:

--------------------------------------------------------------------------------
                                                   At                  At
(In thousands)                              March 31, 2002     December 31, 2001
--------------------------------------------------------------------------------
  Federal funds sold (overnight)               $155,053             $204,294
  Money market funds                             24,749               32,088

--------------------------------------------------------------------------------
    Total short-term investments               $179,802             $236,382

--------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments

     At March 31, 2002, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $8,379,000 and commitments under existing home equity lines of credit and other loans of approximately $40,692,000 which are not reflected on the consolidated balance sheet. In addition, as of March 31, 2002, the Company had a performance standby letter of credit conveyed to others in the amount of $156,000 which is also not reflected on the consolidated balance sheet.

(5)  Directors' Deferred Compensation Plan

     In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors' compensation to be invested in Company stock held in an irrevocable trust. At March 31, 2002 the trust held 14,800 shares of MASSBANK Corp. stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

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

     The Company's other comprehensive income and related tax effect for the three months ended March 31, 2002 and the year ended December 31, 2001 is as follows:

                                                  For the Three Months Ended
                                                        March 31, 2002
--------------------------------------------------------------------------------
                                                             Tax
                                             Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                 Amount     or Benefit    Amount
                                               ------     ----------    ------
Unrealized losses on securities:
  Unrealized holding (losses) arising
    during period                             $(1,745)     $   644     $(1,101)
  Less: reclassification adjustment for
    gains realized in net income                  999         (418)        581
                                              -------      -------     -------
  Net unrealized losses                        (2,744)       1,062      (1,682)
                                              -------      -------     -------
  Other comprehensive loss                    $(2,744)     $ 1,062     $(1,682)
                                              -------      -------     -------


                                                    For the Year Ended
                                                    December 31, 2001
--------------------------------------------------------------------------------
                                                             Tax
                                             Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                 Amount     or Benefit    Amount
                                               ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                             $ 4,785      $(1,833)    $ 2,952
  Less: reclassification adjustment for
    gains realized in net income                4,262       (1,781)      2,481
                                              -------      -------     -------
  Net unrealized gains                            523          (52)        471
                                              -------      -------     -------
  Other comprehensive income                  $   523      $   (52)    $   471
                                              -------      -------     -------

                         MASSBANK CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 2002


Forward-Looking Statement Disclosure.
    This Form 10-Q may contain forward-looking information, including information concerning the Company's expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission ("SEC"), in annual reports to stock-holders, in press releases and other written materials, and in oral statements made by the Company's officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company's belief, expectations, or intentions concerning the Company's future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company's current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

     -     Unexpected fluctuations in market interest rates

     - Unexpected fluctuations in the market for equities, bonds, federal funds and other financial instruments

     -     An increase in the level of non-performing assets

     - An increase in competitive pricing pressures within the Company's market which may result in the following:

                 .  An increase in the Company's cost of funds
                 .  Changes in volume of loan originations
                 . Limit the ability of the Company to attract and retain banking customers

     -     Adverse legislative or regulatory developments

     -     Adverse impacts resulting from the continuing war on terrorism

     -     An increase in medical insurance and other employee-related costs

     - The impact of inflation, and other factors described in the Company's annual report on Form 10-K.

Results of Operations for the three months ended March 31, 2002

GENERAL

     For the quarter ended March 31, 2002, MASSBANK Corp. reported net income of $2,650,000, or $0.82 in diluted earnings per share compared to net income of $2,745,000 or $0.86 in diluted earnings per share in the first quarter of 2001. Basic earnings per share in the recent quarter were $0.84 per share compared to $0.88 per share in the first quarter of the prior year.

     The Company's net income in the first quarter 2002 compared to the same quarter of 2001 reflects an increase in non-interest expense of $168,000, a decrease in net interest income of $35,000 and a slight increase in the Company's income tax rate. These items were partially offset by an improvement in non-interest income of $85,000 due mainly to higher securities gains.

Net interest income

     Net interest income totaled $5,946,000 in the first quarter of 2002, a decrease of $35,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth. The Company's net interest margin for the three months ended March 31, 2002 was 2.49%, a decline from 2.60%, reported in the first quarter of 2001. While the net interest margin declined compared to the first quarter last year, it has increased sequentially by 16 basis points over the last two quarters to 2.49%, from 2.33% in the third quarter of 2001. Average earning assets for the quarter ended March 31, 2002 increased $32.6 million to $958.3 million, from $925.7 million in the same quarter of 2001.

Interest and Dividend Income

     Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2002, decreased to $12,063,000 from $14,917,000 for the three months ended March 31, 2001. The decrease in interest and dividend income resulted from a decrease in yield on the Company's average earning assets, partially offset by the higher interest income resulting from an increase of $32.6 million in average earning assets. As reflected in the table on page 13 of this report, the yield on the Company's average earning assets in the first quarter of 2002 was 5.04%, down from 6.45% in the same quarter of 2001.

The reduction in yield on the Company's average earning assets is primarily attributable to lower market interest rates, especially the Federal Funds rate. The Federal Reserve Bank cut the Federal Funds rate eight times during the twelve months ended March 31, 2002, reducing the rate from 5.00% to 1.75%.

Interest Expense

     Total interest expense for the three months ended March 31, 2002 decreased $2,818,000, or 31.6% to $6,094,000 from $8,912,000 for the three months ended
March 31, 2001. The decrease in interest expense is due primarily to a reduction in the Bank's average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank's deposit rates, due to declining market interest rates in the last twelve months, caused the Bank's cost of funds to decrease 148 basis points, from 4.37% in the first quarter of 2001 to 2.89% in the recent quarter. The Company's average deposits, as shown in the table on page 14, increased $30.0 million to $856.3 million in the first quarter of 2002, from $826.3 million in the first quarter of 2001.

                                                       AVERAGE BALANCE SHEETS
                                                         Three Months Ended
                                                              March 31,
                                              2002                        2001
                                              ----                        ----

                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)

------------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $174,469  $   725   1.69%   $168,030  $ 2,369   5.72%
  Short-term investments (2)       37,919      228   2.44      21,474      288   5.44
  Investment securities           125,336    1,254   4.00     135,728    1,863   5.49
  Mortgage-backed securities      257,150    4,145   6.45     284,627    4,787   6.73
  Trading securities               24,290      128   2.10       7,480      113   6.19
  Mortgage loans (1)              304,845    5,182   6.80     271,595    4,788   7.05
  Other loans (1)                  34,338      401   4.73      36,762      709   7.78

--------------------------------------------------            ----------------
    Total earning assets          958,347  $12,063   5.04%    925,696  $14,917   6.45%

Allowance for loan losses          (2,643)                     (2,601)

------------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 955,704                     923,095

Other assets                       22,259                      19,711
------------------------------------------------------------------------------------------
    Total assets                 $977,963                    $942,806

------------------------------------------------------------------------------------------

                                              Three Months Ended
                                                   March 31,

                                              2002                        2001
                                              ----                        ----

                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 81,597  $    89   0.44%   $ 78,325  $   119   0.62%
  Savings                         405,616    2,694   2.69     338,036    2,842   3.41
  Time certificates of deposit    369,049    3,311   3.64     409,947    5,951   5.89
--------------------------------------------------            ----------------
    Total deposits                856,262    6,094   2.89     826,308    8,912   4.37

Other liabilities                   5,402                       6,262
------------------------------------------------------------------------------------------
    Total liabilities             861,664                     832,570
Stockholders' equity              116,298                     110,236
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $977,962                    $942,806
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                     5,969                       6,005
Less adjustment of tax-exempt
  interest income                               23                          24
------------------------------------------------------------------------------------------
Net interest income                        $ 5,946                     $ 5,981
------------------------------------------------------------------------------------------
Interest rate spread                                 2.15%                       2.08%
------------------------------------------------------------------------------------------
Net interest margin (3)                              2.49%                       2.60%
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

Provision for Loan Losses

     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There was no provision for loan losses in the first quarter of 2002. This compares to a $12,000 provision for loan losses in the first quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At March 31, 2002, the allowance for loan losses was $2,643,000 representing 789.0% of nonaccrual loans. The Bank's nonaccrual loans totaled $335,000 at March 31, 2002 down from $424,000 a year earlier. There were no net loan charge-offs in the recent quarter. In the first quarter of last year the Bank recorded net recoveries on loans previously charged-off of $1,000. Management believes that the allowance for loan losses as of March 31, 2002 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income increased by $85,000 to $1,256,000 in the recent quarter, from $1,171,000 in the comparable quarter of the prior year. This increase is due essentially to higher securities gains in the first quarter of 2002.

     Net gains on securities totaled $933,000 in the first quarter of this year compared to $857,000 in the first quarter of last year. Realized gains on the sale of equity securities and debt securities totaled $996,000 and $3,000, respectively, for the three months ended March 31, 2002. The Bank also recorded losses of $66,000 on its trading account during this same period.

     The Bank's deposit account service fees and other non-interest income totaled $146,000 and $177,000, respectively, in the first quarter of 2002 compared to $161,000 and $153,000, respectively, in the first quarter of 2001, reflecting a modest combined increase over the same quarter last year.

Non-Interest Expense

     Non-interest expense increased $168,000 or 5.9% to $3,035,000 in the first quarter of 2002 from $2,867,000 in the first quarter or 2001. The increase in non-interest expense is primarily due to increases in salaries and employee benefits and professional services expense.

     Salaries and employee benefits, the largest component of non-interest expense increased $238,000 or 15.0% to $1,826,000 in the recent quarter, from $1,588,000 in the comparable quarter of 2001. This increase reflects higher salaries due to merit increases and an increased number of employees, higher pension costs and an increase in costs associated with various other employee benefits.

     Professional service expenses increased by $42,000 or 41.2% to $144,000 in the first quarter of 2002 from $102,000 in the first quarter of last year. The increase is due primarily to higher legal fees.

     Occupancy and equipment expenses declined $57,000 to $521,000 in the recent quarter, from $578,000 in the same quarter last year. This decrease is due in part to the construction of a new branch and the purchase of another in Chelmsford, replacing existing leases and reducing net occupancy expenses.

     Amortization of intangibles expense decreased $53,000 to $29,000 in the first quarter 2002, from $82,000 in the first quarter last year. This expense decreased for the following reasons:

     1. The deposit acquisition premium that the Bank recorded in 1992 in connection with its acquisition of the deposits and certain assets of the former Central Savings Bank, Lowell was fully amortized in February 2002.

     2. On January 1, 2002 the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on a company's balance sheet would no longer be amortized, but be reviewed for impairment periodically or upon the occurrence of certain triggering events. At January 1, 2002 the Company had $1,090,000 of goodwill on its balance sheet that was previously being amortized at a rate of $25,000 per quarter.

     All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, decreased $2,000 to $515,000 for the three months ended March 31, 2002 from $517,000 for the three months ended March 31, 2001.

Income Tax Expense

     The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,517,000 in the first quarter of 2002, a decrease of $11,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes, partially offset by a slight increase in effective income tax rate. The Company's income before income taxes was $4,167,000 in the recent quarter compared to $4,273,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2002 and 2001 was 36.4% and 35.8%, respectively.

Financial Condition

     The Company's total assets amounted to $988.9 million as of March 31, 2002, an increase of $17.7 million or 1.8% from $971.2 million at December 31, 2001. This reflects an increase in the Bank's loan portfolio, net of allowance for loan losses, of $14.8 million or 4.5% and a decrease in total investments of $4.4 million or 0.7%. Other assets increased $7.3 million.

                                  Investments

     At March 31, 2002, the Company's investment portfolio, consisting of investment securities (including mortgage-backed securities), short-term investments and interest-bearing bank deposits totaled $614.1 million or 62.1% of total assets, compared to $618.5 million or 63.7% of total assets at December 31, 2001. The portfolio included U.S. government and agency obligations maturing within five years, 15-year mortgage-backed securities and equity securities. For further information concerning the composition, maturity and market value of the Bank's investment securities, see pages 20 through 22 of this Form 10-Q.

                                     Loans

     The loan portfolio, net of allowance for loan losses, increased $14.8 million or 4.5% this recent quarter. At March 31, 2002, the loan portfolio, net of allowance for loan losses, was $343.2 million representing 34.7% of total assets compared to $328.4 million representing 33.8% of total assets at December 31, 2001.

     The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $309.2 million at March 31, 2002, representing 89.4% of the loan portfolio. See page 23 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2002 and year-end 2001.

     Lower interest rates in the first quarter 2002 resulted in increased loan origination growth for the Bank. In the first quarter 2002, the Bank originated loans of $36.2 million, an increase of $23.6 million or approximately triple the $12.6 million in loans originated in the first three months of 2001.

                                 Asset Quality

     Asset quality remains strong. Non-accrual loans, generally those loans which are 90 days or more delinquent, were $335 thousand and $424 thousand, respectively, at March 31, 2002 and 2001. This represents 0.10% of total loans at March 31, 2002.

     The Bank's allowance for loan losses at March 31, 2002 totaled $2.6 million, representing 789% of non-accrual loans and 0.76% of total loans. The Bank believes that its allowance for loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions. The Bank has no real estate acquired through foreclosure at March 31, 2002.

                                    Deposits

     Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank's management attempts to manage its deposits through selective pricing and marketing. Deposits increased $17.8 million or 2.1% to $867.5 million at March 31, 2002 from $849.7 million at December 31, 2001. This increase was primarily the result of an increase in savings and money market account deposits of $46.4 million or 12.1%, partially offset by a decrease in time certificates of deposit of $30.1 million or 7.8%. Other deposits grew by $1.5 million this past quarter. For information concerning deposit balances at March 31, 2002 and year-end 2001, see page 26 of this Form 10-Q.

                              Stockholders Equity

     Total stockholders' equity decreased slightly to $114.7 million at March 31, 2002, representing a book value per share of $36.32, from $114.9 million representing a book value per share of $36.51 at December 31, 2001. The Company's book value per share was negatively affected this past quarter by the decrease in the Company's unrealized gains on securities available for sale, net of tax effect.

Investments

     As previously noted, total investments consisting of investment securities, short-term investments and interest-bearing bank deposits equaled $614.1 million at March 31, 2002, down $4.4 million from $618.5 million at year-end 2001. These investments are principally in federal funds sold, short-term U.S. Treasury and government agency obligations and government agency fifteen year mortgage-backed securities. The Bank also maintains an equity securities portfolio, valued at $13.6 million as of March 31, 2002, that has yielded substantial realized and unrealized gains in recent years. While the Company's equity securities portfolio has produced increased realized gains in recent years, management does not expect this trend to continue. Management believes that the equity markets will provide more moderate returns in the near future. This will result in lower realized equity securities gains in 2002.

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

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $243.8 million at March 31, 2002 versus $265.0 million at year-end 2001.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                  March 31,        December 31,
(In thousands)                                      2002              2001
                                               -------------      ------------

U.S. Treasury obligations                        $38,740            $ 3,086
Investments in mutual funds                            3                  3
                                                 -------            -------

     Total                                       $38,743            $ 3,089

                               FINANCIAL CONDITION

INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at March 31, 2002 with gross unrealized gains and losses, follows:

-----------------------------------------------------------------------------------------
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized     Market
(In thousands) At March 31, 2002                Cost        Gains       Losses      Value
-----------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $114,069    $    656     $   (760)   $113,965
    U.S. Government agency obligations        18,141          48          (83)     18,106
-----------------------------------------------------------------------------------------
      Total                                  132,210         704         (843)    132,071
-----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           20,445         912           --      21,357
      Federal Home Loan Mortgage
        Corporation                          214,038       6,076          (94)    220,020
      Federal National Mortgage
        Association                            1,184          28           (2)      1,210
      Collateralized mortgage
        obligations                            1,191          21           --       1,212
-----------------------------------------------------------------------------------------
      Total mortgage-backed securities       236,858       7,037          (96)    243,799
-----------------------------------------------------------------------------------------
      Total debt securities                  369,068       7,741         (939)    375,870
-----------------------------------------------------------------------------------------
  Equity securities                           12,677       2,359       (1,398)     13,638
-----------------------------------------------------------------------------------------
      Total securities available for sale    381,745    $ 10,100     $ (2,337)   $389,508
-----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                         7,763
-----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        389,508
-----------------------------------------------------------------------------------------

      Total investment securities, net      $389,508
-----------------------------------------------------------------------------------------

Trading securities                          $ 38,824                             $ 38,743
-----------------------------------------------------------------------------------------

                               FINANCIAL CONDITION

     The amortized cost and estimated market value of investment securities at December 31, 2001 with gross unrealized gains and losses, follows:

------------------------------------------------------------------------------------------
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized      Market
(In thousands) At December 31, 2001             Cost        Gains       Losses       Value
------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $ 79,932    $  1,165     $   (214)   $ 80,883
    U.S. Government agency obligations        10,142         115           (4)     10,253
------------------------------------------------------------------------------------------
      Total                                   90,074       1,280         (218)     91,136
------------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           22,499       1,025           --      23,524
      Federal Home Loan Mortgage
        Corporation                          231,603       7,062          (31)    238,634
      Federal National Mortgage
        Association                            1,346          38           (1)      1,383
      Collateralized mortgage
        obligations                            1,452          38           --       1,490
------------------------------------------------------------------------------------------
      Total mortgage-backed securities       256,900       8,163          (32)    265,031
------------------------------------------------------------------------------------------
      Total debt securities                  346,974       9,443         (250)    356,167
------------------------------------------------------------------------------------------
  Equity securities                           15,102       3,931       (2,616)     16,417
------------------------------------------------------------------------------------------
      Total securities available for sale    362,076    $ 13,374     $ (2,866)   $372,584
------------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        10,508
------------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        372,584
------------------------------------------------------------------------------------------
      Total investment securities, net      $372,584
------------------------------------------------------------------------------------------
Trading securities                          $  3,089                             $  3,089
------------------------------------------------------------------------------------------

     The amortized cost and estimated market value of debt securities held to maturity and debt securities available for sale by contractual maturity at March 31, 2002 and December 31, 2001 are as follows:

                                                             March 31, 2002

                                                       -------------------------

                                                          Available for Sale
                                                        Amortized        Market
Maturing:                                                  Cost           Value
                                                             (In thousands)
Within 1 year                                            $ 27,970      $ 28,353
After 1 year but within 5 years                           104,100       103,581
After 15 years                                                140           137

                                                         --------       -------
                                                          132,210       132,071
Mortgage-backed securities                                236,858       243,799

                                                         --------       -------
                                                         $369,068      $375,870



                                                           December 31, 2001

                                                       ------------------------

                                                          Available for Sale
                                                        Amortized       Market
Maturing:                                                  Cost          Value
                                                              (In thousands)
Within 1 year                                            $ 28,993      $ 29,531
After 1 year but within 5 years                            60,939        61,467
After 15 years                                                142           138

                                                         --------       -------
                                                           90,074        91,136
Mortgage-backed securities                                256,900       265,031

                                                         --------       -------
                                                         $346,974      $356,167

LOANS

     The composition of the Bank's loan portfolio is summarized as follows:

---------------------------------------------------------------------------------------
                                                      At                      At
(In thousands)                                 March 31, 2002         December 31, 2001
---------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                     $309,536               $294,023
  Commercial                                         2,605                  2,641
  Construction                                         857                    993

---------------------------------------------------------------------------------------
                                                   312,998                297,657
Add:  Premium on loans                                  42                     51
Less: Deferred mortgage loan origination fees       (1,234)                (1,239)

---------------------------------------------------------------------------------------
      Total mortgage loans                         311,806                296,469

Other loans:
  Consumer:
    Installment                                      1,234                  1,178
    Guaranteed education                             4,593                  4,937
    Other secured                                      842                    873
    Home equity lines of credit                     12,086                 12,271
    Unsecured                                          180                    201

---------------------------------------------------------------------------------------
      Total consumer loans                          18,935                 19,460
  Commercial                                        15,134                 15,088

---------------------------------------------------------------------------------------
      Total other loans                             34,069                 34,548

---------------------------------------------------------------------------------------
      Total loans                                 $345,875               $331,017

---------------------------------------------------------------------------------------

     The Bank's loan portfolio increased $14.9 million during the first three months of 2002, from $331.0 million at December 31, 2001 to $345.9 million at March 31, 2002. Mortgage loans increased $15.3 million and consumer loans decreased $0.4 million.

     Loan originations increased by $23.6 million to $36.2 million in the first three months of 2002 compared to $12.6 million in the first three months of last year.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at March 31, 2002 and 2001, and December 31, 2001:

                                             At            At              At
                                          March 31,    December 31,     March 31,
(In thousands)                              2002          2001            2001

------------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                         $   335        $   644       $   424
Real estate acquired through foreclosure       --             --            --

------------------------------------------------------------------------------------
Total non-performing assets               $   335        $   644       $   424

------------------------------------------------------------------------------------
Allowance for loan losses                 $ 2,643        $ 2,643       $ 2,607
Allowance as a percent of
  non-accrual loans                         789.0 %        410.4 %       614.9 %
Allowance as a percent of
  non-performing assets                     789.0 %        410.4 %       614.9 %
Non-accrual loans as a percent
  of total loans                              0.10%          0.19%         0.14%
Non-performing assets as a percent
  of total assets                             0.03%          0.07%         0.04%

------------------------------------------------------------------------------------

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 2001 to March 31, 2002 as noted in the table above. The principal balance of non-accrual loans was down to $335,000, or approximately 0.10% of total loans at March 31, 2002.

     The Bank did not have any impaired loans as of March 31, 2002.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             2002          2001

--------------------------------------------------------------------------------
                                                               (In thousands)
Balance at beginning of period                           $ 2,643        $ 2,594
Provision for loan losses                                     --             12
Recoveries of loans previously charged-off                    --              1
Less:  Charge-offs                                            --             --

--------------------------------------------------------------------------------

Balance at end of period                                 $ 2,643        $ 2,607

--------------------------------------------------------------------------------

     The Company maintains an allowance for probable losses that are inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At March 31, 2002 the balance of the allowance for loan losses was $2,643,000 representing 789.0% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $17.8 million to $867.5 million at March 31, 2002 from $849.7 million at December 31, 2001.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                March 31,        December 31,
                                                  2002               2001

------------------------------------------------------------------------------
                                                      (In thousands)

Demand and NOW                                 $ 83,595            $ 82,143
Savings and money market accounts               430,376             383,960
Time certificates of deposit                    353,511             383,610
Deposit acquisition premium,
  net of amortization                                --                 (29)
------------------------------------------------------------------------------

    Total deposits                             $867,482            $849,684

------------------------------------------------------------------------------


Recent Accounting Developments

     "Goodwill and Other Intangible Assets"
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the new standard on January 1, 2002. At March 31, 2002, the Company had $1,090,000 of goodwill on its balance sheet.

Liquidity and Capital Resources

     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2002 the Bank had $155.1 million or 15.7% of total assets and $170.8 million or 17.3% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2002, the Bank had a leverage Tier I capital to total assets ratio of 10.36%, a Tier I capital to risk- weighted assets ratio of 29.60% and a total capital to risk-weighted assets ratio of 30.49%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 11.10%, Tier I capital to risk-weighted assets of 31.76% and total capital to risk-weighted assets of 32.66% at March 31, 2002.

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

           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Liquidity
     See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 2001 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2002, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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

                                                 MASSBANK Corp. & Subsidiaries
                                                 -----------------------------
                                                          (Registrant)




Date:   May 10, 2002                               /s/Gerard H. Brandi
                                                   ---------------------------
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:   May 10, 2002                               /s/Reginald E. Cormier
                                                   ---------------------------
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO