Form 10-Q
period 2002-06-30
MASSBANK CORP
filed 2002-08-14
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           /x/    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR
           / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      Class: Common stock $1.00 per share.
                 Outstanding at July 31, 2002: 4,674,250 shares.

                         MASSBANK CORP. AND SUBSIDIARIES
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                               Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and December 31, 2001                        3

           Consolidated Statements of Income (unaudited)
           for the three months ended June 30, 2002 and 2001                      4
           and for the six months ended June 30, 2002 and 2001                    5

           Consolidated Statements of Changes in Stockholders' Equity
           for the six months ended June 30, 2002 (unaudited)
           and the year ended December 31, 2001                              6 -  7

           Consolidated Statements of Cash Flows (unaudited)
           for the six months ended June 30, 2002 and 2001                   8 -  9

           Condensed Notes to the Consolidated Financial Statements         10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                12 - 34


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk              34


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                       35

ITEM 2.  Changes in Securities                                                   35

ITEM 3.  Defaults Upon Senior Securities                                         35

ITEM 4.  Submission of Matters to a Vote of Security Holders                     35

ITEM 5.  Other Information                                                       35

ITEM 6.  Exhibits and Reports on Form 8-K                                        35


Signature Page                                                                   36

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                              June 30,    December 31,
                                                                2002         2001
                                                             (unaudited)
Assets:
Cash and due from banks                                       $ 10,418      $  8,945
Short-term investments (Note 3)                                207,785       236,382

-------------------------------------------------------------------------------------
    Total cash and cash equivalents                            218,203       245,327
Interest-bearing deposits in banks                               4,322         6,490
Securities available for sale, at market value (amortized
  cost of $380,910 in 2002 and $362,076 in 2001)               391,379       372,584
Trading securities, at market value                             34,560         3,089
Loans: (Note 4)
  Mortgage loans                                               310,525       296,469
  Other loans                                                   18,440        34,548
  Allowance for loan losses                                     (2,642)       (2,643)

-------------------------------------------------------------------------------------
    Net loans                                                  326,323       328,374
Premises and equipment                                           6,763         6,927
Accrued interest receivable                                      4,890         3,950
Goodwill                                                         1,090         1,090
Current income tax asset, net                                      377           208
Other assets                                                     8,532         3,129
-------------------------------------------------------------------------------------
    Total assets                                              $996,439      $971,168
Liabilities and Stockholders' Equity:
Deposits                                                      $873,880      $849,684
Escrow deposits of borrowers                                     1,245         1,403
Employee stock ownership plan liability                            156           156
Deferred income taxes                                            2,181         2,275
Other liabilities                                                2,459         2,746

-------------------------------------------------------------------------------------
    Total liabilities                                          879,921       856,264
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                       --            --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,569,479 and
     7,494,980 shares issued, respectively                       7,569         7,495
  Additional paid-in capital                                    52,480        62,875
  Retained earnings                                             92,829        99,996
-------------------------------------------------------------------------------------
                                                               152,878       170,366
  Accumulated other comprehensive income: (Note 6)
    Net unrealized gains on securities
      available for sale, net of tax effect                      6,515         6,443
  Treasury stock at cost, 2,893,829 and
      4,362,289 shares, respectively (Note 5)                  (42,719)      (61,749)
  Common stock acquired by ESOP                                   (156)         (156)

-------------------------------------------------------------------------------------
    Total stockholders' equity                                 116,518       114,904

-------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                $996,439      $971,168

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three months ended
                                                                 June 30,
(In thousands except share data)                             2002        2001
--------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                         $    5,222   $    4,807
  Other loans                                                   387          613
  Securities available for sale:
    Mortgage-backed securities                                3,900        4,696
    Other securities                                          1,362        1,443
  Trading securities                                            195           32
  Federal funds sold                                            724        2,186
  Other investments                                             160          328
--------------------------------------------------------------------------------
    Total interest and dividend income                       11,950       14,105
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                                    5,943        8,476
--------------------------------------------------------------------------------
    Total interest expense                                    5,943        8,476
--------------------------------------------------------------------------------
    Net interest income                                       6,007        5,629
Provision for loan losses                                        --           12
--------------------------------------------------------------------------------
    Net interest income after provision for loan losses       6,007        5,617
--------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                  141          159
  Gains on securities available for sale, net                   750        1,122
  Gains on trading securities, net                              168           18
  Other                                                         177          253
--------------------------------------------------------------------------------
    Total non-interest income                                 1,236        1,552
--------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                              1,800        1,695
  Occupancy and equipment                                       473          513
  Data processing                                               132          122
  Professional services                                         152          147
  Advertising and marketing                                      35           54
  Amortization of intangibles                                    --           80
  Deposit insurance                                              46           43
  Other                                                         349          337
--------------------------------------------------------------------------------
    Total non-interest expense                                2,987        2,991
--------------------------------------------------------------------------------
    Income before income taxes                                4,256        4,178
Income tax expense                                            1,554        1,490
--------------------------------------------------------------------------------
    Net income                                           $    2,702   $    2,688
--------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                   4,724,320    4,673,880
  Diluted                                                 4,859,530    4,795,362
Earnings per share (in dollars):
  Basic                                                  $     0.57   $     0.57
  Diluted                                                      0.56         0.56

     See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                             Six months ended
                                                                  June 30,
(In thousands except share data)                             2002        2001
--------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                         $   10,404   $    9,595
  Other loans                                                   788        1,322
  Securities available for sale:
    Mortgage-backed securities                                8,045        9,483
    Other securities                                          2,593        3,279
  Trading securities                                            323          145
  Federal funds sold                                          1,449        4,555
  Other investments                                             388          619
--------------------------------------------------------------------------------
    Total interest and dividend income                       23,990       28,998
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                                   12,037       17,388
--------------------------------------------------------------------------------
    Total interest expense                                   12,037       17,388
--------------------------------------------------------------------------------
    Net interest income                                      11,953       11,610
Provision for loan losses                                        --           24
--------------------------------------------------------------------------------
    Net interest income after provision for loan losses      11,953       11,586
--------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                  287          320
  Gains on securities available for sale, net                 1,749        1,901
  Gains on trading securities, net                              102           96
  Other                                                         354          406
--------------------------------------------------------------------------------
    Total non-interest income                                 2,492        2,723
--------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                              3,626        3,283
  Occupancy and equipment                                       994        1,091
  Data processing                                               260          251
  Professional services                                         296          249
  Advertising and marketing                                      76           96
  Amortization of intangibles                                    29          162
  Deposit insurance                                              92           88
  Other                                                         649          638
--------------------------------------------------------------------------------
    Total non-interest expense                                6,022        5,858
--------------------------------------------------------------------------------
    Income before income taxes                                8,423        8,451
Income tax expense                                            3,071        3,018
--------------------------------------------------------------------------------
    Net income                                           $    5,352   $    5,433
--------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                   4,729,024    4,686,297
  Diluted                                                 4,860,566    4,802,435
Earnings per share (in dollars):
  Basic                                                  $     1.13   $     1.16
  Diluted                                                      1.10         1.13

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For The Six Months Ended June 30, 2002 (unaudited)
                        (In thousands except share data)

                                                                                               ACCUMULATED     COMMON
                                                           ADDITIONAL                          OTHER           STOCK
                                                  COMMON    PAID-IN     RETAINED     TREASURY  COMPREHENSIVE   ACQUIRED
                                                  STOCK     CAPITAL     EARNINGS     STOCK     INCOME          BY ESOP     TOTAL
                                                 --------  ----------  ----------  ----------  -------------  ---------  --------
Balance at December 31, 2001                       $7,495   $ 62,875   $ 99,996    $(61,749)         $6,443      $(156)  $114,904
  Net Income                                           --         --      5,352          --              --         --      5,352
  Other comprehensive income,
  net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)        --         --         --          --              72         --         72
                                                                                                                            -----
  Comprehensive income                                                                                                      5,424
  Cash dividends paid ($0.44 per share)                --         --     (2,089)         --              --         --     (2,089)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP        --         --          2          --              --         --          2
  Amortization of ESOP shares
    committed to be released                           --        119         --          --              --         --        119
  Purchase of treasury stock                           --         --         --      (3,417)             --         --     (3,417)
  Purchase of company stock for
    deferred compensation plan                         --         30         --         (30)             --         --         --
  Exercise of stock options
    and related tax benefits                           74      1,501         --          --              --         --      1,575
  Transfer resulting from three-for-two
    stock split                                        --    (12,045)   (10,432)     22,477              --         --         --
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                           $7,569   $ 52,480   $ 92,829    $(42,719)         $6,515      $(156)  $116,518

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       For The Year Ended December 31, 2001
                        (In thousands except share data)

                                                                                                ACCUMULATED      COMMON
                                                            ADDITIONAL                          OTHER            STOCK
                                                    COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                                    STOCK    CAPITAL     EARNINGS    STOCK      INCOME           BY ESOP    TOTAL
                                                    ------  ----------   --------   ---------   -------------    --------  --------
Balance at December 31, 2000                        $7,448    $61,674    $93,165    $(59,704)      $5,972         $(312)   $108,243
  Net income                                            --         --     10,759          --           --            --      10,759
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 6)         --         --         --          --          471            --         471
                                                                                                                           --------
  Comprehensive income                                                                                                       11,230
  Cash dividends paid
    ($0.84 per share)                                   --         --     (3,935)         --           --            --      (3,935)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP         --         --          7          --           --            --           7
  Net decrease in liability to ESOP                     --         --         --          --           --           156         156
  Amortization of ESOP shares
    committed to be released                            --        151         --          --           --            --         151
  Purchase of treasury stock                            --         --         --      (1,989)          --            --      (1,989)
  Purchase of company stock for deferred
    compensation plan (Note 5)                          --         56         --         (56)          --            --          --
  Exercise of stock options
    and related tax benefits                            47        994         --          --           --            --       1,041
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                        $7,495    $62,875    $99,996    $(61,749)      $6,443         $(156)   $114,904

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                        2002       2001
                                                                        ----       ----
                                                                         (In thousands)
Cash flows from operating activities:
  Net income                                                         $   5,352   $  5,433
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          334        423
    Loan interest capitalized                                              (18)       (20)
    Amortization of ESOP shares committed to be released                   119         67
    (Increase) decrease in accrued interest receivable                    (940)     1,425
    Decrease in other liabilities                                         (287)      (227)
    Increase in current income tax asset, net                             (169)      (142)
    Amortization of premiums (accretion of discounts) on
      securities, net                                                      199       (407)
    Net trading securities activity                                    (31,369)    20,442
    Gains on securities available for sale, net                         (1,789)    (1,894)
    More than temporary impairment writedown of security
      available for sale                                                    40         --
    Gains on trading securities, net                                      (102)      (103)
    Decrease in deferred mortgage loan
      origination fees, net of amortization                                (88)       (65)
    Deferred income tax (benefit)                                           17       (113)
   (Increase) decrease in other assets                                    (357)     1,126
    Provision for loan losses                                               --         24
    Gains on sales of premises and equipment                                --         (4)
    Decrease in escrow deposits of borrowers                              (158)       (71)
-----------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities            (29,216)    25,894
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of term federal funds                                         --    (10,000)
    Proceeds from maturities of term federal funds                          --     40,000
    Net decrease (increase) in interest bearing bank deposits            2,168     (3,191)
    Proceeds from sales of investment securities available for sale     24,662     15,473
    Proceeds from maturities of investment securities
      available for sale                                                24,000     52,230
    Purchases of investment securities
      available for sale                                              (100,422)    (8,326)
    Purchases of mortgage-backed securities                            (19,977)   (30,167)
    Principal repayments of mortgage-backed securities                  49,403     33,304
    Principal repayments of securities available for sale                    3          2
    Loans originated                                                   (54,288)   (43,901)
    Loan principal payments received                                    56,436     35,673
    Purchases of premises & equipment                                     (131)    (2,058)
    Proceeds from sales of premises and equipment                           --          4
-----------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities            (18,146)    79,043
-----------------------------------------------------------------------------------------

                         MASSBANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                        2002         2001
                                                                        ----         ----
                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                            24,167     15,264
    Payments to acquire treasury stock                                  (3,447)    (1,441)
    Purchase of Company stock for deferred compensation plan                30         30
    Issuance of common stock under stock option plan                     1,162        317
    Tax benefit resulting from stock options exercised                     413         78
    Cash dividends paid on common stock                                 (2,089)    (1,968)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    2          4
-----------------------------------------------------------------------------------------
      Net cash provided by financing activities                         20,238     12,284
-----------------------------------------------------------------------------------------
      Net (decrease) increase in cash and cash equivalents             (27,124)   117,221
    Cash and cash equivalents at beginning of period                   245,327    122,021
-----------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                        $218,203   $239,242
-----------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                          $ 12,053   $ 17,440
    Cash paid during the period for taxes, net of refunds                2,807      3,195
    Purchases of securities not settled at beginning of
      period which settled during the period                                47         60
    Sales and maturities of securities not settled at
      beginning of period which settled during the period                1,008        573
Non-cash transactions:
    SFAS 115:
    Increase in accumulated other comprehensive income                      72        452
    (Decrease) increase in deferred tax liabilities                       (111)       215
    Purchases of securities not settled at end of period                   133        272
    Sales and maturities of securities not settled at end
      of period                                                          6,141      1,511
-----------------------------------------------------------------------------------------

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

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2002 and December 31, 2001, and its operating results for the six months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years' consolidated financial statements were reclassified to facilitate comparison with the current fiscal year. The Company's reported per share amounts and weighted average common shares outstanding for the current and prior year have been restated to reflect the Company's three-for-two stock split of April 19, 2002.

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

(3)  Short-Term Investments

     Short-term investments consist of the following:

--------------------------------------------------------------------------------
                                                  At                  At
(In thousands)                               June 30, 2002     December 31, 2001
--------------------------------------------------------------------------------
  Federal funds sold (overnight)               $182,913             $204,294
  Money market funds                             24,872               32,088
--------------------------------------------------------------------------------
    Total short-term investments               $207,785             $236,382
--------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments

     At June 30, 2002, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $6,454,000 and commitments under existing home equity lines of credit and other loans of approximately $41,006,000 which are not reflected on the consolidated balance sheet. In addition, as of June 30, 2002, the Company had a performance standby letter of credit conveyed to others in the amount of $156,000 which is also not reflected on the consolidated balance sheet.

(5)  Directors' Deferred Compensation Plan

     In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors' compensation to be invested in Company stock held in an irrevocable trust. At June 30, 2002 the trust held 23,200 shares of MASSBANK Corp. stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

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

     The Company's other comprehensive income and related tax effect for the six months ended June 30, 2002 and the year ended December 31, 2001 is as follows:

                                                        For the Six Months Ended
                                                              June 30, 2002
------------------------------------------------------------------------------------
                                                                    Tax
                                                   Before-Tax    (Expense)  Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding (gains) arising
    during period                                   $ 1,710      $  (620)    $ 1,090
  Less: reclassification adjustment for
    gains realized in net income                      1,749         (731)      1,018
                                                    -------      --------    -------
  Net unrealized gains (losses)                         (39)         111          72
                                                    -------      --------    -------
  Other comprehensive income (loss)                 $   (39)     $   111     $    72
                                                    -------      --------    -------

                                                          For the Year Ended
                                                          December 31, 2001
------------------------------------------------------------------------------------
                                                                    Tax
                                                   Before-Tax    (Expense)  Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                                   $ 4,785      $(1,833)    $ 2,952
  Less: reclassification adjustment for
    gains realized in net income                      4,262       (1,781)      2,481
                                                    -------      --------    -------
  Net unrealized gains                                  523          (52)        471
                                                    -------      --------    -------
  Other comprehensive income                        $   523      $   (52)    $   471
                                                    -------      --------    -------

                         MASSBANK CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 2002

Forward-Looking Statement Disclosure.

     This Form 10-Q may contain forward-looking information, including information concerning the Company's expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission ("SEC"), in annual reports to stock-holders, in press releases and other written materials, and in oral statements made by the Company's officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company's belief, expectations, or intentions concerning the Company's future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company's current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

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

Results of Operations for the three months ended June 30, 2002

GENERAL

     For the quarter ended June 30, 2002, MASSBANK Corp. reported net income of $2,702,000, or $0.56 in diluted earnings per share compared to net income of $2,688,000 or $0.56 in diluted earnings per share in the second quarter of 2001. Basic earnings per share in the recent quarter were $0.57 per share, unchanged from the same quarter last year. The current and prior year per share amounts reflect the three-for-two split of the Company's common stock that occurred on April 19, 2002.

     The Company's net income for the second quarter 2002 compared to the same quarter of 2001 reflects an improvement of $390,000 in net interest income after provision for loan losses. This increase, however, is partially offset by a decrease in non-interest income of $316,000 due primarily to lower securities gains in the recent quarter. Earnings results for the second quarter 2002 also reflect a slight increase in the Company's effective income tax rate.

Net interest income

     Net interest income totaled $6,007,000 in the second quarter of 2002, an increase of $378,000 from the same quarter a year ago. This is the third consecutive quarter that the Company has increased its net interest income. The increase was principally attributable to an improvement in the Company's net interest margin combined with the positive effect of average earning asset growth. The Company's net interest margin for the three months ended June 30, 2002 was 2.49%, an increase from 2.41% reported in the second quarter of 2001. Average earning assets for the quarter ended June 30, 2002 increased $33.7 million to $969.7 million, from $936.0 million in the same quarter of 2001.

Interest and Dividend Income

     Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2002, decreased $2,154,000 or 15.3% to $11,969,000 from $14,123,000 for the three months ended June 30, 2001. The decrease in interest and dividend income resulted from a decrease in yield on the Company's average earning assets, partially offset by the higher interest income resulting from an increase of $33.7 million in average earning assets. As reflected in the table on page 14 of this report, the yield on the Company's average earning assets in the second quarter of 2002 was 4.94%, down from 6.04% in the same quarter of 2001.

     The reduction in yield on the Company's average earning assets is primarily attributable to lower market interest rates. During the period April 1, 2001 to June 30, 2002, the Federal Reserve Bank cut the Federal Funds rate eight times, reducing the rate from 5.00% to 1.75%. Due to the Company's large balance of overnight Federal Funds, this Federal Funds rate reduction contributed significantly to the decrease in the Company's interest and dividend income in the second quarter 2002.

Interest Expense

     Total interest expense for the three months ended June 30, 2002 decreased $2,533,000, or 29.9% to $5,943,000 from $8,476,000 for the three months ended
June 30, 2001. The decrease in interest expense is due primarily to a reduction in the Bank's average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank's deposit rates, due to declining market interest rates in the last twelve months, has caused the Bank's cost of funds to decrease 133 basis points, from 4.07% in the second quarter of 2001 to 2.74% in the recent quarter. The Company's average deposits, as shown in the table on page 15, increased $32.7 million to $868.6 million in the second quarter of 2002, from $835.9 million in the second quarter of 2001.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                           June 30,
                                              2002                        2001
                                              ----                        ----

                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
-----------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $170,290  $   724   1.71%   $202,492  $ 2,186   4.33%
  Short-term investments (2)       28,973      160   2.22      28,597      328   4.60
  Investment securities           147,265    1,381   3.75     110,687    1,461   5.28
  Mortgage-backed securities      244,318    3,900   6.39     280,677    4,696   6.69
  Trading securities               36,443      195   2.14       2,460       32   5.15
  Mortgage loans (1)              311,827    5,222   6.70     274,804    4,807   7.00
  Other loans (1)                  30,563      387   5.07      36,239      613   6.75
--------------------------------------------------            ----------------
    Total earning assets          969,679  $11,969   4.94%    935,956  $14,123   6.04%

Allowance for loan losses          (2,642)                     (2,609)
-----------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 967,037                     933,347

Other assets                       22,555                      20,469
-----------------------------------------------------------------------------------------
    Total assets                 $989,592                    $953,816
-----------------------------------------------------------------------------------------

                               Three Months Ended
                                    June 30,

                                             2002                         2001
                                             ----                         ----
                                           Interest  Average            Interest  Average
                                 Average   Income/   Yield/   Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate     Balance   Expense   Rate
                                   (4)                (4)       (4)                (4)
-----------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 82,476   $   89    0.43%   $ 81,907   $  125    0.61%
  Savings                         452,056    3,064    2.72     345,425    2,886    3.35
  Time certificates of deposit    334,088    2,790    3.35     408,568    5,465    5.37
--------------------------------------------------            -----------------
    Total deposits                868,620    5,943    2.74     835,900    8,476    4.07

Other liabilities                   4,669                        6,326
-----------------------------------------------------------------------------------------
    Total liabilities             873,289                      842,226
Stockholders' equity              116,303                      111,590
-----------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $989,592                     $953,816
-----------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                     6,026                        5,647
Less adjustment of tax-exempt
  interest income                               19                           18
-----------------------------------------------------------------------------------------
Net interest income                         $6,007                       $5,629
-----------------------------------------------------------------------------------------
Interest rate spread                                  2.20%                        1.97%
-----------------------------------------------------------------------------------------
Net interest margin (3)                               2.49%                        2.41%
-----------------------------------------------------------------------------------------

(1)  Loans on non-accrual status are included in the average balance.
(2) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3) Net interest income (tax equivalent basis) before provision for loan losses divided by average interest-earning assets.
(4) Includes average net unrealized gains or losses on securities available for sale.

Provision for Loan Losses

     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There was no provision for loan losses in the second quarter of 2002. This compares to a $12,000 provision for loan losses in the second quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At June 30, 2002, the allowance for loan losses was $2,642,000 representing 655.6% of nonaccrual loans. The Bank's nonaccrual loans totaled $403,000 at June 30, 2002 down from $644,000 at December 31, 2001 and $472,000 at June 30, 2001. The Bank had net loan charge-offs of $1,000 in the recent quarter compared to net loan charge-offs of $3,000 in the same quarter last year. Management believes that the allowance for loan losses as of June 30, 2002 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased $316,000 to $1,236,000 in the recent quarter, from $1,552,000 in the comparable quarter of the prior year. This decrease is due primarily to lower securities gains in the second quarter of 2002.

     Net gains on securities available for sale totaled $750,000 in the second quarter of this year compared to $1,122,000 in the second quarter of last year. Realized gains on the sale of equity securities and debt securities totaled $684,000 and $106,000, respectively, for the three months ended June 30, 2002. In addition, the Company in the recent quarter recorded a charge to earnings of $40,000 due to an equity security in its investment securities portfolio having suffered a loss in value which was considered by management to be other than temporary. Due to the decline in equity market prices over the past six months the Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses in its equity securities portfolio.

     Net gains on trading securities increased to $168,000 in the recent quarter from $18,000 in the same quarter last year. During the second quarter 2002, the Company recorded net trading securities gains on sales of U.S. Treasury obligations and marketable equity securities of $13,000 and $8,000, respectively. Net gains on trading securities in the recent quarter also include mark-to-market gains on U.S. Treasury obligations of $147,000. Falling interest rates and recent volatility in the bond markets has provided the Company with trading gains that may not be available in future periods.

     The Bank's deposit account service fees and other non-interest income totaled $141,000 and $177,000, respectively, in the second quarter of 2002 compared to $159,000 and $253,000, respectively, in the second quarter of 2001. The decline in other non-interest income is due primarily to the assets in the Company's deferred compensation plan having declined in market value in the recent quarter versus having appreciated in value in the same quarter last year. This decrease is offset by a corresponding decline in non-interest expense under the salaries and employee benefits expense component.

Non-Interest Expense

     Non-interest expense for the second quarter 2002 remained essentially unchanged from the same quarter last year. Total non-interest expense decreased $4,000 to $2,987,000.

     Salaries and employee benefits, the largest component of non-interest expense increased $105,000 or 6.2% to $1,800,000 in the recent quarter, from $1,695,000 in the comparable quarter of 2001. This increase reflects higher salaries due to merit increases, higher pension costs and an increase in costs associated with various other employee benefits partially offset by a decrease in deferred compensation expense referred to in the non-interest income section above.

     Occupancy and equipment expenses declined $40,000 to $473,000 in the recent quarter, from $513,000 in the same quarter last year. This decrease is due in part to the construction of one new branch and the purchase of another branch, replacing existing leases and reducing net occupancy expenses.

     Amortization of intangibles expense decreased $80,000 in the first quarter 2002, compared to the first quarter last year. This expense decreased for the following reasons:

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

     All other non-interest expenses combined, consisting of data processing, professional services, advertising and marketing, deposit insurance and other expenses, increased $11,000 to $714,000 for the three months ended June 30, 2002 from $703,000 for the three months ended June 30, 2001.

Income Tax Expense

    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company is subject to a State of Delaware Franchise Tax and a State of Massachusetts Bank Excise Tax and the Bank's subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,554,000 in the second quarter of 2002, an increase of $64,000 when compared to the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company's income before income taxes was $4,256,000 in the recent quarter compared to $4,178,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2002 and 2001 was 36.5% and 35.7%, respectively.

Results of Operations for the six months ended June 30, 2002

General

     For the six months ended June 30, 2002, the Company reported net income of $5,352,000 or $1.10 in diluted earnings per share ($1.13 in basic earnings per share) compared to net income of $5,433,000 or $1.13 in diluted earnings per share ($1.16 in basic earnings per share) for the six months ended June 30, 2001. The current and prior year per share amounts reflect the three-for-two split of the Company's common stock that occurred on April 19, 2002.

     The Company's financial performance in the first six months of 2002 reflects an increase in net interest income after provision for loan losses of $367,000. This increase, however, is offset by a decrease in non-interest income of $231,000 due primarily to lower securities gains in the first half of 2002, and an increase in non-interest expense of $164,000. Earnings results for the six months ended June 30, 2002 also reflect a slight increase in the Company's effective income tax rate.

Net Interest Income

     Net interest income totaled $11,953,000 for the six months ended June 30, 2002, compared to $11,610,000 for the same period in 2001. The $343,000 increase is primarily attributable to an increase in average earning assets, partially offset by a decrease in the Company's net interest margin.

     The Company's net interest margin for the first six months of 2002 was 2.49% compared to 2.50% for the same period last year. Average earning assets for the six months ended June 30, 2002 increased $33.2 million to $964.0 million from $930.8 million for the corresponding period in 2001.

     The Company's interest rate spread for the first half of 2002 increased to 2.18% from 2.02% for the first six months of last year. The yield on the Company's average earning assets in the first half of 2002 decreased 125 basis points to 4.99% from 6.24% in the corresponding period of 2001. The Company's average cost of funds for the first half of 2002 decreased 141 basis points to 2.81% from 4.22% for the six months ended June 30, 2001.

                                                    AVERAGE BALANCE SHEETS
                                                        Six Months Ended
                                                            June 30,
                                            2002                          2001
                                       --------------               --------------
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
------------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $172,369  $ 1,449   1.70%   $185,356  $ 4,555   4.96%
  Short-term investments (2)       33,421      388   2.34      25,055      616   4.96
  Investment securities           136,361    2,636   3.87     123,139    3,324   5.40
  Mortgage-backed securities      250,698    8,045   6.42     282,641    9,483   6.71
  Trading securities               30,400      323   2.13       4,956      145   5.93
  Mortgage loans (1)              308,355   10,404   6.75     273,208    9,595   7.02
  Other loans (1)                  32,440      788   4.89      36,499    1,322   7.27
--------------------------------------------------            ----------------
    Total earning assets          964,044  $24,033   4.99%    930,854  $29,040   6.24%

Allowance for loan losses          (2,643)                     (2,605)
------------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 961,401                     928,249

Other assets                       22,408                      20,092
------------------------------------------------------------------------------------------
    Total assets                 $983,809                    $948,341

                                                    AVERAGE BALANCE SHEETS - (continued)
                                                        Six Months Ended
                                                            June 30,
                                            2002                          2001
                                       --------------               --------------
                                           Interest  Average           Interest  Average
                                 Average   Income/   Yield/  Average   Income/   Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
                                   (4)                (4)      (4)                (4)
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 82,039  $   178   0.44%   $ 80,126  $   244   0.61%
  Savings                         428,965    5,758   2.71     341,751    5,728   3.38
  Time certificates of deposit    351,472    6,101   3.50     409,253   11,416   5.63
--------------------------------------------------            ----------------
    Total deposits                862,476   12,037   2.81     831,130   17,388   4.22%

Other liabilities                   5,033                       6,294
-------------------------------------------------------------------------------------
    Total liabilities             867,509                     837,424
Stockholders' equity              116,300                     110,917
-------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $983,809                    $948,341
-------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                    11,996                      11,652
Less adjustment of tax-exempt
  interest income                               43                          42
-------------------------------------------------------------------------------------
Net interest income                        $11,953                     $11,610
-------------------------------------------------------------------------------------
Interest rate spread                                 2.18%                       2.02%
-------------------------------------------------------------------------------------
Net interest margin (3)                              2.49%                       2.50%
-------------------------------------------------------------------------------------

(1)  Loans on non-accrual status are included in the average balance.
(2) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3) Net interest income (tax equivalent basis) before provision for loan losses divided by average interest-earning assets.
(4) Includes average net unrealized gains or losses on securities available for sale.

Provision for Loan Losses

     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There was no provision for loan losses in the first half of 2002. This compares to a $24,000 provision for loan losses in the first half of last year. The Bank has made no provision for loan losses in 2002 because it has had minimal net loan charge-offs in the current and prior year. Net loan charge-offs for the six months ended June 30, 2002 and 2001 were $1,000 and $2,000, respectively. In addition, management believes that the allowance for loan losses as of June 30, 2002 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased $231,000 to $2,492,000 for the first six months of 2002 from $2,723,000 for the same period of the prior year. This decrease is due primarily to lower securities gains in the first half of 2002.

     Net gains on securities available for sale totaled $1,749,000 in the first half of 2002 compared to $1,901,000 in the first half of last year. Realized gains on the sale of equity securities and debt securities totaled $1,680,000 and $109,000, respectively, for the six months ended June 30, 2002. In addition, the Company in the first half of 2002 recorded a charge to earnings of $40,000 due to an equity security in its investment securities portfolio having suffered a loss in value which was considered by management to be other than temporary. Due to the decline in equity market prices over the past six months the Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses in its equity securities portfolio.

     Net gains on trading securities increased to $102,000 for the first six months of 2002 from $96,000 for the same period last year. During the first half of 2002, the Company recorded net trading securities gains on sales of marketable equity securities and U.S. Treasury obligations of $22,000 and $15,000, respectively. Net gains on trading securities in the first half of 2002 also include mark-to-market gains on U.S. Treasury obligations of $65,000. Falling interest rates and recent volatility in the bond markets has provided the Company with trading gains that may not be available in future periods. Trading gains in the bond portfolio are more likely during periods of falling interest rates.

     The Bank's deposit account service fees and other non-interest income totaled $287,000 and $354,000, respectively, for the first half of 2002 compared to $320,000 and $406,000, respectively, for the first half of 2001. The decline in other non-interest income is due primarily to the assets in the Company's deferred compensation plan having declined in market value in the six month period ended June 30, 2002 versus having appreciated in value in the same period last year. This decrease is offset by a corresponding decline in non-interest expense under the salaries and employee benefits expense component.

Non-Interest Expense

     Non-interest expense for the six months ended June 30, 2002 increased $164,000 or 2.8% to $6,022,000 from $5,858,000 for the same period last year.
This increase is due primarily to increases in salaries and employee benefits and professional services expenses.

     Salaries and employee benefits, the largest component of non-interest Expense increased $343,000 or $10.4% to $3,626,000 for the first half of 2002, from $3,283,000 for the comparable period of 2001. This increase reflects higher salaries due to merit increases, higher pension costs and an increase in costs associated with various other employee benefits partially offset by a decrease in deferred compensation expense referred to in the non-interest income section above.

     Occupancy and equipment expenses declined $97,000 or 8.9% to $994,000 for the first half of 2002, from $1,091,000 for the same period last year. This decrease is due in part to the construction of one new branch and the purchase of another branch, replacing existing leases and reducing net occupancy expenses.

     Professional services expense increased $47,000 or 18.9% to $296,000 for the first six months of 2002, from $249,000 for the same period last year. The increase is due primarily to higher legal and audit fees.

     Amortization of intangibles expense decreased $133,000 for the first half of 2002, compared to the same period last year. This expense decreased for the following reasons:

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

     All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, increased $4,000 to $1,077,000 for the six months ended June 30, 2002 from $1,073,000 for the six months ended June 30, 2001.

Income Tax Expense

     The provision for federal and state income taxes increased to $3,071,000 for the six months ended June 30, 2002 from $3,018,000 for the same period in 2001. This increase is due primarily to an increase in the Company's effective income tax rate partially offset by lower income before income taxes in the first half of 2002. The Company's combined effective income tax rate for the first half of 2002 is 36.5% compared to 35.7% for the same period a year ago. The Company's income before income taxes was $8,423,000 for the first half of 2002 compared to $8,451,000 for the first half of 2001.

Financial Condition

     The Company's total assets amounted to $996.4 million as of June 30, 2002, an increase of $25.2 million or 2.6% from $971.2 million at December 31, 2001. This reflects an increase in total investments of $19.5 million or 3.2% and a decrease in the Bank's loan portfolio of $2.1 million or less than 1%. Cash and due from banks increased $1.5 million and all other assets increased $6.3 million.

                                   Investments

     At June 30, 2002, the Company's investment portfolio, consisting of investment securities (including mortgage-backed securities), short-term investments and interest-bearing bank deposits totaled $638.0 million representing 64.0% of total assets, compared to $618.5 million or 63.7% of total assets at December 31, 2001. The investment securities portfolio included U.S. government and agency obligations, 15-year mortgage-backed securities, collateralized mortgage obligations and equity securities. For further information concerning the composition, maturity and market value of the Bank's investment securities, see pages 26 through 28 of this Form 10-Q.

                                      Loans

     The loan portfolio decreased $2.1 million or less than 1% in the first six months of 2002. At June 30, 2002, the loan portfolio, net of allowance for loan losses, was $326.3 million representing 32.7% of total assets compared to $328.4 million representing 33.8% of total assets at December 31, 2001.

     The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $308.0 million at June 30, 2002, representing 93.6% of the total loan portfolio. See page 29 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2002 and year-end 2001.

     Lower interest rates in the beginning of the year 2002 resulted in increased loan origination growth for the Bank. In the first six months of 2002, the Bank originated loans of $54.3 million, an increase of $10.4 million or 23.7% from the $43.9 million in loans originated in the first six months of 2001.

                                  Asset Quality

     Asset quality remains strong. Non-accrual loans, generally those loans which are 90 days or more delinquent, were $403 thousand and $644 thousand, respectively, at June 30, 2002 and December 31, 2001. This represents 0.12% of total loans at June 30, 2002.

     The Bank's allowance for loan losses at June 30, 2002 totaled $2.6 million, representing 656% of non-accrual loans and 0.80% of total loans. The Bank believes that its allowance for loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions. The Bank has no real estate acquired through foreclosure at June 30, 2002.

                                    Deposits

     Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank's management attempts to manage its deposits through selective pricing and marketing. Deposits increased $24.2 million or 2.8% to $873.9 million at June 30, 2002 from $849.7 million at December 31, 2001. This increase was primarily the result of an increase in savings and money market account deposits of $87.1 million or 22.7%, partially offset by a decrease in time certificates of deposit of $65.1 million or 17.0%. Other deposits grew by $2.2 million during the first half of 2002. For information concerning the composition of the Bank's deposits at June 30, 2002 and year-end 2001, see page 32 of this Form 10-Q.

                               Stockholders Equity

     Total stockholders' equity increased to $116.5 million at June 30, 2002, representing a book value per share of $24.80, from $114.9 million representing a book value per share of $24.34 at December 31, 2001. The Company's book value per share as of year-end 2001 has been adjusted to reflect the three-for- two split of the Company's common stock on April 19, 2002.

Investments

     As previously noted, total investments consisting of investment securities, short-term investments and interest-bearing bank deposits equaled $638.0 million at June 30, 2002, up $19.5 million from $618.5 million at year-end 2001. These investments are principally in federal funds sold, U.S. Treasury and government agency obligations, government agency fifteen year mortgage-backed securities, collateral mortgage obligations and bank certificates of deposit. The Bank also maintains an equity securities portfolio, valued at $11.8 million as of June 30, 2002, that has yielded substantial realized and unrealized gains in recent years. While the Company's equity securities portfolio has produced increased realized gains in recent years, management does not expect this trend to continue. Due to the decline in equity market prices over the past six months the Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses in its equity securities portfolio.

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

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $238.0 million at June 30, 2002 versus $265.0 million at year-end 2001.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                                 June 30,      December 31,
(In thousands)                                     2002           2001
                                                ----------    -------------
U.S. Treasury obligations                        $34,557         $ 3,086
Investments in mutual funds                            3               3
                                                 -------         -------
    Total                                        $34,560         $ 3,089

                               FINANCIAL CONDITION

INVESTMENT SECURITIES

     The amortized cost and estimated market value of investment securities at June 30, 2002 with gross unrealized gains and losses, follows:

------------------------------------------------------------------------------------------
                                                          Gross        Gross
                                           Amortized   Unrealized    Unrealized     Market
(In thousands) At June 30, 2002               Cost        Gains        Losses       Value
------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $112,081    $  1,098     $    (27)   $113,152
    U.S. Government agency obligations        28,139         291           (3)     28,427
-----------------------------------------------------------------------------------------
      Total                                  140,220       1,389          (30)    141,579
-----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           18,750       1,131           --      19,881
      Federal Home Loan Mortgage
        Corporation                          207,030       9,182           --     216,212
      Federal National Mortgage
        Association                              949          33           --         982
      Collateralized mortgage
        obligations                              947          22           --         969
-----------------------------------------------------------------------------------------
      Total mortgage-backed securities       227,676      10,368           --     238,044
-----------------------------------------------------------------------------------------
      Total debt securities                  367,896      11,757          (30)    379,623
-----------------------------------------------------------------------------------------
  Equity securities                           13,014         391       (1,649)     11,756
-----------------------------------------------------------------------------------------
      Total securities available for sale    380,910    $ 12,148     $ (1,679)   $391,379
-----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        10,469
-----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        391,379
-----------------------------------------------------------------------------------------
      Total investment securities, net      $391,379
-----------------------------------------------------------------------------------------
Trading securities                          $ 34,494                             $ 34,560
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
------------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $ 79,932     $ 1,165      $  (214)   $ 80,883
    U.S. Government agency obligations        10,142         115           (4)     10,253
------------------------------------------------------------------------------------------
      Total                                   90,074       1,280         (218)     91,136
------------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           22,499       1,025           --      23,524
      Federal Home Loan Mortgage
        Corporation                          231,603       7,062          (31)    238,634
      Federal National Mortgage
        Association                            1,346          38           (1)      1,383
      Collateralized mortgage
        obligations                            1,452          38           --       1,490
-----------------------------------------------------------------------------------------
      Total mortgage-backed securities       256,900       8,163          (32)    265,031
-----------------------------------------------------------------------------------------
      Total debt securities                  346,974       9,443         (250)    356,167
-----------------------------------------------------------------------------------------
  Equity securities                           15,102       3,931       (2,616)     16,417
-----------------------------------------------------------------------------------------
      Total securities available for sale    362,076     $13,374      $(2,866)   $372,584
-----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        10,508
-----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        372,584
-----------------------------------------------------------------------------------------
      Total investment securities, net      $372,584
-----------------------------------------------------------------------------------------
Trading securities                          $  3,089                             $  3,089
-----------------------------------------------------------------------------------------

     The amortized cost and estimated market value of debt securities available for sale by contractual maturity at June 30, 2002 and December 31, 2001 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank's portfolio that may be called prior to maturity.

                                                             June 30, 2002
                                                       -------------------------

                                                          Available for Sale
                                                        Amortized        Market
Maturing:                                                 Cost            Value
                                                             (In thousands)

Within 1 year                                            $ 28,119      $ 28,486
After 1 year but within 5 years                           107,962       108,888
After 5 years but within 10 years                           4,000         4,069
After 10 years but within 15 years                            139           136
                                                         --------      --------
U.S. Treasury and Government agency obligations (a)       140,220       141,579
Mortgage-backed securities                                227,676       238,044
                                                         --------      --------
Total                                                    $367,896      $379,623


                                                           December 31, 2001
                                                       -------------------------

                                                          Available for Sale
                                                        Amortized       Market
Maturing:                                                  Cost          Value
                                                             (In thousands)

Within 1 year                                            $ 28,993      $ 29,531
After 1 year but within 5 years                            60,939        61,467
After 15 years                                                142           138
                                                         --------      --------
U.S. Treasury and Government agency obligations (b)        90,074        91,136
Mortgage-backed securities                                256,900       265,031
                                                         --------      --------
Total                                                    $346,974      $356,167


(a) At June 30, 2002 the Bank's debt securities available for sale portfolio included $28,000,000 (amortized cost) in callable securities with a market value of $28,291,000.

(b) At December 31, 2001 the Bank's debt securities available for sale portfolio included $4,000,000 (amortized cost) in callable securities with a market value of $4,045,000.

LOANS

     The composition of the Bank's loan portfolio is summarized as follows:

---------------------------------------------------------------------------------------
                                                      At                      At
(In thousands)                                  June 30, 2002         December 31, 2001
---------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                     $308,370               $294,023
  Commercial                                         2,504                  2,641
  Construction                                         761                    993
---------------------------------------------------------------------------------------
                                                   311,635                297,657
  Premium on loans                                      41                     51
  Deferred mortgage loan origination fees           (1,151)                (1,239)
---------------------------------------------------------------------------------------
      Total mortgage loans                         310,525                296,469

Other loans:
  Consumer:
    Installment                                      1,092                  1,178
    Guaranteed education                             4,263                  4,937
    Other secured                                      772                    873
    Home equity lines of credit                     12,032                 12,271
    Unsecured                                          192                    201
---------------------------------------------------------------------------------------
      Total consumer loans                          18,351                 19,460
  Commercial                                            89                 15,088
---------------------------------------------------------------------------------------
      Total other loans                             18,440                 34,548
---------------------------------------------------------------------------------------
      Total loans                                 $328,965               $331,017
---------------------------------------------------------------------------------------

     The Bank's loan portfolio decreased $2.1 million in the first six months of 2002, from $331.0 million at December 31, 2001 to $328.9 million at June 30, 2002. Mortgage loans increased $14.0 million, however, this increase was offset by a decrease in consumer loans of $1.1 million and a decrease of $15.0 in commercial loans. The decrease in commercial loans is due to a loan with a single borrower that was repaid in the recent quarter. The loan was refinanced with another financial institution.

     Loan originations increased by $10.4 million to $54.3 million in the first six months of 2002 compared to $43.9 million in the first six months of last year.

NON-PERFORMING ASSETS

     The following table shows the composition of the Bank's non-performing assets at June 30, 2002 and 2001, and December 31, 2001:

                                             At            At             At
                                           June 30,    December 31,     June 30,
(In thousands)                              2002          2001           2001
--------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                         $   403        $   644       $   472
Real estate acquired through foreclosure       --             --            --
--------------------------------------------------------------------------------
Total non-performing assets               $   403        $   644       $   472
--------------------------------------------------------------------------------
Allowance for loan losses                 $ 2,642        $ 2,643       $ 2,616
Allowance as a percent of
  non-accrual loans                         655.6%         410.4%        554.2%
Allowance as a percent of
  non-performing assets                     655.6%         410.4%        554.2%
Non-accrual loans as a percent
  of total loans                             0.12%          0.19%         0.15%
Non-performing assets as a percent
  of total assets                            0.04%          0.07%         0.05%
--------------------------------------------------------------------------------

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 2001 to June 30, 2002 as noted in the table above. The principal balance of non-accrual loans was down to $403,000, or approximately 0.12% of total loans at June 30, 2002.

     The Bank did not have any impaired loans as of June 30, 2002.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                        Six Months Ended
                                                              June 30,
                                                        2002         2001
---------------------------------------------------------------------------
                                                         (In thousands)
Balance at beginning of period                      $ 2,643        $ 2,594
Provision for loan losses                                --             24
Recoveries of loans previously charged-off                1              1
Charge-offs                                              (2)            (3)
--------------------------------------------------------------------------
Balance at end of period                            $ 2,642        $ 2,616
--------------------------------------------------------------------------

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

     At June 30, 2002 the balance of the allowance for loan losses was $2,642,000 representing 655.6% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $24.2 million to $873.9 million at June 30, 2002 from $849.7 million at December 31, 2001.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                                June 30,          December 31,
                                                  2002               2001
------------------------------------------------------------------------------
                                                      (In thousands)
Demand and NOW                                 $ 84,373            $ 82,143
Savings and money market accounts               471,061             383,960
Time certificates of deposit                    318,446             383,610
Deposit acquisition premium,
  net of amortization                                --                 (29)
------------------------------------------------------------------------------
    Total deposits                             $873,880            $849,684
------------------------------------------------------------------------------

Recent Accounting Developments

     "Goodwill and Other Intangible Assets"
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the new standard on January 1, 2002. At June 30, 2002, the Company had $1,090,000 of goodwill on its balance sheet.

Liquidity and Capital Resources

     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2002 the Bank had $182.9 million or 18.4% of total assets and $176.1 million or 17.7% of total assets invested, respectively, in overnight federal funds sold and United States obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2002, the Bank had a leverage Tier I capital to total assets ratio of 10.32%, a Tier I capital to risk- weighted assets ratio of 30.70% and a total capital to risk-weighted assets ratio of 31.50%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.98%, Tier I capital to risk-weighted assets of 32.66% and total capital to risk-weighted assets of 33.45% at June 30, 2002.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2002, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 16, 2002, stockholders voted affirmatively on the following proposal:

         1.) To elect four Directors to serve until the 2005 Annual Meeting of Stockholders.

              Elected at Meeting                     Term

              Gerard H. Brandi                       3 Years
              Peter W. Carr                          3 Years
              Robert S. Cummings                     3 Years
              Herbert G. Schurian                    3 Years

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibits:
                 1. Exhibit No. 11.1: Statement regarding computation of per share earnings.

             b.  Reports on Form 8-K
                 None.

             c.  Additional Exhibits:
                 1. Exhibit A:  Certifications by the CEO and CFO.

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


                                                 MASSBANK Corp. & Subsidiaries
                                                 -----------------------------
                                                         (Registrant)



Date:  August 13, 2002                             /s/Gerard H. Brandi
                                                   ---------------------------
                                                   (Signature)
                                                   Gerard H. Brandi
                                                   President and CEO




Date:  August 13, 2002                             /s/Reginald E. Cormier
                                                   ---------------------------
                                                   (Signature)
                                                   Reginald E. Cormier
                                                   Sr. V.P., Treasurer and CFO