Form 10-Q
period 2002-09-30
MASSBANK CORP
filed 2002-11-13
CIK 799166

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                       OR
              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 Class: Common stock $1.00 par value per share.
               Outstanding at October 31, 2002: 4,670,700 shares.

                         MASSBANK CORP. AND SUBSIDIARIES
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2002 (unaudited) and December 31, 2001                3

           Consolidated Statements of Income (unaudited)
           for the three months ended September 30, 2002 and 2001              4
           and for the nine months ended September 30, 2002 and 2001           5

           Consolidated Statements of Changes in Stockholders' Equity
           (unaudited) for the nine months ended September 30, 2002
           and 2001                                                       6 -  7

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended September 30, 2002 and 2001          8 -  9

           Condensed Notes to the Consolidated Financial Statements      10 - 11


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12 - 35


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           36

ITEM 4.  Disclosure Controls and Procedures                                   37


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    38

ITEM 2.  Changes in Securities and Use of Proceeds                            38

ITEM 3.  Defaults Upon Senior Securities                                      38

ITEM 4.  Submission of Matters to a Vote of Security Holders                  38

ITEM 5.  Other Information                                                    38

ITEM 6.  Exhibits and Reports on Form 8-K                                     38


Signatures                                                                    39

Certifications                                                           40 - 41

PART I. ITEM 1

                         MASSBANK CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                              September 30,   December 31,
                                                                  2002           2001
                                                               (unaudited)
Assets:
Cash and due from banks                                        $   10,116       $  8,945
Short-term investments (Note 3)                                   225,248        236,382
-----------------------------------------------------------------------------------------
    Total cash and cash equivalents                               235,364        245,327
Interest-bearing deposits in banks                                  4,102          6,490
Securities available for sale, at market value (amortized
  cost of $383,984 in 2002 and $362,076 in 2001)                  395,440        372,584
Trading securities, at market value                                27,390          3,089
Loans: (Note 4)
  Mortgage loans                                                  309,559        296,469
  Other loans                                                      18,029         34,548
  Allowance for loan losses                                        (2,641)        (2,643)
-----------------------------------------------------------------------------------------
    Net loans                                                     324,947        328,374
Premises and equipment                                              6,767          6,927
Accrued interest receivable                                         4,198          3,950
Goodwill                                                            1,090          1,090
Current income tax asset, net                                         203            208
Other assets                                                        4,319          3,129
-----------------------------------------------------------------------------------------
    Total assets                                               $1,003,820       $971,168
Liabilities and Stockholders' Equity:
Deposits                                                       $  879,516       $849,684
Escrow deposits of borrowers                                        1,400          1,403
Employee stock ownership plan liability                               156            156
Deferred income taxes                                               2,445          2,275
Other liabilities                                                   2,634          2,746
-----------------------------------------------------------------------------------------
    Total liabilities                                             886,151        856,264
Stockholders' Equity:
  Preferred stock, par value $1.00 per share;
     2,000,000 shares authorized, none issued                          --             --
  Common stock, par value $1.00 per share;
     10,000,000 shares authorized, 7,577,329 and
     7,494,980 shares issued, respectively                          7,577          7,495
  Additional paid-in capital                                       52,718         62,875
  Retained earnings                                                94,014         99,996
-----------------------------------------------------------------------------------------
                                                                  154,309        170,366
  Accumulated other comprehensive income: (Note 7)
    Net unrealized gains on securities
      available for sale, net of tax effect                         7,170          6,443
  Treasury stock at cost, 2,927,029 and
      4,362,289 shares, respectively (Note 6)                     (43,654)       (61,749)
  Common stock acquired by ESOP                                      (156)          (156)
-----------------------------------------------------------------------------------------
    Total stockholders' equity                                    117,669        114,904
-----------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                 $1,003,820       $971,168

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three months ended
                                                                    September 30,
(In thousands except share data)                                  2002        2001
------------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                             $    5,166   $    4,953
  Other loans                                                       297          526
  Securities available for sale:
    Mortgage-backed securities                                    3,625        4,815
    Other securities                                              1,511        1,099
  Trading securities                                                158           --
  Federal funds sold                                                822        1,812
  Other investments                                                 149          312
------------------------------------------------------------------------------------
    Total interest and dividend income                           11,728       13,517
------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                        5,602        8,064
------------------------------------------------------------------------------------
    Total interest expense                                        5,602        8,064
------------------------------------------------------------------------------------
    Net interest income                                           6,126        5,453
Provision for loan losses                                            --           12
------------------------------------------------------------------------------------
    Net interest income after provision for loan losses           6,126        5,441
------------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                      140          162
  Gains (losses) on securities available for sale, net              (80)       1,212
  Gains on trading securities, net                                   30            4
  Other                                                             107          111
------------------------------------------------------------------------------------
    Total non-interest income                                       197        1,489
------------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                                  1,734        1,591
  Occupancy and equipment                                           497          491
  Data processing                                                   134          121
  Professional services                                             128           92
  Advertising and marketing                                          53           40
  Amortization of intangibles                                        --           83
  Deposit insurance                                                  45           45
  Other                                                             339          369
------------------------------------------------------------------------------------
    Total non-interest expense                                    2,930        2,832
------------------------------------------------------------------------------------
    Income before income taxes                                    3,393        4,098
Income tax expense                                                1,183        1,466
------------------------------------------------------------------------------------
    Net income                                               $    2,210   $    2,632
------------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                       4,669,659    4,678,601
  Diluted                                                     4,795,193    4,821,899
Earnings per share (in dollars):
  Basic                                                      $     0.47   $     0.56
  Diluted                                                          0.46         0.55

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                  Nine months ended
                                                                     September 30,
(In thousands except share data)                                   2002          2001
---------------------------------------------------------------------------------------
Interest and dividend income:
  Mortgage Loans                                                $   15,570   $   14,548
  Other loans                                                        1,085        1,848
  Securities available for sale:
    Mortgage-backed securities                                      11,670       14,298
    Other securities                                                 4,104        4,378
  Trading securities                                                   481          145
  Federal funds sold                                                 2,271        6,367
  Other investments                                                    537          931
---------------------------------------------------------------------------------------
    Total interest and dividend income                              35,718       42,515
---------------------------------------------------------------------------------------
Interest expense:
  Deposits                                                          17,639       25,452
---------------------------------------------------------------------------------------
    Total interest expense                                          17,639       25,452
---------------------------------------------------------------------------------------
    Net interest income                                             18,079       17,063
Provision for loan losses                                               --           36
---------------------------------------------------------------------------------------
    Net interest income after provision for loan losses             18,079       17,027
---------------------------------------------------------------------------------------
Non-interest income:
  Deposit account service fees                                         427          482
  Gains on securities available for sale, net                        1,669        3,107
  Gains on trading securities, net                                     132          106
  Other                                                                461          517
---------------------------------------------------------------------------------------
    Total non-interest income                                        2,689        4,212
---------------------------------------------------------------------------------------
Non-interest expense:
  Salaries and employee benefits                                     5,360        4,874
  Occupancy and equipment                                            1,491        1,582
  Data processing                                                      394          372
  Professional services                                                424          341
  Advertising and marketing                                            129          136
  Amortization of intangibles                                           29          245
  Deposit insurance                                                    137          133
  Other                                                                988        1,007
---------------------------------------------------------------------------------------
    Total non-interest expense                                       8,952        8,690
---------------------------------------------------------------------------------------
    Income before income taxes                                      11,816       12,549
Income tax expense                                                   4,254        4,484
---------------------------------------------------------------------------------------
    Net income                                                  $    7,562   $    8,065
---------------------------------------------------------------------------------------
Weighted average common shares outstanding:
  Basic                                                          4,709,018    4,683,704
  Diluted                                                        4,838,536    4,808,994
Earnings per share (in dollars):
  Basic                                                         $     1.61   $     1.72
  Diluted                                                             1.56         1.68

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2002
                  (unaudited) (In thousands except share data)


                                                                                          ACCUMULATED    COMMON
                                                      ADDITIONAL                          OTHER          STOCK
                                              COMMON   PAID-IN     RETAINED    TREASURY   COMPREHENSIVE  ACQUIRED
                                              STOCK    CAPITAL     EARNINGS    STOCK      INCOME         BY ESOP    TOTAL
                                            --------  ----------   ---------  ---------- ------------   --------- --------
Balance at December 31, 2001                  $7,495    $62,875   $ 99,996    $(61,749)     $6,443        $(156)  $114,904
  Net Income                                      --         --      7,562          --          --           --      7,562
  Other comprehensive income,
  net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 7)   --         --         --          --         727           --        727
                                                                                                                  --------
  Comprehensive income                                                                                               8,289
  Cash dividends paid ($0.66 per share)           --         --     (3,115)         --          --           --     (3,115)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP   --         --          3          --          --           --          3
  Amortization of ESOP shares
    committed to be released                      --        183         --          --          --           --        183
  Purchase of treasury stock                      --         --         --      (4,346)         --           --     (4,346)
  Purchase of company stock for
    deferred compensation plan (Note 6)           --         36         --         (36)         --           --         --
  Exercise of stock options
    and related tax benefits                      82      1,669         --          --          --           --      1,751
  Transfer resulting from three-for-two
    stock split                                   --    (12,045)   (10,432)     22,477          --           --         --
---------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002                 $7,577    $52,718   $ 94,014    $(43,654)     $7,170        $(156)  $117,669

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  For The Nine Months Ended September 30, 2001
                        (In thousands except share data)

                                                                                             ACCUMULATED      COMMON
                                                         ADDITIONAL                          OTHER            STOCK
                                                COMMON    PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    ACQUIRED
                                                 STOCK    CAPITAL     EARNINGS     STOCK     INCOME           BY ESOP     TOTAL
                                                --------  ---------- ----------  ---------- --------------    ---------  --------
Balance at December 31, 2000                     $7,448     $61,674    $93,165    $(59,704)       $5,972         $(312)  $108,243
  Net income                                         --          --      8,065          --            --            --      8,065
  Other comprehensive income, net of tax:
    Unrealized gains on securities,
    net of reclassification adjustment (Note 7)      --          --         --          --         2,704            --      2,704
                                                                                                                          -------
  Comprehensive income                                                                                                     10,769
  Cash dividends paid
    ($0.63 per share)                                --          --     (2,950)         --            --            --     (2,950)
  Tax benefit resulting from dividends
    paid on unallocated shares held by the ESOP      --          --          6          --            --            --          6
  Amortization of ESOP shares
    committed to be released                         --         114         --          --            --            --        114
  Purchase of treasury stock                         --          --         --      (1,412)           --            --     (1,412)
  Purchase of company stock for deferred
    compensation plan (Note 6)                       --          45         --         (45)           --            --         --
  Exercise of stock options
    and related tax benefits                         21         471         --          --            --            --        492
---------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                    $7,469     $62,304    $98,286    $(61,161)       $8,676         $(312)  $115,262

See accompanying condensed notes to consolidated financial statements.

                         MASSBANK CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                       2002       2001
                                                                       ----       ----
                                                                        (In thousands)
Cash flows from operating activities:
  Net income                                                         $   7,562  $  8,065
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                          501       654
    Loan interest capitalized                                              (21)      (27)
    Amortization of ESOP shares committed to be released                   183       114
    (Increase) decrease in accrued interest receivable                    (248)    1,487
    Decrease in other liabilities                                         (112)     (250)
    Decrease in current income tax asset, net                                5       190
    Amortization of premiums (accretion of discounts) on
      securities, net                                                      325      (588)
    Net trading securities activity                                    (25,202)   20,439
    Gains on securities available for sale, net                         (1,736)   (3,107)
    More than temporary impairment writedown of securities
      available for sale                                                    67        --
    Gains on trading securities, net                                      (132)     (106)
    Decrease in deferred mortgage loan
      origination fees, net of amortization                               (185)      (30)
    Deferred income tax (benefit)                                          (51)     (143)
    Decrease in other assets                                                41     1,090
    Provision for loan losses                                               --        36
    Gains on sales of premises and equipment                                --        (4)
    (Decrease) increase in escrow deposits of borrowers                     (3)        4
----------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities            (19,006)   27,824

----------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchases of term federal funds                                         --   (10,000)
    Proceeds from maturities of term federal funds                          --    40,000
    Net decrease (increase) in interest bearing bank deposits            2,388   (13,453)
    Proceeds from sales of investment securities available for sale     43,683    18,416
    Proceeds from maturities of investment securities
      available for sale                                                53,000    69,230
    Purchases of investment securities
      available for sale                                              (166,475)  (26,184)
    Purchases of mortgage-backed securities                            (19,977)  (50,169)
    Principal repayments of mortgage-backed securities                  69,002    56,083
    Principal repayments of securities available for sale                    5         3
    Loans originated                                                   (75,839)  (71,565)
    Loan principal payments received                                    79,444    55,968
    Purchases of premises & equipment                                     (284)   (2,535)
    Proceeds from sales of premises and equipment                           --         4
----------------------------------------------------------------------------------------
        Net cash (used in) provided by investing activities            (15,053)   65,798

----------------------------------------------------------------------------------------

                         MASSBANK CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        2002         2001
                                                                        ----         ----

                                                                          (In thousands)
Cash flows from financing activities:
    Net increase in deposits                                            29,803    18,650
    Payments to acquire treasury stock                                  (4,382)   (1,457)
    Purchase of Company stock for deferred compensation plan                36        45
    Issuance of common stock under stock option plan                     1,312       393
    Tax benefit resulting from stock options exercised                     439        99
    Cash dividends paid on common stock                                 (3,115)   (2,950)
    Tax benefit resulting from dividends paid on
      unallocated shares held by the ESOP                                    3         6
-----------------------------------------------------------------------------------------
      Net cash provided by financing activities                         24,096    14,786

-----------------------------------------------------------------------------------------
      Net (decrease) increase in cash and cash equivalents              (9,963)  108,408
    Cash and cash equivalents at beginning of period                   245,327   122,021
-----------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                        $235,364  $230,429

-----------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash transactions:
    Cash paid during the period for interest                          $ 17,683  $ 25,518
    Cash paid during the period for income taxes, net of refunds         3,857     4,336
    Purchases of securities not settled at beginning of
      period which settled during the period                                47        60
    Sales and maturities of securities not settled at
      beginning of period which settled during the period                1,008       573
Non-cash transactions:
    SFAS 115:
    Increase in accumulated other comprehensive income                     727     2,704
    Increase in deferred tax liabilities                                   221     1,395
    Purchases of securities not settled at end of period                   138     6,461
    Sales and maturities of securities not settled at end
      of period                                                          2,330     1,602
----------------------------------------------------------------------------------------

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

     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2002 and December 31, 2001, and its operating results for the three months and nine months ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior year's consolidated financial statements were reclassified to facilitate comparison with the current fiscal year. The Company's reported per share amounts and weighted average common shares outstanding for the current and prior year have been restated to reflect the Company's three-for-two stock split of April 19, 2002.

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

(3)  Short-Term Investments
     Short-term investments consist of the following:

-------------------------------------------------------------------------------
                                                 At                   At
(In thousands)                          September 30, 2002     December 31, 2001
-------------------------------------------------------------------------------
  Federal funds sold (overnight)              $200,265             $204,294
  Money market funds                            24,983               32,088
-------------------------------------------------------------------------------
    Total short-term investments              $225,248             $236,382
-------------------------------------------------------------------------------

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(4)  Commitments
     At September 30, 2002, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $10,183,000 and commitments under existing home equity lines of credit and other loans of approximately $40,529,000 which are not reflected on the consolidated balance sheet. In addition, as of September 30, 2002, the Company had a performance standby letter of credit conveyed to others in the amount of $156,000.

(5)  Basic Earnings Per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares resulting from stock options that were outstanding during the period.

(6)  Directors' Deferred Compensation Plan
     In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors' compensation to be invested in Company stock held in an irrevocable trust. At September 30, 2002 the trust held 23,400 shares of MASSBANK Corp. stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

(7)  Comprehensive Income
     Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

     The term "comprehensive income" describes the total of all components of comprehensive income including net income.

     The Company's other comprehensive income and related tax effect for the nine months ended September 30, 2002 and 2001 is as follows:

                                                       For the Nine Months Ended
                                                           September 30, 2002
------------------------------------------------------------------------------------
                                                                   Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                                   $ 2,617      $  (917)    $ 1,700
  Less: reclassification adjustment for
    gains realized in net income                      1,669         (696)        973
                                                    -------      -------     -------
  Net unrealized gains                                  948         (221)        727
                                                    -------      -------     -------
  Other comprehensive income                        $   948      $  (221)    $   727
                                                    -------      -------     -------

                                                       For the Nine Months Ended
                                                           September 30, 2001
------------------------------------------------------------------------------------
                                                                   Tax
                                                   Before-Tax   (Expense)   Net-of-Tax
(In thousands)                                       Amount     or Benefit    Amount
                                                     ------     ----------    ------
Unrealized gains on securities:
  Unrealized holding gains arising
    during period                                   $ 7,205      $(2,692)    $ 4,513
  Less: reclassification adjustment for
    gains realized in net income                      3,107       (1,298)      1,809
                                                    -------      -------     -------
  Net unrealized gains                                4,098       (1,394)      2,704
                                                    -------      -------     -------
  Other comprehensive income                        $ 4,098      $(1,394)    $ 2,704
                                                    -------      -------     -------

PART I. ITEM 2


                         MASSBANK CORP. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION & ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 2002


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

     -     Continued extreme volatility in the equity markets

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

     -     Adverse legislative or regulatory developments

     -     Adverse impacts resulting from the continuing war on terrorism

     -     An increase in medical insurance and other employee-related costs

     - The impact of inflation, and other factors described in the Company's annual report on Form 10-K

Results of Operations for the three months ended September 30, 2002 vs the three months ended September 30, 2001

GENERAL

     For the quarter ended September 30, 2002, MASSBANK Corp. reported net income of $2,210,000, or $0.46 in diluted earnings per share compared to net income of $2,632,000 or $0.55 in diluted earnings per share in the third quarter of 2001. Basic earnings per share in the recent quarter were $0.47 per share, compared to $0.56 per share in the third quarter of last year. The current and prior year per share amounts reflect the three-for-two split of the Company's common stock that occurred on April 19, 2002.

     The Company's net income for the third quarter 2002 compared to the same quarter of 2001 reflects an improvement of $685,000 in net interest income after provision for loan losses. This increase, however, is offset by a decrease in non-interest income of $1,292,000. In the third quarter 2002, the Company recorded net losses on securities of $50,000 compared to net securities gains of $1,216,000 during the same quarter last year. Net securities losses in the recent quarter were comprised of $264,000 in gains on debt securities and $314,000 in losses on equity securities. These losses on equity securities were primarily attributable to the continued decline in equity securities prices during recent months. Deposit account service fees and other non-interest income declined by $26,000 in the recent quarter compared to the same quarter a year ago. Earnings results for the third quarter 2002 also reflect an increase in non-interest expense of $98,000 partially offset by a slight decline in the Company's income tax rate.

Net interest income

     Net interest income totaled $6,126,000 in the third quarter of 2002, an increase of $673,000 from the same quarter a year ago. This is the fourth consecutive quarter that the Company has increased its net interest income. Improvements in net interest income are also expected in the fourth quarter of 2002. The increase in net interest income during the recent quarter was principally attributable to an improvement in the Company's net interest margin combined with the positive effect of average earning asset growth. The Company's net interest margin for the three months ended September 30, 2002 was 2.51%, an increase from 2.33% reported in the third quarter 2001. Average earning assets for the quarter ended September 30, 2002 increased $38.0 million to $978.5 million, from $940.5 million in the same quarter of 2001.

Interest and Dividend Income

     Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2002, decreased $1,793,000 or 13.2% to $11,751,000 from $13,544,000 for the three months ended September 30, 2001. The decrease in interest and dividend income resulted from a decrease in yield on the Company's average earning assets, partially offset by the higher interest income resulting from an increase of $38.0 million in average earning assets. As reflected in the table on page 15 of this report, the yield on the Company's average earning assets in the third quarter 2002 was 4.80%, down from 5.76% in the same quarter of 2001.

     The reduction in yield on the Company's average earning assets is primarily attributable to lower market interest rates. As you can see from the table on page 15 of this report, the average yield on the bank's overnight Federal funds sold declined 176 basis points, from 3.46% in the third quarter of last year to 1.70% in the recent quarter. This contributed significantly to the bank's decreased interest income in the recent quarter compared to the same quarter last year.

Interest Expense

     Total interest expense for the three months ended September 30, 2002 decreased $2,462,000, or 30.5% to $5,602,000 from $8,064,000 for the three months ended September 30, 2001. The decrease in interest expense is due primarily to a reduction in the Bank's average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank's deposit rates, due to declining market interest rates in the last twelve months, has resulted in a decline of 127 basis points in the Bank's cost of funds, from 3.81% in the third quarter of 2001 to 2.54% in the recent quarter. The Company's average deposits, as shown in the table on page 16, increased $36.5 million to $875.4 million in the third quarter of 2002, from $838.9 million in the third quarter 2001.

                                                    AVERAGE BALANCE SHEETS
                                                      Three Months Ended
                                                         September 30,
                                              2002                        2001
                                              ----                        ----

                                                     Average                     Average
                                 Average   Interest  Yield/  Average   Interest  Yield/
(In thousands)                   Balance   Income    Rate    Balance   Income    Rate
                                             (1)                         (1)
------------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $191,941  $   822   1.70%   $207,758  $ 1,812   3.46%
  Short-term investments (4)       28,684      149   2.06      31,967      312   3.87
  Investment securities (2)       170,042    1,534   3.61      86,346    1,126   5.22
  Mortgage-backed securities (2)  229,751    3,625   6.31     292,538    4,815   6.58
  Trading securities               29,764      158   2.12           5       --     --
  Mortgage loans (3)              310,000    5,166   6.67     286,136    4,953   6.92
  Other loans (3)                  18,273      297   6.44      35,734      526   5.82
--------------------------------------------------            ----------------
    Total earning assets          978,455  $11,751   4.80%    940,484  $13,544   5.76%

Allowance for loan losses          (2,642)                     (2,616)
------------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 975,813                     937,868

Other assets                       22,247                      20,873
------------------------------------------------------------------------------------------
    Total assets                 $998,060                    $958,741
------------------------------------------------------------------------------------------

(1) Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
(2)  Average balances include unrealized gains on securities available for sale.
(3)  Loans on non-accrual status are included in average balances.
(4) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.


Continued on next page

                                                AVERAGE BALANCE SHEETS - (continued)
                                                      Three Months Ended
                                                         September 30,
                                              2002                        2001
                                              ----                        ----

                                                     Average                     Average
                                 Average   Interest  Yield/  Average   Interest  Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 83,404   $   95   0.45%   $ 81,128   $  126   0.62%
  Savings                         494,035    3,224   2.59     357,917    3,005   3.33
  Time certificates of deposit    297,927    2,283   3.04     399,849    4,933   4.89
--------------------------------------------------            ----------------
    Total deposits                875,366    5,602   2.54     838,894    8,064   3.81

Other liabilities                   5,281                       6,629
------------------------------------------------------------------------------------------
    Total liabilities             880,647                     845,523
Stockholders' equity              117,413                     113,218
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $998,060                    $958,741
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                     6,149                       5,480
Less adjustment of tax-exempt
  interest income                               23                          27
------------------------------------------------------------------------------------------
Net interest income                         $6,126                      $5,453
------------------------------------------------------------------------------------------
Interest rate spread (5)                             2.26%                       1.95%
------------------------------------------------------------------------------------------
Net interest margin (6)                              2.51%                       2.33%
------------------------------------------------------------------------------------------

 (5) Interest rate spread represents the difference between the yield on earning assets and the cost of the Company's deposits.
 (6) Net interest margin represents net interest income (tax equivalent basis) divided by average interest earning assets.

Provision for Loan Losses
     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There was no provision for loan losses in the third quarter of 2002. This compares to a $12,000 provision for loan losses in the third quarter of last year. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At September 30, 2002, the allowance for loan losses was $2,641,000 representing 807.6% of nonaccrual loans. The Bank's nonaccrual loans totaled $327,000 at September 30, 2002 down from $644,000 at December 31, 2001 and $566,000 at September 30, 2001. The Bank had net loan charge-offs of $1,000 in the recent quarter compared to net loan charge-offs of $14,000 in the same quarter last year. Management believes that the allowance for loan losses as of September 30, 2002 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income
     Non-interest income consists of deposit account service fees, net gains (losses) on securities and other non-interest income.

     Non-interest income decreased $1,292,000 to $197,000 in the recent quarter, from $1,489,000 in the comparable quarter of the prior year.

     In the third quarter 2002, the Company recorded net losses on securities available for sale of $80,000 compared to net securities gains of $1,212,000 during the same quarter last year. Net losses from the sale of securities available for sale in the recent quarter were comprised of $234,000 in gains on debt securities and $287,000 in losses on equity securities. In addition, the Company in the recent quarter recorded a charge to earnings of $27,000 due to two equity securities in the bank's investment portfolio that suffered a loss in market value that was considered by management to be other than temporary.

     Net gains on trading securities increased to $30,000 in the recent quarter from $4,000 in the same quarter last year. In the third quarter 2002, the Company recorded net trading securities gains on sales of U.S. Treasury obligations of $41,000. It also recorded mark-to-market losses on U.S. Treasury obligations of $11,000 due to the recent volatility in the bond markets.

     The losses from the sale of equity securities in the third quarter 2002 were primarily attributable to the continued decline in equity securities prices during recent months. In the face of a stock market which has declined in the last couple of years, the Company sought to maximize the value of its equity securities by selling securities that it expected would decline in value. Over the last 30 months the Company has taken approximately $8.2 million in gains on equity securities available for sale and trading. Consequently, as a result of the equity securities gains the Company has taken and the decline in equity market prices, the net unrealized gains in the Company's equity securities portfolio have been exhausted. During this same period falling interest rates have increased the value of the Company's debt securities and as a result total net unrealized gains on all securities available for sale were $11.5 million at September 30, 2002. (See net unrealized gains on securities available for sale at September 30, 2002 on page 29 of this report.) This is an increase of $948, 000 over net unrealized gains on securities available for sale at December 31, 2001. (See page 30 of this report) Net unrealized gains on securities available for sale, net of tax effect, are a positive $7.2 million at the end of the third quarter 2002. Due to the decline in equity market prices over the past nine months the Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses on the sales of its equity securities.

     The Bank's deposit account service fees and other non-interest income declined to $140,000 and $107,000, respectively, in the third quarter of 2002 from $162,000 and $111,000, respectively, in the third quarter of 2001.

Non-Interest Expense
     Non-interest expense increased $98,000 or 3.5% to $2,930,000 for the three months ended September 30, 2002 compared to the same period in 2001. This increase is due primarily to increases in salaries and employee benefits and professional services expenses.

     Salaries and employee benefits, the largest component of non-interest expense increased $143,000 or 9.0% to $1,734,000 in the recent quarter, from $1,591,000 in the comparable quarter of 2001. The majority of this increase is due to higher pension costs of $91,000.

     Amortization of intangibles expense decreased $83,000 in the third quarter 2002, compared to the third quarter last year. This expense decreased for the following reasons:

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

     Professional services expenses increased from $92,000 for the three months ended September 30, 2001 to $128,000 for the three months ended September 30, 2002 due primarily to higher legal fees incurred in connection with operational matters and ordinary routine litigation incidental to the Company's business.

     All other non-interest expenses combined, consisting of occupancy and equipment, data processing, advertising and marketing, deposit insurance and other expenses increased $2,000 to $1,068,000 for the three months ended September 30, 2002 from $1,066,000 for the three months ended September 30, 2001.

Income Tax Expense
    The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

     The Company recorded income tax expense of $1,183,000 in the third quarter of 2002, a decrease of $283,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company's income before income taxes was $3,393,000 in the recent quarter compared to $4,098,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2002 and 2001 was 34.9% and 35.8%, respectively.

Results of Operations for the nine months ended September 30, 2002 vs the nine months ended September 30, 2001

General

     For the nine months ended September 30, 2002, the Company reported net income of $7,562,000 or $1.56 in diluted earnings per share ($1.61 in basic earnings per share) compared to net income of $8,065,000 or $1.68 in diluted earnings per share ($1.72 in basic earnings per share) for the nine months ended September 30, 2001. The current and prior year per share amounts reflect the three-for-two split of the Company's common stock that occurred on April 19, 2002.

     The Company's financial performance in the first nine months of 2002 reflects an increase in net interest income after provision for loan losses of $1,052,000. This increase, however, is offset by a decrease in non-interest income of $1,523,000 due primarily to lower securities gains in the first nine months of 2002 when compared to the same period in 2001, a decrease in deposit account service fees and other non-interest income of $111,000, and an increase in non-interest expense of $262,000. The decrease in securities gains is primarily due to the continued decline in equity securities prices during recent months. Earnings results for the nine months ended September 30, 2002 also reflect a slight increase in the Company's effective income tax rate.

Net Interest Income

     Net interest income totaled $18,079,000 for the nine months ended September 30, 2002, compared to $17,063,000 for the same period in 2001. The increase of $1,016,000 is primarily attributable to an increase in average earning assets, and an increase in the Company's net interest margin.

     The Company's net interest margin for the first nine months of 2002 was 2.50% compared to 2.45% for the same period last year. Average earning assets for the nine months ended September 30, 2002 increased $34.8 million to $968.9 million from $934.1 million for the corresponding period in 2001.

     The Company's interest rate spread for the first nine months of 2002 increased to 2.20% from 2.00% for the first nine months of last year. The yield on the Company's average earning assets in the first nine months of 2002 decreased 116 basis points to 4.92% from 6.08% in the corresponding period of 2001. The Company's average cost of funds for the first nine months of 2002 decreased 136 basis points to 2.72% from 4.08% for the nine months ended September 30, 2001.

                                                    AVERAGE BALANCE SHEETS
                                                      Nine Months Ended
                                                        September 30,
                                            2002                         2001
                                       --------------               --------------
                                                    Average                     Average
                                 Average   Interest  Yield/  Average   Interest  Yield/
(In thousands)                   Balance   Income    Rate    Balance   Income    Rate
                                             (1)                         (1)
------------------------------------------------------------------------------------------
Assets:
Earning assets:
  Federal funds sold             $178,964  $ 2,271   1.70%   $192,905  $ 6,367   4.41%
  Short-term investments (4)       31,824      537   2.26      27,384      928   4.53
  Investment securities (2)       147,712    4,169   3.76     110,739    4,450   5.36
  Mortgage-backed securities (2)  243,639   11,670   6.39     285,977   14,298   6.67
  Trading securities               30,186      481   2.12       3,288      145   5.93
  Mortgage loans (3)              308,910   15,570   6.72     277,565   14,548   6.99
  Other loans (3)                  27,666    1,085   5.24      36,241    1,848   6.79
--------------------------------------------------            ----------------
    Total earning assets          968,901  $35,783   4.92%    934,099  $42,584   6.08%

Allowance for loan losses          (2,642)                     (2,609)
------------------------------------------------------------------------------------------
    Total earning assets
      less allowance for
      loan losses                 966,259                     931,490

Other assets                       22,353                      20,356
------------------------------------------------------------------------------------------
    Total assets                 $988,612                    $951,846

(1) Tax exempt income on equity securities and municipal bonds is included on a tax equivalent basis.
(2)  Average balances include unrealized gains on securities available for sale.
(3)  Loans on non-accrual status are included in average balances.
(4) Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

Continued on next page

                                           AVERAGE BALANCE SHEETS - (continued)
                                                     Nine Months Ended
                                                       September 30,

                                            2002                          2001
                                       --------------               --------------
                                                     Average                     Average
                                 Average   Interest  Yield/  Average   Interest  Yield/
(In thousands)                   Balance   Expense   Rate    Balance   Expense   Rate
------------------------------------------------------------------------------------------
Liabilities:
Deposits:
  Demand and NOW                 $ 82,499  $   273   0.44%   $ 80,464  $   370   0.62%
  Savings                         450,894    8,983   2.66     347,199    8,732   3.36
  Time certificates of deposit    333,427    8,383   3.36     406,084   16,350   5.38
--------------------------------------------------            ----------------
    Total deposits                866,820   17,639   2.72     833,747   25,452   4.08%

Other liabilities                   5,117                       6,407
------------------------------------------------------------------------------------------
    Total liabilities             871,937                     840,154
Stockholders' equity              116,675                     111,692
------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity       $988,612                    $951,846
------------------------------------------------------------------------------------------
Net interest income
  (tax-equivalent basis)                    18,144                      17,132
Less adjustment of tax-exempt
  interest income                               65                          69
------------------------------------------------------------------------------------------
Net interest income                        $18,079                     $17,063
------------------------------------------------------------------------------------------
Interest rate spread (5)                             2.20%                       2.00%
------------------------------------------------------------------------------------------
Net interest margin (6)                              2.50%                       2.45%
------------------------------------------------------------------------------------------

(5) Interest rate spread represents the difference between the yield on earning assets and the cost of the Company's deposits.

(6) Net interest margin represents net interest income (tax equivalent basis) divided by average interest earning assets.

Provision for Loan Losses

     The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. The Company did not record any provision for loan losses in the first nine months of 2002. This compares to $36,000 in provision for loan losses recorded in the first nine months of last year. The Bank has not recorded any provision for loan losses in 2002 because it has had minimal net loan charge-offs in the last two years. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan", general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At September 30, 2002, the allowance for loan losses was $2,641,000 representing 807.6% of nonaccrual loans. The Bank's nonaccrual loans totaled $327,000 at September 30, 2002 down from $644,000 at December 31, 2001 and $566,000 at September 30, 2001.
The Bank had net loan charge-offs for the nine months ended September 30, 2002 and 2001 of $2,000 and $16,000, respectively. Management believes that the allowance for loan losses as of September 30, 2002 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

     Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

     Non-interest income decreased $1,523,000 to $2,689,000 for the first nine months of 2002 from $4,212,000 for the same period of the prior year. This decrease is due primarily to lower securities gains in the first nine months of 2002.

     Net gains on securities available for sale totaled $1,669,000 in the first nine months of 2002 compared to $3,107,000 in the same period last year. Realized gains on the sale of equity securities and debt securities totaled $1,392,000 and $344,000, respectively, for the nine months ended September 30, 2002. In addition, the Company in the first nine months of 2002 recorded a charge to earnings of $67,000 due to equity securities in its investment securities portfolio having suffered a loss in market value that was considered by management to be other than temporary. The decrease in securities gains in the first nine months of 2002 is primarily attributable to the continued decline in equity securities prices during recent months. In the face of a stock market which has declined in the last couple of years, the Company sought to maximize the value of its equity securities by selling securities that it expected would decline in value. Over the last 30 months the Company has taken approximately $8.2 million in gains on equity securities available for sale and trading. Consequently, as a result of the equity securities gains the Company has taken and the decline in equity market prices, the net unrealized gains in the Company's equity securities portfolio have been exhausted. During this same period falling interest rates have increased the value of the Company's debt securities and as a result net unrealized gains on all securities available for sale were $11.5 million at September 30, 2002. (See net unrealized gains on securities available for sale at September 30, 2002 on page 29 of this report.) This is an increase of $948,000 over net unrealized gains on securities available for sale at December 31, 2001. (See page 30 of this report) Net unrealized gains on securities available for sale, net of tax effect, are a positive $7.2 million at the end of the third quarter 2002. Due to the decline in equity market prices over the past nine months the Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses on the sales of its equity securities.

     Net gains on trading securities increased to $132,000 for the first nine months of 2002 from $106,000 for the same period last year. During the first nine months of 2002, the Company recorded net trading securities gains on sales of marketable equity securities and U.S. Treasury obligations of $22,000 and $56,000, respectively. Net gains on trading securities in the first nine months of 2002 also include mark-to-market gains on U.S. Treasury obligations of $54,000. Falling interest rates and volatility in the bond markets have provided the Company with trading gains that may not be available in future periods. Trading gains in the bond portfolio are more likely during periods of falling interest rates.

     The Bank's deposit account service fees and other non-interest income totaled $427,000 and $461,000, respectively, for the first nine months of 2002 compared to $482,000 and $517,000, respectively, for the first nine months of 2001. The decline in other non-interest income is due primarily to the assets in the Company's deferred compensation plan having declined in market value in the nine months ended September 30, 2002 versus having appreciated in value in the same period last year. This decrease of $72,000 is offset by an equivalent decline in deferred compensation expense under the salaries and employee benefits expense component as reflected below.

Non-Interest Expense

     Non-interest expense for the nine months ended September 30, 2002 increased $262,000 or 3.0% to $8,952,000 from $8,690,000 for the same period last year.
This increase is due primarily to increases in salaries and employee benefits and professional services expenses.

     Salaries and employee benefits, the largest component of non-interest expense increased $486,000 or $10.0% to $5,360,000 for the first nine months of 2002, from $4,874,000 for the comparable period of 2001. This increase reflects an increase in salaries of $188,000 due primarily to merit increases, an increase in pension costs of $256,000 and an increase in health insurance and other employee related costs partially offset by a decrease in deferred compensation expense referred to in the non-interest income section above.

     Occupancy and equipment expenses declined $91,000 or 5.8% to $1,491,000 for the first nine months of 2002, from $1,582,000 for the same period last year. This decrease is due in part to the construction of one new branch and the purchase of another branch, replacing existing leases and thus reducing net occupancy expenses.

     Professional services expense increased $83,000 or 24.3% to $424,000 for the first nine months of 2002, from $341,000 for the same period last year. The increase is due primarily to higher legal and audit fees.

     Amortization of intangibles expense decreased $216,000 for the first nine months of 2002, compared to the same period last year. This expense decreased for the following reasons:

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

     All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, totaled $1,648,000 for the nine months ended September 30, 2002, unchanged from the same period last year.

Income Tax Expense

     The provision for federal and state income taxes decreased to $4,254,000 for the nine months ended September 30, 2002 from $4,484,000 for the same period in 2001. This decrease is due primarily to lower income before income taxes in the first nine months of 2002 partially offset by a slight increase in the Company's effective income tax rate. The Company's combined effective income tax rate for the first nine months of 2002 is 36.0% compared to 35.7% for the same period a year ago. The Company's income before income taxes was $11,816,000 for the first nine months of 2002 compared to $12,549,000 for the first nine months of 2001.

Financial Condition

     The Company's total assets amounted to $1.004 billion as of September 30, 2002, an increase of $32.7 million or 3.4% from $971.2 million at December 31, 2001. This reflects an increase in total investments of $33.6 million or 3.4% and a decrease in the Bank's loan portfolio of $3.4 million or less than 1%. Cash and due from banks increased $1.2 million and all other assets increased $1.3 million.

                                      Loans

     The loan portfolio decreased $3.4 million or less than 1% in the first nine months of 2002. This includes a decline in commercial loans of $15.0 million due to a loan with a single borrower that was repaid. At September 30, 2002, the loan portfolio, net of allowance for loan losses, was $324.9 million representing 32.4% of total assets compared to $328.4 million representing 33.8% of total assets at December 31, 2001.

     The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $307.1 million at September 30, 2002, representing 93.7% of the total loan portfolio. See page 32 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2002 and year-end 2001.

     Lower interest rates in the first nine months of 2002 when compared to the same period last year resulted in higher mortgage loan refinancing activity and increased loan origination growth for the Bank. In the first nine months of 2002, the Bank originated loans of $75.8 million, an increase of $4.2 million or 5.9% from the $71.6 million in loans originated in the first nine months of last year.

                                  Asset Quality

     Asset quality remains strong. Non-accrual loans, generally those loans which are 90 days or more delinquent, were $327 thousand and $644 thousand, respectively, at September 30, 2002 and December 31, 2001. This represents 0.10% of total loans at September 30, 2002.

     The Bank's allowance for loan losses at September 30, 2002 totaled $2.6 million, representing 808% of non-accrual loans and 0.81% of total loans. The Bank believes that its allowance for loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions. However, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. The Bank has no real estate acquired through foreclosure at September 30, 2002.

                                    Deposits

     Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank's management attempts to manage its deposits through selective pricing and marketing. Deposits increased $29.8 million or 3.5% to $879.5 million at September 30, 2002 from $849.7 million at December 31, 2001. This increase was primarily the result of an increase in savings and money market account deposits of $131.6 million or 34.3%, partially offset by a decrease in time certificates of deposit of $102.1 million or 26.6%. Other deposits grew by $0.3 million during the first nine months of 2002. For information concerning the composition of the Bank's deposits at September 30, 2002 and year-end 2001, see page 35 of this Form 10-Q.

                               Stockholders Equity

     Total stockholders' equity increased to $117.7 million at September 30, 2002, representing a book value per share of $25.18, from $114.9 million representing a book value per share of $24.34 at December 31, 2001. The Company's book value per share as of year-end 2001 has been adjusted to reflect the three-for-two split of the Company's common stock on April 19, 2002.

                                   Investments

     At September 30, 2002, the Company's investment portfolio, consisting of investment securities (including mortgage-backed securities), short-term investments and interest-bearing bank deposits totaled $652.2 million representing 65.0% of total assets, compared to $618.5 million or 63.7% of total assets at December 31, 2001. The investment securities portfolio included U.S. government and agency obligations, mortgage-backed securities and collateralized mortgage obligations. The Bank also maintains an equity securities portfolio, valued at $13.3 million as of September 30, 2002, that has yielded substantial realized and unrealized gains in recent years. While the Company's equity securities portfolio has produced significant realized gains in recent years, management does not expect this to continue under current market conditions. The Company expects that opportunities for securities gains from the equity portfolio will be substantially reduced in future quarters. In addition, if these market conditions persist or deteriorate further, the Company may incur losses on the sales of its equity securities. For further information concerning the composition, maturity and market value of the Bank's investment securities, see pages 29 through 31 of this Form 10-Q.

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

     The Bank continues to maintain a large proportion of its securities portfolio in government agency mortgage-backed securities. These represent an attractive investment with minimal credit risk, no servicing responsibilities, and no delinquencies. The Bank's investment in mortgage-backed securities totaled $219.5 million at September 30, 2002 versus $265.0 million at year-end 2001. This decrease is due largely to the prepayments received during this period of low interest rates.

     The Bank also maintains a portfolio of trading securities which consisted of the following as of the dates shown:

                                       September 30,     December 31,
(In thousands)                             2002              2001
                                       -------------     ------------

U.S. Treasury obligations                $27,387            $ 3,086
Investments in mutual funds                    3                  3
                                          ------            -------

    Total                                $27,390            $ 3,089

                               FINANCIAL CONDITION

INVESTMENT SECURITIES
     The amortized cost and estimated market value of investment securities at September 30, 2002 with gross unrealized gains and losses, follows:

-----------------------------------------------------------------------------------------
                                                           Gross        Gross
                                           Amortized  Unrealized   Unrealized      Market
(In thousands) At September 30, 2002            Cost       Gains       Losses       Value
-----------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $ 92,548    $  2,266     $     --    $ 94,814
    U.S. Government agency obligations        67,137         723           (6)     67,854
-----------------------------------------------------------------------------------------
      Total                                  159,685       2,989           (6)    162,668

-----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           17,069       1,209           --      18,278
      Federal Home Loan Mortgage
        Corporation                          189,504      10,043           --     199,547
      Federal National Mortgage
        Association                              857          35           --         892
      Collateralized mortgage
        obligations                              740          18           --         758
-----------------------------------------------------------------------------------------
      Total mortgage-backed securities       208,170      11,305           --     219,475

-----------------------------------------------------------------------------------------
      Total debt securities                  367,855      14,294           (6)    382,143

-----------------------------------------------------------------------------------------
  Equity securities                           16,129         259       (3,091)     13,297

-----------------------------------------------------------------------------------------
      Total securities available for sale    383,984    $ 14,553     $ (3,097)   $395,440

-----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        11,456

-----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        395,440

-----------------------------------------------------------------------------------------

      Total investment securities, net      $395,440

-----------------------------------------------------------------------------------------

Trading securities                          $ 27,335                             $ 27,390

-----------------------------------------------------------------------------------------

                               FINANCIAL CONDITION

     The amortized cost and estimated market value of investment securities at December 31, 2001 with gross unrealized gains and losses, follows:

-----------------------------------------------------------------------------------------
                                                            Gross        Gross
                                           Amortized   Unrealized   Unrealized     Market
(In thousands) At December 31, 2001             Cost        Gains       Losses      Value
-----------------------------------------------------------------------------------------
Securities available for sale:
  Debt securities:
    U.S. Treasury obligations               $ 79,932     $ 1,165      $  (214)   $ 80,883
    U.S. Government agency obligations        10,142         115           (4)     10,253
-----------------------------------------------------------------------------------------
      Total                                   90,074       1,280         (218)     91,136
-----------------------------------------------------------------------------------------
    Mortgage-backed securities:
      Government National Mortgage
        Association                           22,499       1,025           --      23,524
      Federal Home Loan Mortgage
        Corporation                          231,603       7,062          (31)    238,634
      Federal National Mortgage
        Association                            1,346          38           (1)      1,383
      Collateralized mortgage
        obligations                            1,452          38           --       1,490
-----------------------------------------------------------------------------------------
      Total mortgage-backed securities       256,900       8,163          (32)    265,031
-----------------------------------------------------------------------------------------
      Total debt securities                  346,974       9,443         (250)    356,167
-----------------------------------------------------------------------------------------
  Equity securities                           15,102       3,931       (2,616)     16,417
-----------------------------------------------------------------------------------------
      Total securities available for sale    362,076     $13,374      $(2,866)   $372,584
-----------------------------------------------------------------------------------------
  Net unrealized gains on securities
    available for sale                        10,508
-----------------------------------------------------------------------------------------
      Total securities available
        for sale, net                        372,584
-----------------------------------------------------------------------------------------
      Total investment securities, net      $372,584
-----------------------------------------------------------------------------------------
Trading securities                          $  3,089                             $  3,089
-----------------------------------------------------------------------------------------

     The amortized cost and estimated market value of debt securities available for sale by contractual maturity at September 30, 2002 and December 31, 2001 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank's portfolio that may be called prior to maturity.

                                                           September 30, 2002
                                                       -------------------------

                                                            Available for Sale
                                                        Amortized        Market
Maturing:                                                  Cost           Value
                                                             (In thousands)

Within 1 year                                            $ 23,067      $ 23,426
After 1 year but within 5 years                           132,481       135,026
After 5 years but within 10 years                           4,000         4,082
After 10 years but within 15 years                            137           134
                                                         --------      --------
U.S. Treasury and Government agency obligations (a)       159,685       162,668
Mortgage-backed securities                                208,170       219,475
                                                         --------      --------
Total                                                    $367,855      $382,143


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

(a) At September 30, 2002 the Bank's debt securities available for sale portfolio included $67,000,000 (amortized cost) in callable securities with a market value of $67,720,000.

(b) At December 31, 2001 the Bank's debt securities available for sale portfolio included $4,000,000 (amortized cost) in callable securities with a market value of $4,045,000.

LOANS
     The composition of the Bank's loan portfolio is summarized as follows:

---------------------------------------------------------------------------------------
                                                      At                    At
(In thousands)                               September 30, 2002      December 31, 2001
---------------------------------------------------------------------------------------
Mortgage loans:
  Residential                                     $307,283               $294,023
  Commercial                                         2,464                  2,641
  Construction                                         844                    993
---------------------------------------------------------------------------------------
                                                   310,591                297,657
  Premium on loans                                      22                     51
  Deferred mortgage loan origination fees           (1,054)                (1,239)
---------------------------------------------------------------------------------------
      Total mortgage loans                         309,559                296,469

Other loans:
  Consumer:
    Installment                                        964                  1,178
    Guaranteed education                             3,790                  4,937
    Other secured                                      696                    873
    Home equity lines of credit                     12,261                 12,271
    Unsecured                                          203                    201
---------------------------------------------------------------------------------------
      Total consumer loans                          17,914                 19,460
  Commercial                                           115                 15,088
---------------------------------------------------------------------------------------
      Total other loans                             18,029                 34,548
---------------------------------------------------------------------------------------
      Total loans                                 $327,588               $331,017
---------------------------------------------------------------------------------------

     The Bank's loan portfolio decreased $3.4 million in the first nine months of 2002, from $331.0 million at December 31, 2001 to $327.6 million at September 30, 2002. Mortgage loans increased $13.1 million, however, this increase was offset by a decrease in consumer loans of $1.5 million and a decrease of $15.0 million in commercial loans. The decrease in commercial loans is due to a loan with a single borrower that was repaid in the second quarter 2002. The loan was refinanced with another financial institution.

     Loan originations in the recent quarter increased slightly from the second quarter 2002 to $21.5 million from $18.1 million. However, this reflects a reduction from the $27.7 million in loans originated in the third quarter of last year. Much of the Bank's loan origination volume is due to mortgage refinancing. The Bank's mortgage refinancing volume declined in the third quarter of 2002 compared to the third quarter of 2001, despite lower interest rates. This was partly due to the Bank's less aggressive pricing strategy during the recent quarter due to the continuing decline in mortgage interest rates.

     Loan originations increased by $4.2 million to $75.8 million in the first nine months of 2002 compared to $71.6 million in the first nine months of last year.

NON-PERFORMING ASSETS
     The following table shows the composition of the Bank's non-performing assets at September 30, 2002 and 2001, and December 31, 2001:

                                             At            At              At
                                       September 30,   December 31   September 30,
(In thousands)                              2002          2001            2001
-----------------------------------------------------------------------------------
Non-Performing Assets:

Non-accrual loans                         $   327        $   644       $   566
Real estate acquired through foreclosure       --             --            --
-----------------------------------------------------------------------------------
Total non-performing assets               $   327        $   644       $   566
-----------------------------------------------------------------------------------
Allowance for loan losses                 $ 2,641        $ 2,643       $ 2,614
Allowance as a percent of
  non-accrual loans                         807.6 %        410.4 %       461.8 %
Allowance as a percent of
  non-performing assets                     807.6 %        410.4 %       461.8 %
Non-accrual loans as a percent
  of total loans                              0.10%          0.19%         0.17%
Non-performing assets as a percent
  of total assets                             0.03%          0.07%         0.06%
-----------------------------------------------------------------------------------

     The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank's policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

     Non-performing assets decreased from December 31, 2001 to September 30, 2002 as noted in the table above. The principal balance of non-accrual loans was down to $327,000, or approximately 0.10% of total loans at September 30, 2002.

     The Bank did not have any impaired loans as of September 30, 2002.

ALLOWANCE FOR LOAN LOSSES

     An analysis of the activity in the allowance for loan losses is as follows:

                                                            Nine Months Ended
                                                               September 30,
                                                             2002         2001
--------------------------------------------------------------------------------
                                                               (In thousands)

Balance at beginning of period                           $ 2,643        $ 2,594
Provision for loan losses                                     --             36
Recoveries of loans previously charged-off                     1              1
Charge-offs                                                   (3)           (17)
--------------------------------------------------------------------------------

Balance at end of period                                 $ 2,641        $ 2,614
--------------------------------------------------------------------------------

     The Company maintains an allowance for probable losses that are inherent in the Company's loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management's assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower's ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     At September 30, 2002 the balance of the allowance for loan losses was $2,641,000 representing 807.6% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

     Deposit accounts of all types have traditionally been the primary source of funds for the Bank's lending and investment activities. The Bank's deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank's management attempts to manage its deposits through selective pricing and marketing.

     The Bank's total deposits increased by $29.8 million to $879.5 million at September 30, 2002 from $849.7 million at December 31, 2001. For core deposit growth, the Company has emphasized its tiered rate smart savings account and its high rate silver savings account for bank customers that are age 65 and over. Most of the growth in deposits during the first nine months of 2002 has been in these accounts. During this period, savings and money market accounts increased $131.6 million as depositors shifted from certificates of deposits to savings accounts for increased liquidity in this low interest rate environment. The Bank's deposits also grew as some depositors sought a safe harbor from the equity markets. In the event the equity markets reverse, this could result in deposit outflow for the Bank. The shift to savings accounts contributed to the decrease in time certificates of deposit from $383.6 million at December 31, 2001 to $281.5 million at September 30, 2002.

     The composition of the Bank's total deposits as of the dates shown are summarized as follows:

                                              September 30,       December 31,
                                                  2002               2001
------------------------------------------------------------------------------
                                                       (In thousands)

Demand and NOW                                 $ 82,512            $ 82,143
Savings and money market accounts               515,535             383,960
Time certificates of deposit                    281,469             383,610
Deposit acquisition premium,
  net of amortization                                --                 (29)
------------------------------------------------------------------------------

    Total deposits                             $879,516            $849,684
------------------------------------------------------------------------------


Recent Accounting Developments

     "Goodwill and Other Intangible Assets"
     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. The Company adopted the new standard on January 1, 2002. At September 30, 2002, the Company had $1,090,000 of goodwill on its balance sheet.

PART I. ITEM 3

           Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company's investment securities portfolio includes equity securities with a market value of approximately $13.3 million at September 30, 2002. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company's debt securities portfolio has a market value of approximately $382.1 million at September 30, 2002. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio.

Interest Rate Risk

     Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income, the primary component of the Company's earnings. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process. For additional information about the Company's asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company's Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

     The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank's primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2002 the Bank had $225.2 million or 22.4% of total assets and $190.1 million or 18.9% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

     The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2002, the Bank had a leverage Tier I capital to total assets ratio of 10.17%, a Tier I capital to risk- weighted assets ratio of 30.11% and a total capital to risk-weighted assets ratio of 30.89%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.87%, Tier I capital to risk-weighted assets of 32.15% and total capital to risk-weighted assets of 32.94% at September 30, 2002.

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

PART I. ITEM 4

                       Disclosure Controls and Procedures

     MASSBANK Corp. evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made with the participation of MASSBANK Corp.'s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that MASSANK Corp.'s disclosure controls and procedures, as defined at Exchange Act Rules 13(a)-14(c) and 15d-14(c) are effective to ensure that information required to be disclosed by MASSBANK Corp. in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to MASSBANK Corp.'s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2002, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.  Changes in Securities

             Not Applicable.

Item 3.  Defaults Upon Senior Securities

             Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             None

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

             a.  Exhibit Index:
                     Exhibit Number:

                     10.3.16 Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002.

                     10.3.17 Amended and Restated Employment Agreement with David F. Carroll dated as of October 28, 2002.

                     10.3.18 Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002.

                     10.3.19 Amended and Restated Employment Agreement with Donald R. Washburn dated as of October 28, 2002.

                     10.3.20 Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002.

                     10.3.21 Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002.

                     11 Statement regarding computation of per share earnings.

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

                                                MASSBANK Corp. & Subsidiaries
                                                -----------------------------
                                                       (Registrant)




Date: November 13, 2002                         /s/ Gerard H. Brandi
                                                ---------------------------
                                                (Signature)
                                                Gerard H. Brandi
                                                President and CEO




Date: November 13, 2002                         /s/ Reginald E. Cormier
                                                ---------------------------
                                                (Signature)
                                                Reginald E. Cormier
                                                Sr. V.P., Treasurer and CFO

                                 CERTIFICATIONS

I, Gerard H. Brandi certify that:

1.    I have reviewed this quarterly report on Form 10Q of MASSBANK Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

      - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002              /s/ Gerard H. Brandi
                                      -------------------------------------
                                      Gerard H. Brandi, President and CEO
                                     (principal executive officer)

                                 CERTIFICATIONS

I, Reginald E. Cormier certify that:

1.    I have reviewed this quarterly report on Form 10Q of MASSBANK Corp.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      - designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      - evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")' and

      - presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      - all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      - any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002          /s/ Reginald E. Cormier
                                  ----------------------
                                  Reginald E. Cormier, Sr. V.P., Treasurer & CFO
                                  (principal financial officer)