Form 10-K
period 2002-12-31
MASSBANK CORP
filed 2003-03-24
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-15137

MASSBANK Corp.

(Exact name of registrant as specified in its charter)

Delaware	04-2930382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 HAVEN STREET Reading, Massachusetts (Address of principal executive offices)	01867 (Zip Code)

Registrant’s telephone number, including area code:

(781) 662-0100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on March 13, 2003 as reported by NASDAQ, was $114,698,114.

      As of March 13, 2003, there were 4,540,176 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

      Portions of MASSBANK Corp.’s 2002 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statement Disclosure

      This Annual Report on Form 10-K may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in annual reports to stockholders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

•	Unexpected fluctuations in market interest rates

•	Unexpected fluctuations in the market for equities, bonds, federal funds and other financial instruments

•	An increase in the level of non-performing assets

•	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds

•	Changes in volume of loan originations

•	Limit the ability of the Company to attract and retain banking customers

•	Adverse legislative or regulatory developments

•	Adverse impacts resulting from the continuing war on terrorism

•	An increase in medical insurance and other employee-related costs

•	The impact of inflation, and other factors described in the Company’s annual report.

Internet Access

      The Company maintains a website at www.MASSBANK.com. The Company will make available free of charge on or through its website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable following its filing of the same with the SEC.

PART I

Item 1.	Business

Business of MASSBANK Corp.

General

      MASSBANK Corp. (sometimes referred to as the “Company”) is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK (the “Bank”). The Company is a one-bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.

      MASSBANK Corp. currently has no material assets other than its investment in the Bank. The Company’s primary business, therefore, is managing its investment in the stock of the Bank. MASSBANK Corp. is classified by the Commonwealth of Massachusetts as a securities corporation for tax purposes which restricts its business to buying, selling, dealing in, or holding securities on its own behalf. In the future, MASSBANK Corp. may become an operating company or acquire banks or companies engaged in bank-related activities. In addition, MASSBANK Corp. may elect to become a financial holding company and to engage in activities permissible to financial holding companies. See “Supervision and Regulation of the Company and its Subsidiaries.”

      The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2002 were represented by its investment in the Bank of $111.6 million, interest-bearing bank deposits of $6.4 million and other assets of $0.4 million. The Company’s total liabilities equaled $1.2 million at December 31, 2002. See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2002, MASSBANK Corp. on a consolidated basis had total assets of $1.009 billion, deposits of $883.9 million, and stockholders’ equity of $117.3 million which represents 11.6% of total assets. Book value per share at December 31, 2002 stood at $25.45, up from $24.34 at year-end 2001.

      The Company does not own or lease any real estate or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

Competition

      The primary business of MASSBANK Corp. currently is the ongoing business of the Bank. Therefore, the competitive conditions faced by MASSBANK Corp. currently are the same as those faced by the Bank. See “Business of MASSBANK — Competition.” In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire commercial banks, thrift institutions or companies engaged in bank-related activities. MASSBANK Corp. would face competition in undertaking any such acquisitions and in operating any such entity subsequent to its acquisition.

Employees

      MASSBANK Corp. does not employ any persons other than its management which also serves as management of, and is paid by, the Bank. See “Item 10 — Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and does not pay any separate salaries or expenses in connection therewith.

Dividends

      MASSBANK Corp. paid total cash dividends of $0.88 per share in 2002 compared to $0.84 per share in 2001. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2002 and 2001 were 42% and 37%, respectively.

Stock Repurchase Program

      During 2002, the Company continued its program of share repurchases by repurchasing 243,448 shares of its common stock pursuant to its stock repurchase program. In January 2003 the Company’s Board of Directors extended for another year the stock repurchase program that it authorized in January 2002. Additionally, the Board approved an increase of 200,000 in the number of shares of the Company’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 278,758 shares.

3-For-2 Stock Split

      The Company’s common stock was split three-for-two on April 19, 2002. All share information presented in this Form 10-K, 2002 Annual Report to Stockholders and Definitive Notice of Annual Meeting and Proxy Statement for the 2003 Annual Meeting of Stockholders, has been adjusted to reflect the stock split.

Business of MASSBANK

General

      MASSBANK is a Massachusetts-chartered savings bank founded in 1872 as the Melrose Savings Bank. In 1983, the Reading Savings Bank was merged with and into the Melrose Savings Bank and the name of the resulting institution was changed to MASSBANK for Savings. In 1986, the Bank converted from mutual to stock form of ownership. In 1996, the name of the bank was changed from “MASSBANK for Savings” to “MASSBANK”.

      The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank’s earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments (“interest-earning assets”) and the interest paid by the Bank on its deposits and borrowed funds, (“interest-bearing liabilities”). Net interest income is significantly affected by general economic conditions, policies established by regulatory authorities and competition. The Company’s earnings results are also affected by the provision for loan losses; non-interest income, such as fee-based revenues and net securities gains or losses; non-interest expense; and income taxes.

      The Bank’s deposits are insured to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) and excess deposit balances are insured by the Depositors Insurance Fund, Inc. (“DIF”), a private industry-sponsored deposit insurer.

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

Market Area

      The Bank is headquartered in Reading, Massachusetts, which is located approximately 15 miles north of Boston. The Bank’s market area includes a significant portion of eastern Massachusetts and is served by a network of 15 branch offices located on a broad arc stretching from Medford and Everett in the south, Dracut in the north, and Westford in the west.

      The Bank’s general market area consists of the municipalities in which it operates banking offices and all of the contiguous cities and towns.

      The Bank currently operates banking offices in the municipalities of Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Reading, Stoneham, Tewksbury, Westford and Wilmington.

Lending Activities

      The Bank’s net loan portfolio totaled $316.1 million at December 31, 2002.

      The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Mortgage loans:
Residential:
Conventional	$300,528	$293,764	$269,859	$286,429	$280,681
FHA and VA	133	259	471	740	1,181
Commercial	2,348	2,641	3,117	2,471	2,257
Construction	654	993	683	232	730

Total mortgage loans	303,663	297,657	274,130	289,872	284,849
Premium on loans	20	51	105	159	259
Deferred mortgage loan origination fees	(895)	(1,239)	(1,284)	(1,451)	(1,454)

Mortgage loans, net	302,788	296,469	272,951	288,580	283,654

Other loans:
Consumer:
Installment	798	1,178	1,829	1,418	1,547
Guaranteed education	3,293	4,937	6,266	7,037	7,967
Other secured	515	873	1,169	1,318	1,366
Home equity lines of credit	11,102	12,271	12,624	11,737	10,159
Unsecured lines of credit	187	201	224	225	235

Total consumer loans	15,895	19,460	22,112	21,735	21,274
Commercial	116	15,088	15,084	15,050	61

Total other loans	16,011	34,548	37,196	36,785	21,335

Total loans	318,799	331,017	310,147	325,365	304,989
Allowance for loan losses	(2,655)	(2,643)	(2,594)	(2,555)	(2,450)

Net loans	$316,144	$328,374	$307,553	$322,810	$302,539

      The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2002:

	Maturity/ Scheduled Payments(1)

	Within	One to	Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(In thousands)
Mortgage loans:
Residential	$755	$11,007	$70,485	$217,550	$299,797
Commercial & construction	456	130	268	2,137	2,991

Total mortgage loans	1,211	11,137	70,753	219,687	302,788
Other loans	615	1,777	2,504	11,115	16,011

Total loans	$1,826	$12,914	$73,257	$230,802	$318,799

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.

      The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year

	Fixed	Adjustable
	Rate	Rate	Total

	(In thousands)
Mortgage loans:
Residential	$267,508	$31,534	$299,042
Commercial & construction	485	2,050	2,535

Total mortgage loans	267,993	33,584	301,577
Other loans	816	14,580	15,396

Total loans	$268,809	$48,164	$316,973

      Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has kept its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. The Bank’s net loan portfolio represented approximately 31.3% and 33.8% of the Company’s total assets at December 31, 2002, and 2001, respectively. The Bank realizes that this low level of loans with respect to assets in relation to the securities portfolio results in a reduction in yield; however, the Bank believes that this reduction would be more than offset in risk and loss associated with lending during periods of economic decline. In today’s economic climate, there is a tremendous amount of competition for mortgages in the Bank’s area. The Bank, in spite of the competition, originated over $100 million in loans for the second consecutive year. In 2002, the Bank originated $104.6 million in loans compared to $103.2 million the prior year. Much of this volume was due to the historically low interest rate environment in 2002 and 2001 which resulted in heavy mortgage refinancing activity for the Bank. This also resulted in significant loan payoffs. Consequently, the Bank’s mortgage loan portfolio grew by only $6.3 million in 2002. As a result, the Bank was not able to grow the total loan portfolio in 2002. The Bank’s total loan portfolio at December 31, 2002 declined to $318.8 million from $331.0 million at December 31 of the prior year.

      Loan originations come from a number of sources, including referrals from real estate brokers, walk-in customers, purchasers of property owned by existing customers and refinancings for existing customers. In addition to actively soliciting loan applications, the Bank conducts an advertising and promotion program, directed both toward the general public and real estate professionals who might refer potential borrowers.

      Substantially all of the real estate loans originated by the Bank during 2002 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.

      The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties for a term of ten to thirty years. The Bank currently retains all of the mortgages it originates for its own portfolio. These are primarily 10, 12, 15 or 20 year fixed rate and adjustable rate mortgages (“ARM”s). The few long-term (30 year) fixed rate mortgage loans that the Bank originates from time to time are also added to the loan portfolio. Adjustable rate mortgage loans have rates that are re-set at either 1, 3, 5, 7 or 10 year intervals and are indexed to various financial indices.

      In addition to its traditional mortgage products, the Bank offers several other loan programs which have been well received by customers. It offers ARM programs featuring an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time home buyers program has also been instituted featuring a discounted ARM. This program is designed for first-time home buyers meeting certain income and property location criteria.

      At December 31, 2002, 1-4 family residential mortgage loans totaled $299.8 million, or 94.0% of the total loan portfolio, compared to $292.8 million, or 88.5% of the total loan portfolio, at December 31, 2001. Residential mortgage loan originations amounted to $94.1 million in 2002, an increase from $91.0 million in 2001. Much of this volume was due to mortgage refinancing. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The low interest rate environment in 2002 and 2001 significantly increased the demand for mortgage refinancings. As a result, the Bank was able to originate in excess of $90.0 million in residential mortgage loans for the second consecutive year.

      The Bank also originates construction loans and mortgage loans secured by commercial or investment property such as multifamily housing, strip shopping centers, office buildings and retail buildings. At December 31, 2002, commercial and multifamily real estate mortgages and construction loans totaled approximately $3.0 million, or 1.0% of the total loan portfolio, compared to $3.6 million, or 1.1% of the total loan portfolio, at December 31, 2001. In 2002, commercial and multifamily real estate mortgage loan and construction loan originations amounted to $0.7 million.

      The total amount of first mortgage loans held by the Bank at December 31, 2002 was $302.8 million as indicated in the maturity distribution table appearing on page seven. Of this amount, $33.7 million was subject to interest rate adjustments. The remaining $269.1 million in fixed rate mortgage loans represents 26.7% of the Company’s total assets.

      Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.

      The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

      Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $15.9 million at December 31, 2002 representing 5.0% of the Bank’s total loan portfolio. Of this amount $3.3 million or 1.0% of the total loan portfolio are education loans guaranteed by American Student Assistance Services Corporation.

      The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $12.6 million at December 31, 2002, representing 4.0% of the Bank’s total loan portfolio.

      At December 31, 2002, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate. This reflects a decrease from December 31, 2001 due to the repayment of a $15.0 million loan to a single borrower which we chose not to renew due to the low interest rate.

      Loan Approval. The Bank’s loan approval process for all loans generally includes a review of an applicant’s financial statements, credit history, banking history and verification of income. For mortgage loans, the Bank generally obtains an independent appraisal of the subject property. The Bank has a formal lending policy approved by the Board of Directors of the Bank which delegates levels of loan approval authority to Bank personnel. All loans in excess of established limits require approval of the Bank’s Board of Directors.

      The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2002, the Bank had issued commitments on residential first mortgage loans totaling $11,331,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $111,000 and $40,929,000, respectively.

      Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $420,000 at December 31, 2002.

      Real Estate Acquired through Foreclosure. Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. At year-end 2002, MASSBANK had no real estate acquired through foreclosure.

Non-Performing Assets

      The following table shows the composition of non-performing assets at the dates shown:

	At December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Nonaccrual loans:
Mortgage loans:
Residential:
Conventional	$269	$477	$386	$655	$845
FHA and VA	2	4	8	—	—
Consumer	149	163	171	140	159

Total nonaccrual loans	420	644	565	795	1,004

Real estate acquired through foreclosure:
Residential:
Conventional	—	—	—	62	86

Total real estate acquired through foreclosure	—	—	—	62	86

Total non-performing assets	$420	$644	$565	$857	$1,090

Percent of non-performing loans to total loans	0.13%	0.19%	0.18%	0.24%	0.33%
Percent of non-performing assets to total assets	0.04%	0.07%	0.06%	0.09%	0.12%

      The reduction in interest income associated with nonaccrual loans is as follows:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Interest income that would have been recorded under original terms	$31	$60	$48	$64	$84
Interest income actually recorded	27	37	36	51	61

Reduction in interest income	$4	$23	$12	$13	$23

      Allowance for Loan Losses. The Company maintains an allowance for probable losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan”, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the currently available information in establishing the allowance for loan losses, adjustments to the allowance may be necessary if future economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

      The following table sets forth the activity in the allowance for loan losses during the years indicated:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance at beginning of year	$2,643	$2,594	$2,555	$2,450	$2,334
Provision for loan losses	—	40	60	140	193
Charge-offs:
Residential real estate	—	—	—	(62)	(81)
Consumer loans	(4)	(22)	(24)	(14)	(22)
Recoveries:
Residential real estate	6	25	2	39	17
Commercial real estate	—	5	—	—	—
Consumer loans	10	1	1	2	6
Other Loans	—	—	—	—	3

Net recoveries (charge-offs)	12	9	(21)	(35)	(77)

Balance at end of year	$2,655	$2,643	$2,594	$2,555	$2,450

Net loan charge offs as a percent of average loans outstanding during the period	—	—	0.01%	0.01%	0.03%
Allowance for loan losses as a percent of total loans outstanding at year-end	0.83%	0.80%	0.84%	0.79%	0.80%
Allowance for loan losses as a percent of nonaccrual loans	632.1%	410.4%	459.1%	321.4%	244.0%

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

      The Bank’s investment portfolio is managed by its officers in accordance with an investment policy approved by the Bank’s Board of Directors. The objectives of that policy are to provide a level of liquidity, earnings and diversification consistent with the exercise of prudent investment judgment. The policy authorizes the senior management of the Bank to make and execute investment decisions and requires that those persons report all investment transactions to the Bank’s Board of Directors at each of its regular meetings. In addition, management is required to report all gains or losses on all securities transactions at each meeting of the Bank’s Board of Directors. Purchases and sales of securities by the Bank are generally required to be made on a competitive basis and all investments must be permitted by applicable law.

      The Bank invests in a wide variety of securities and obligations, including: Federal funds sold (which are sold only to institutions included on the Bank’s internally-prepared approved list of adequately capitalized institutions); commercial paper and bankers’ acceptances; United States Treasury and Government agency obligations; United States agency guaranteed and other mortgage-backed securities; investment grade corporate debt securities (generally limited to those rated A or better by Standard & Poor’s); mutual funds; and equity securities traded on a national securities exchange or quoted on the NASDAQ System.

      Under the investment policy management determines the appropriate classification of securities at the time of purchase. Those debt securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost.

      Securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/ liability management strategy and that may be sold in response to changes in market conditions, interest rates, changes in prepayment risk, the need to increase regulatory capital and other factors. Income on debt securities available for sale is accrued and included in interest and dividend income.

      The specific identification method is used to determine realized gains or losses on sales of securities available for sale which are also reported in non-interest income under the caption “gains on securities available for sale, net.”

      Whenever a debt or equity security is deemed to be “other than temporarily impaired” due to a fundamental deterioration in its financial condition as determined by management’s analysis, it is written down to its current fair market value. If “due to general market conditions” an investment security declines in price by a certain percentage from its cost for more than a specified period of time, it is written down to its current fair market value.

      Investments classified as trading securities are stated at market with unrealized gains or losses included in earnings. Income on trading securities is accrued and included in interest and dividend income. All of the Company’s mortgage-backed securities are currently classified as available for sale. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

      At December 31, 2002, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), trading securities, short-term investments (including federal funds sold) and interest-bearing deposits in banks totaled $669.9 million, representing 66.4% of the Company’s total assets.

      The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:

Investment Portfolio

	At December 31,

	2002	2001	2000

	(In thousands)
Federal funds sold:
Overnight federal funds	$221,586	$204,294	$112,711
Term federal funds	—	—	30,000

Total federal funds sold	221,586	204,294	142,711
Money market funds	27,077	32,088	131
Interest-bearing deposits in bank	4,941	6,490	1,678

Total federal funds sold and other short-term investments	$253,604	$242,872	$144,520
Percent of total assets	25.1%	25.0%	15.4%

	At December 31,

	2002	2001	2000

	(In thousands)
Securities held to maturity:(a)
Other bonds and obligations	$—	$—	$230

Total securities held to maturity	—	—	230
Securities available for sale:(b)(c)
U.S. Treasury obligations	103,246	80,883	126,456
U.S. Government agency obligations	73,838	10,253	9,133
Equity securities	13,833	16,417	19,750
Mortgage-backed securities	189,105	265,031	287,213

Total securities available for sale	380,022	372,584	442,552
Trading securities:(b)
U.S. Treasury obligations	36,228	3,086	19,791
Equity Securities	19	—	—
Investments in mutual funds	2	3	3

Total trading securities	36,249	3,089	19,794

Total securities	$416,271	$375,673	$462,576

Percent of total assets	41.3%	38.7%	49.3%

Total investments	$669,875	$618,545	$607,096
Total investments as a percent of total assets	66.4%	63.7%	64.7%

(a)	At amortized cost.

(b)	At market value.

(c)	The market value of callable securities included in securities available for sale at December 31, 2002 and December 31, 2001, totaled $73.8 million and $10.1 million, respectively.

      The following table presents the amortized cost of debt securities available for sale at December 31, 2002 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

Debt Securities Available for Sale

	U. S.	U.S. Government	Mortgage-
	Treasury	Agency	Backed
	Obligations	Obligations(2)	Securities(1)	Total

	(Dollars in thousands)
Maturing within 1 year
Amount	$29,996	$10,000	$35	$40,031
Yield	3.81%	1.85%	8.83%	3.32%
Maturing after 1 but within 5 years
Amount	71,021	59,000	4,469	134,490
Yield	3.11%	3.66%	7.56%	3.50%
Maturing after 5 but within 10 years
Amount	—	4,000	70,525	70,525
Yield	—	5.93%	6.74%	6.74%
Maturing after 10 but within 15 years
Amount	—		102,104	102,104
Yield	—		6.53%	6.53%
Maturing after 15 years
Amount	—	44	889	933
Yield	—	4.28%	5.03%	4.99%

Total
Amount	$101,017	$73,044	$178,022	$352,083
Yield	3.32%	3.54%	6.65%	5.05%

Average life in years	1.58	3.06
Average contractual maturity in years			10.57

(1)	Mortgage-backed securities are based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2)	The amortized cost of callable securities included in securities available for sale totaled $73.0 million as of December 31, 2002.

      At December 31, 2002, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds

      General. Deposits have been the Bank’s primary source of funds for making investments and loans. In addition to deposits, the Bank’s other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales, calls or maturities of investment securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank’s fifteen conveniently located banking offices, customers can access accounts through the Bank’s Automated Teller Machine (“ATM”) network. The Bank is a member of the Transaxion (“TX”), “NYCE” and CIRRUS System, Inc. (“CIRRUS”) networks which allow access to

ATMs in over 100,000 locations worldwide. Additionally, MASSBANK has joined with over 400 other financial institutions to form the SUM Program. This program allows MASSBANK customers to access over 2,800 SUM ATM’s throughout the Northeast and Midwest without having to pay an access or “surcharge” fee.

      Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2002 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.

      Deposits increased by $34.2 million or 4.0% to $883.9 million at December 31, 2002, from $849.7 million at year-end 2001.

      Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2002 or 2001.

DEPOSITS

      The following table shows the composition of the deposits as of the dates indicated:

	At December 31,

	2002		2001		2000

		Percent		Percent		Percent
		of		of		of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

	(In thousands)
Demand and NOW
NOW	$57,293	6.48%	$53,476	6.29%	$51,390	6.24%
Demand accounts (non interest-bearing)	28,034	3.17	28,667	3.37	28,562	3.47

Total demand and NOW	85,327	9.65	82,143	9.66	79,952	9.71
Savings:
Regular savings and special notice accounts	535,122	60.54	368,631	43.39	317,926	38.60
Money market accounts	13,825	1.57	15,329	1.80	17,022	2.07

Total savings	548,947	62.11	383,960	45.19	334,948	40.67
Time Certificates of deposit:
Fixed rate certificates	170,527	19.29	287,773	33.87	309,245	37.54
Variable rate certificates	79,127	8.95	95,837	11.28	99,736	12.11

Total time certificates of deposit	249,654	28.24	383,610	45.15%	408,981	49.65
Deposit acquisition premium, net of amortization	—	—	(29)	—	(256)	(.03)

Total deposits	$883,928	100.00%	$849,684	100.00%	$823,625	100.00%

      In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

	Years Ended December 31,

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(In thousands)
NOW accounts	$54,570	0.66%	$51,689	0.89%	$49,860	0.97%
Demand (non interest-bearing) accounts	27,329	—	28,070	—	24,945	—
Escrow deposits of borrowers	1,065	0.40	1,089	0.19	1,151	0.21
Money market accounts	14,959	1.41	16,402	2.44	17,941	2.97
Regular savings and special notice accounts	456,775	2.62	337,220	3.29	325,138	3.44
Time certificates of deposit	315,987	3.22	402,155	5.08	399,554	5.81

	$870,685	2.61%	$836,625	3.87%	$818,589	4.32%

Investment Management and Trust Services

      The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as Trustee, Executor, and Executor’s Agent for bank customers.

      As of December 31, 2002 the Trust Division had approximately $24.7 million (market value) of assets in custody and under management.

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

      In attracting deposits, the Bank’s primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions located in its market area. The Bank’s attraction and retention of deposits depends on its ability to provide investment opportunities that satisfy the requirements of customers with respect to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices primarily from the communities in which those branch offices are located. The Bank competes for these deposits by offering competitive rates, convenient branch and ATM locations and convenient business hours.

Supervision and Regulation of the Company and its Subsidiaries

      The Company and the Bank are in a heavily regulated industry. As a Delaware business corporation, the Company is subject to all of the federal and state laws and regulations that apply to corporations generally, including the federal and state securities laws and the Delaware Business Corporation Law. In addition, as a company that owns and controls a bank, the Company is regulated as a bank holding company, is subject to supervision, examination and regulation by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to statutes, regulations and policies administered by the Federal Reserve Board relating to, among other things, mergers, acquisitions and changes in controlling ownership, non-bank activities and subsidiaries, capital adequacy, the receipt and payment of dividends, and the provision of financial and managerial support to its subsidiary bank. In addition, the Company is subject to certain state law restrictions administered by the Massachusetts Division of Banks (the “Division”), relating to, among other things, the acquisition of additional banking institutions and the conduct of nonbank activities.

      As a Massachusetts-chartered savings bank whose deposits are insured by the “FDIC” (and, with respect to any deposits in excess of FDIC limits, by the DIF), the Bank is subject to regulation, supervision and examination by federal and state regulatory authorities, including the FDIC and the Division. The Bank is also subject to certain requirements established by the Federal Reserve Board. This framework of federal and state banking supervision and regulation is administered primarily for the benefit of borrowers, depositors and the respective deposit insurance funds and not for the benefit of the Bank, the Company or its stockholders.

      The Bank is subject to extensive federal and state statutes, regulations, policies and standards regarding virtually all aspects of its operations, including capital adequacy, reserves, liquidity, payment of dividends, transactions with affiliates, loans to officers, directors, principal shareholders and their related interests, mergers, acquisitions and changes in controlling ownership, establishment, relocation and closure of branch banking offices, community reinvestment, equal credit opportunity, credit reporting, real estate settlement procedures, funds availability, disclosure to consumers, consumer privacy, financial accounting and reporting and record-keeping. In the event the Bank failed to maintain adequate capital or otherwise failed to operate in accordance with applicable federal and Massachusetts statutes, regulations or policies, the FDIC and the Division have authority to place the Bank in receivership or conservatorship or impose other sanctions, including but not limited to restrictions on dividend or other payments by the Bank to the Company, termination of the Bank’s deposit insurance, restrictions on the Bank’s growth, issuance of orders to cease and desist from or to take specified actions, assessment of money penalties, and removal of officers or directors.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes five categories of banking institutions — in descending order of capital adequacy: “well-capitalized,” “adequately capitalized,” “undercapitalized,” significantly undercapitalized,” and “critically undercapitalized” — and imposes certain restrictions and requires federal bank regulatory agencies to take “prompt corrective action” with respect to banks that are in one of the three “undercapitalized” categories. As of December 31, 2002, the Bank was “well capitalized” as defined under the prompt corrective action guidelines issued pursuant to FDICIA. For a discussion of the Bank’s capital adequacy, see Note 14 to the Company’s Consolidated Financial Statements, on page 46.

      FDICIA establishes a system of risk-based deposit insurance assessments that takes a bank’s capital level and supervisory risk characteristics into account in calculating the amount of its federal deposit insurance assessment. In addition, FDICIA places certain restrictions on the equity investments and other “principal” activities of all state-chartered banks, including the Bank. FDICIA further requires the FDIC and other federal bank regulatory agencies to establish regulatory “safety and soundness” standards to govern various aspects of bank operations including internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, executive compensation, asset quality, earnings and stock valuation, as the agencies consider appropriate. The FDIC may require a bank that is not in compliance with safety and soundness standards promulgated under FDICIA to submit and implement a written plan to achieve compliance within a specified time period and may impose sanctions on a bank that fails to submit and implement an acceptable plan when required. At December 31, 2002, the Bank’s operations were in substantial compliance with all applicable safety and soundness standards promulgated under FDICIA.

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

      The Gramm-Leach-Bliley Act repeals provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of banks with firms “engaged principally” in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a bank and any company or person “primarily engaged” in specified securities activities. Moreover, the general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system, such as the Company, to engage in a full range of financial activities through a new entity known as a financial holding company. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act permits bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the activities described above that are not so treated.

      Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

•	repeal historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

•	provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and customers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic information pertaining to them by opting out of such sharing.

•	establish guidelines for safeguarding the security, confidentiality and integrity of customer information.

•	adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modify the laws governing the implementation of the Community Reinvestment Act of 1977; and

•	address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Company, must meet certain tests and file an election form with the Federal Reserve Board which generally is acted on within thirty days. To qualify, all of a bank holding company’s subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company’s banks must have been rated “satisfactory” or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if any of its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. To date, the Company has not elected to become a financial holding company.

      Section 24 of the Federal Deposit Insurance Act (“FDIA”) generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 to ease the ability of state banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notice to engage in such activities. In response to a Massachusetts law enacted in 1996, in 1997 and 1999, the Division finalized rules that generally give Massachusetts banks, and their subsidiaries, many powers equivalent to those of national banks. The Division also has adopted regulations and procedures expediting the approval process for well-capitalized banks to establish branches or to engage in certain activities.

      Further, the Gramm-Leach-Bliley Act, which includes new sections of the National Bank Act and the FDIA governing the establishment and operation of financial subsidiaries, permits national banks and state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of a financial holding company. In addition, it expressly preserves the ability of national banks and state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a national bank or state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC has issued final rules governing the establishment of financial subsidiaries by insured state nonmember banks. The final rules restate the FDIC’s position that activities that a national bank could only engage in through a financial subsidiary, such as securities underwriting, only may be conducted in a financial subsidiary by a state nonmember bank. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, will continue to be governed by the FDIC’s standard activities rules. Moreover, to mirror the Federal Reserve Board’s actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed a financial subsidiary.

      The Federal Change in Bank Control Act prohibits a person or group of persons from acquiring “control’ of a bank holding company unless the Federal Reserve Board has been given at least 60 days to review the proposal. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company, such as the Company, with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended would, under the circumstances set forth in the presumption, constitute the acquisition of control.

      In addition, any company, as that term is broadly defined in the statute, would be required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more, or such lesser percentage of the Company’s outstanding common stock as the Federal Reserve Board deems to constitute control over the Company.

      The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

      The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities, currency transaction reporting, and currency crimes.

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

Employees

      MASSBANK Corp. utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2002, the Bank had 130 full-time employees (including 31 officers) and 61 part-time employees (including 1 officer). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, fair lending, and motivation. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

      The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

      Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank’s investment portfolio. They are classified by the Commonwealth of Massachusetts as securities corporations for tax purposes which restricts their business to buying, selling, dealing in, or holding securities on their own behalf. As securities corporations they are taxed at a lower rate than the Bank.

      Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $154.4 million and $154.0 million, respectively, at December 31, 2002.

      Readibank Properties, Inc. incorporated primarily for the purpose of real estate development, had total assets of $619 thousand at December 31, 2002.

Executive Officers of the Registrant

      The executive officers of the Company and the Bank and the age of each officer as of March 4, 2003 are as follows:

Name	Age	Office

Gerard H. Brandi	54	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Bank
David F. Carroll	55	Vice President of the Bank
Reginald E. Cormier	55	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank
Thomas J. Queeney	40	Vice President and Senior Trust Officer of the Bank
Donald R. Washburn	59	Senior Vice President of the Bank
Donna H. West	57	Senior Vice President of the Bank and Assistant Secretary of the Company

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

Item 2.     Properties

      The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2002, management believes that the Bank’s existing facilities are adequate for the conduct of its business.

      The following table sets forth certain information relating to the Bank’s existing facilities.

	Owned	Lease	Renewal
	or	Expiration	Option
Location	Leased	Date	Through

Main Office:
123 Haven Street, Reading, MA	Owned	—	—
Branch Offices:
291 Chelmsford Street, Chelmsford, MA	Owned	—	—
17 North Road, Chelmsford, MA	Owned	—	—
45 Broadway Road, Dracut, MA	Leased	2012	2022
738 Broadway, Everett, MA	Owned	—	—
50 Central Street, Lowell, MA	Owned	—	—
755 Lakeview Avenue, Lowell, MA	Owned	—	—
4110 Mystic Valley Pkwy, Medford, MA	Leased	2003	—
476 Main Street, Melrose, MA	Owned	—	—
27 Melrose Street, Towers Plaza, Melrose, MA	Leased	2004	2014
240 Main Street, Stoneham, MA	Leased	2003	—
1800 Main Street, Tewksbury, MA	Owned	—	—
203 Littleton Road, Westford, MA	Owned	—	—
370 Main Street, Wilmington, MA	Owned	—	—
219 Lowell Street, Lucci’s Plaza, Wilmington, MA	Leased	2006	—
Operations Facilities:
159 Haven Street, Reading, MA	Owned	—	—
169 Haven Street, Reading, MA	Owned	—	—
11 North Road, Chelmsford, MA	Owned	—	—

Item 3.     Legal Proceedings

      From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2002, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be issued under its existing equity compensation plans, including the Company’s 1994 Stock Incentive Plan (the “1994 Plan”) and the Company’s 1986 Stock Option Plan (the “1986 Plan”).

Equity Compensation Plan Information

Number of
Securities
Remaining
Available for
Future Issuance
	Number of		Under Equity
	Securities to be	Weighted Average	Compensation
	Issued Upon	Exercise Price of	Plans (excluding
	Exercise of	Outstanding Options	securities
	Outstanding Options,	Warrants and	referenced in
Plan Category	Warrants and Rights	Rights	column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	400,451 (2)	$19.31 (2)	146,107
Equity compensation plans not approved by security holders	—	—	—

Total	400,451	$19.31	146,107

(1)	Consists of the 1994 Plan and the 1986 Plan.

(2)	Includes 24,329 shares deemed subject to issue under the 1994 Plan to satisfy the Company’s obligations under a Director Deferred Compensation Plan. The Company has established a so called “Rabbi Trust” for the benefit of directors under a director deferred compensation plan. This plan allows directors to defer their cash director fees and receive upon retirement that number of shares of the company’s common stock which they would have owned if they had not deferred those fees and instead invested them in the company’s stock. The trustee of the trust regularly purchases shares of the company’s stock in the open market with fees deferred by the participants. The Trust is currently obligated to issue 24,329 shares to directors under this Plan.

Item 6.     Selected Financial Data

      The information contained under the caption “MASSBANK Corp. and Subsidiaries — Selected Consolidated Financial Data” in the Registrant’s 2002 Annual Report to Stockholders is incorporated herein by reference.

      This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2002 Annual Report to Stockholders which are incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The Registrant’s consolidated financial statements and notes thereto, together with the report of KPMG LLP, contained in the Registrant’s 2002 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 52 of such Annual Report is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information appearing under the caption “Election of Directors” and “Compliance with Section 16(A) of the Exchange Act” in the Registrant’s definitive proxy statement relating to its 2003 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11.	Executive Compensation

      The information appearing under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information appearing under the captions “Election of Directors” and “Principal Stockholders” in the Registrant’s definitive proxy statement relating to its 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information contained in Note 5 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2002 Annual Report to Stockholders is incorporated herein by reference.

PART IV

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance to achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that they believe the Company’s disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In accordance with the rules regarding disclosure and control procedures, the Company intends to continue to review and document its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve with its business.

      (b) Changes in internal controls.

None

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

           (a)1.     Financial Statements

Reference to 2002
Annual Report to
Stockholders
(Pages)

Independent Auditors’ Report	25
Consolidated Balance Sheets at December 31, 2002 and 2001	26
Consolidated Statements of Income for the three years ended December 31, 2002	27
Consolidated Statements of Cash Flows for the three years ended December 31, 2002	28-29
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2002	30
Notes to Consolidated Financial Statements	31-52

           2.     Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or is included in the consolidated financial statements or related notes.

           3.     Exhibits

Exhibit No.		Description of Exhibit

3.1		Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).
3.2		By-Laws of the Registrant — incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.
4.1		Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000.
10.1		MASSBANK Corp. 1986 Stock Option Plan, as amended — incorporated by reference to Exhibit 28.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-11949).
10	.1.2	Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 — incorporated by reference to Exhibit 10.1.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1992.
10	.1.3	MASSBANK Corp. 1994 Stock Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-82110).
10	.1.4	Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 — incorporated by reference to Exhibit 10.1.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.
10.2		MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).
10	.2.1	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1993.
10	.2.2	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.
10	.3.16	Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.16 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10	.3.17	Amended and Restated Employment Agreement with David F. Carroll dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.17 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10	.3.18	Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.18 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10	.3.19	Amended and Restated Employment Agreement with Donald R. Washburn dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.19 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10	.3.20	Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.20 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10	.3.21	Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.21 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.
10.4		Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi — incorporated by reference to Exhibit 10.4 of Registrant’s annual report on Form 10-K for the year ended December 31, 1986.

Exhibit No.		Description of Exhibit

10	.4.1	Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Registrant’s annual report on Form 10-K for the year ended December 31, 1996.
10.5		Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 — incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2000.
10.6		Deferred Compensation Program for Bank employees dated November 14, 1994 incorporated by reference to Exhibit 10.6 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2001.
11		The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12		Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.
13		2002 Annual Report to Stockholders — except for those portions of the 2002 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2002 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.
21		Subsidiaries of the Registrant — A list of subsidiaries of the Registrant is attached hereto as Exhibit 21 to this Annual Report.
23		Independent Accountants’ Consent.
	(b)	Reports on Form 8-K No reports on Form 8-K have been filed during the last quarter of the period covered by this Form 10-K.
	(c)	Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.
	(d)	Not applicable.
99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 99.1 to this Annual Report.
99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 99.2 to this Annual Report.

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

/s/ GERARD H. BRANDI Gerard H. Brandi	Chairman, President, Chief Executive Officer and Director	March 24, 2003

/s/ REGINALD E. CORMIER Reginald E. Cormier	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2003

/s/ MATHIAS B. BEDELL Mathias B. Bedell	Director	March 24, 2003

/s/ ALLAN S. BUFFERD Allan S. Bufferd	Director	March 24, 2003

/s/ PETER W. CARR Peter W. Carr	Director	March 24, 2003

/s/ ALEXANDER S. COSTELLO Alexander S. Costello	Director	March 24, 2003

/s/ ROBERT S. CUMMINGS Robert S. Cummings	Director	March 24, 2003

/s/ LEONARD LAPIDUS Leonard Lapidus	Director	March 24, 2003

/s/ STEPHEN E. MARSHALL Stephen E. Marshall	Director	March 24, 2003

/s/ NANCY L. PETTINELLI Nancy L. Pettinelli	Director	March 24, 2003

/s/ HERBERT G. SCHURIAN Herbert G. Schurian	Director	March 24, 2003

/s/ DONALD B. STACKHOUSE Donald B. Stackhouse	Director	March 24, 2003

CERTIFICATIONS

      I, Gerard H. Brandi certify that:

1. I have reviewed this annual report on Form 10-K of MASSBANK Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERARD H. BRANDI

Gerard H. Brandi, President and CEO
(principal executive officer)

Date: March 24, 2003

CERTIFICATIONS

      I, Reginald E. Cormier certify that:

1. I have reviewed this annual report on Form 10-K of MASSBANK Corp.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

•	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ REGINALD E. CORMIER

Reginald E. Cormier, Sr. V.P.,Treasurer & CFO
(principal financial officer)

Date: March 24, 2003