Form 10-Q
period 2003-03-31
MASSBANK CORP
filed 2003-05-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-15137

MASSBANK Corp.

(Exact name of registrant as specified in its charter)

Delaware	04-2930382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 HAVEN STREET

Reading, Massachusetts 01867

(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code:  (781) 662-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at April 30, 2003: 4,386,174 shares.

MASSBANK CORP. AND SUBSIDIARIES

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets:
Cash and due from banks	$9,798	$8,356
Short-term investments (Note 4)	241,485	248,663

Total cash and cash equivalents	251,283	257,019
Interest-bearing deposits in banks	5,482	4,941
Securities available for sale, at market value (amortized cost of $326,967 in 2003 and $367,650 in 2002)	336,745	380,022
Trading securities, at market value	94,506	36,249
Loans: (Note 5)
Mortgage loans	292,467	302,788
Other loans	14,391	16,011
Allowance for loan losses	(2,653)	(2,655)

Net loans	304,205	316,144
Premises and equipment	7,063	6,795
Accrued interest receivable	3,721	3,926
Goodwill	1,090	1,090
Current income tax asset, net	—	199
Other assets	11,823	2,598

Total assets	$1,015,918	$1,008,983
Liabilities and Stockholders’ Equity:
Deposits	$895,274	$883,928
Escrow deposits of borrowers	1,363	1,387
Current income taxes	569	—
Deferred income taxes	1,703	2,671
Other liabilities	2,739	3,712

Total liabilities	901,648	891,698
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,642,430 and 7,610,195 shares issued, respectively	7,642	7,610
Additional paid-in capital	53,819	53,297
Retained earnings	96,138	95,243

	157,599	156,150
Accumulated other comprehensive income: (Note 9)
Net unrealized gains on securities available for sale, net of tax effect	6,098	7,692
Treasury stock at cost, 3,127,829 and 3,026,129 shares, respectively (Note 6)	(49,427)	(46,557)

Total stockholders’ equity	114,270	117,285

Total liabilities and stockholders’ equity	$1,015,918	$1,008,983

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2003	2002
	(In thousands except share data)
Interest and dividend income:
Mortgage Loans	$4,931	$5,182
Other loans	239	401
Securities available for sale:
Mortgage-backed securities	2,690	4,145
Other securities	1,493	1,231
Trading securities	263	128
Federal funds sold	621	725
Other investments	124	228

Total interest and dividend income	10,361	12,040

Interest expense:
Deposits	4,613	6,094

Total interest expense	4,613	6,094

Net interest income	5,748	5,946
Provision for loan losses	—	—

Net interest income after provision for loan losses	5,748	5,946

Non-interest income:
Deposit account service fees	137	146
Gains on securities available for sale, net	118	999
Losses on trading securities, net	(78)	(66)
Other	129	177

Total non-interest income	306	1,256

Non-interest expense:
Salaries and employee benefits	1,842	1,826
Occupancy and equipment	573	521
Data processing	144	128
Professional services	111	144
Advertising and marketing	25	41
Deposit insurance	45	46
Other	309	329

Total non-interest expense	3,049	3,035

Income before income taxes	3,005	4,167
Income tax expense	1,060	1,517

Net income	$1,945	$2,650

Weighted average common shares outstanding:
Basic	4,557,308	4,733,781
Diluted	4,636,652	4,861,614
Earnings per share (in dollars):
Basic	$0.43	$0.56
Diluted	0.42	0.55

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2003 (unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
Balance at December 31, 2002	$7,610	$53,297	$95,243	$(46,557)	$7,692	$117,285
Net Income	—	—	1,945	—	—	1,945
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,594)	(1,594)

Comprehensive income						351
Cash dividends paid ($0.23 per share)	—	—	(1,050)	—	—	(1,050)
Purchase of treasury stock	—	—	—	(2,851)	—	(2,851)
Purchase of company stock for deferred compensation plan (Note 7)	—	19	—	(19)	—	—
Exercise of stock options and related tax benefits	32	503	—	—	—	535

Balance at March 31, 2003	$7,642	$53,819	$96,138	$(49,427)	$6,098	$114,270

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2002 (unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	COMMON STOCK ACQUIRED BY ESOP	TOTAL
Balance at December 31, 2001	$7,495	$62,875	$99,996	$(61,749)	$6,443	$(156)	$114,904
Net income	—	—	2,650	—	—	—	2,650
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,682)	—	(1,682)

Comprehensive income							968
Cash dividends paid ($0.22 per share)	—	—	(1,044)	—	—	—	(1,044)
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	—	1	—	—	—	1
Amortization of ESOP shares committed to be released	—	54	—	—	—	—	54
Purchase of treasury stock	—	—	—	(795)	—	—	(795)
Exercise of stock options and related tax benefits	30	628	—	—	—	—	658

Balance at March 31, 2002	$7,525	$63,557	$101,603	$(62,544)	$4,761	$(156)	$114,746

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$1,945	$2,650
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	163	188
Loan interest capitalized	(4)	(7)
Tax benefit resulting from stock options exercised	134	125
Amortization of ESOP shares committed to be released	—	54
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	1
Decrease (increase) in accrued interest receivable	205	(835)
Decrease in other liabilities	(973)	(7)
Decrease in current income tax asset, net	768	1,360
Amortization of premiums on securities, net	151	58
Net trading securities activity	(58,254)	(35,720)
Gains on securities available for sale, net	(127)	(999)
Valuation writedowns of equity securities available for sale	9	—
Losses on trading securities, net	78	66
Decrease in deferred mortgage loan origination fees, net of amortization	(142)	(6)
Deferred income tax expense (benefit)	32	(61)
Increase in other assets	(6)	(376)
(Decrease) increase in escrow deposits of borrowers	(24)	25

Net cash used in operating activities	(56,045)	(33,484)

Cash flows from investing activities:
Net (increase) decrease in interest-bearing bank deposits	(541)	440
Proceeds from sales of investment securities available for sale	12,200	7,406
Proceeds from maturities and redemption of investment securities available for sale	42,000	7,000
Purchases of investment securities available for sale	(51,390)	(58,237)
Purchases of mortgage-backed securities	—	(10,011)
Principal repayments of mortgage-backed securities	28,539	30,178
Principal repayments of securities available for sale	1	1
Loans originated	(20,851)	(36,197)
Loan principal payments received	32,934	21,343
Purchases of premises and equipment	(429)	(53)

Net cash provided by (used in) investing activities	42,463	(38,130)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	11,346	17,769
Payments to acquire treasury stock	(2,870)	(795)
Purchase of Company stock for deferred compensation plan	19	—
Issuance of common stock under stock option plan	401	533
Cash dividends paid on common stock	(1,050)	(1,044)

Net cash provided by financing activities	7,846	16,463

Net decrease in cash and cash equivalents	(5,736)	(55,151)
Cash and cash equivalents at beginning of period	257,019	245,327

Cash and cash equivalents at end of period	$251,283	$190,176

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$4,630	$6,095
Cash paid during the period for taxes, net of refunds	125	92

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2003 and December 31, 2002, and its operating results for the three months ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior years’ consolidated financial statements were reclassified to facilitate comparison with the current fiscal year. The Company’s reported per share amounts and weighted average common shares outstanding for the current and prior year have been restated to reflect the Company’s three-for-two stock split of April 19, 2002.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Recent Accounting Pronouncements:

In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for MASSBANK Corp. beginning with the fiscal period ending December 31, 2002. Because the Company plans to continue its accounting for stock-based compensation using the intrinsic-value based method of accounting, the adoption of SFAS No. 148 is not expected to have a material impact on results of operations or financial position. See Note 8 of the Condensed Notes to the Consolidated Financial Statements for required disclosure.

(3) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(4) Short-Term Investments

Short-term investments consist of the following:

	At March 31, 2003	At December 31, 2002
	(In thousands)
Federal funds sold (overnight)	$194,328	$221,586
Term federal funds sold	20,000	—
Money market funds	27,157	27,077

Total short-term investments	$241,485	$248,663

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(5) Commitments

At March 31, 2003, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,315,000 and commitments under existing home equity lines of credit and other loans of approximately $41,733,000 which are not reflected on the consolidated balance sheet.

(6) Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter reduced by the weighted average number of unallocated shares held by the Employee Stock Ownership Plan (“ESOP”). Diluted EPS reflects the effect on the weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The treasury shares acquired in connection with the Company’s directors deferred compensation plan are considered outstanding in the computation of earnings per share and book value per share.

Earnings per share was calculated as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Denominator for basic earnings per share:
Average common shares outstanding	4,557	4,734
Dilutive common stock options	79	128

Denominator for diluted earnings per share	4,636	4,862

Numerator: Net income attributable to common shares	$1,945	$2,650
Earnings per share:
Basic	$0.43	$0.56
Diluted	0.42	0.55

(7) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in an irrevocable trust. At March 31, 2003 the trust held 24,700 shares of MASSBANK Corp. common stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(8) Stock-Based Employee Compensation

MASSBANK Corp. utilizes stock options to compensate its officers and non-employee directors under the, shareholder approved, 1994 Stock Incentive Plan (“the Plan”). Under the Plan, options to purchase MASSBANK Corp. common stock have been granted to bank officers and non-employee directors of the Company at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options are 100% vested at date of grant, and expire in 10 years. The Company accounts for the Plan using the intrinsic-value based method of accounting. Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for stock-based employee compensation.

	Three Months Ended March 31
	2003	2002
	(In thousands, except per share data)
Net income, as reported	$1,945	$2,650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(19)

Pro forma net income	$1,927	$2,631

EARNINGS PER SHARE:
Basic—as reported	$0.43	$0.56
Basic—pro forma	0.42	0.56
Diluted—as reported	0.42	0.55
Diluted—pro forma	0.42	0.54

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(9) Comprehensive Income

Comprehensive income is defined as “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

The term “comprehensive income” describes the total of all components of comprehensive income including net income.

The Company’s other comprehensive income and related tax effect for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended March 31, 2003
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(In thousands)
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(2,476)	$951	$(1,525)
Less: reclassification adjustment for gains realized in net income	118	(49)	69

Net unrealized losses	(2,594)	1,000	(1,594)

Other comprehensive loss	$(2,594)	$1,000	$(1,594)

	For the Three Months Ended March 31, 2002
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(In thousands)
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(1,745)	$644	$(1,101)
Less: reclassification adjustment for gains realized in net income	999	(418)	581

Net unrealized losses	(2,744)	1,062	(1,682)

Other comprehensive loss	$(2,744)	$1,062	$(1,682)

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in annual reports to stock-holders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward- looking statements include, but are not limited to, statements concerning the Company’s belief, expectations, or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

•	Unexpected fluctuations in market interest rates

•	Unexpected fluctuations in the markets for equities, bonds, federal funds and other financial instruments

•	An increase in the level of non-performing assets

•	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds

•	Changes in volume of loan originations

•	Limit the ability of the Company to attract and retain banking customers

•	Adverse legislative or regulatory developments

•	Adverse impacts resulting from the continuing war on terrorism

•	The impact of inflation, and other factors described in the Company’s annual report on Form 10-K.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of income and expense during the reporting periods. Actual amounts could differ from such estimates.

The Company believes that the following accounting policies are among the most critical because they involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various types of loans based on loss experience factors and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Any significant change in these assumptions and conditions could result in higher than estimated loan losses that could adversely affect the Company’s earnings results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. This could also adversely affect the Company’s earnings results.

Investment Securities Other Than Temporarily Impaired

Management judgment is involved in evaluating the nature of declines in value of individual investment securities held by the Company. Declines that are deemed other than temporary are recognized in the income statement through write-downs in the recorded value of the affected securities. Management considers many factors in their analysis, such as the financial condition, earnings capacity and near term prospects of the company in which MASSBANK has invested and the length of time and extent to which market value has been less than cost. Whenever a debt or equity security is deemed to be “other than temporarily impaired” due to a fundamental deterioration in its financial condition as determined by management’s analysis, it is written down to its current fair market value. If “due to general market conditions” an investment security declines in price by a certain percentage from its cost for more than a specified period of time, it is written down to its current fair market value. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results.

Results of Operations for the three months ended March 31, 2003

GENERAL

For the quarter ended March 31, 2003, MASSBANK Corp. reported net income of $1,945,000, or $0.42 in diluted earnings per share compared to net income of $2,650,000 or $0.55 in diluted earnings per share in the first quarter of 2002. Basic earnings per share in the recent quarter were $0.43 per share compared to $0.56 per share in the first quarter of the prior year.

The decrease in the Company’s net income in the first quarter 2003 compared to the same quarter of 2002 is primarily due to a decrease in securities gains of $893,000 due to the poor performance of the stock markets and the impact on the Company’s equity investments. Earnings results also reflect a decrease in net interest income of $198,000 due to the continued pressure on the Company’s net interest margin resulting from low interest rates. First quarter 2003 earnings results reflect a decrease in other non-interest income of $57,000 and an increase in non-interest expense of $14,000 partially offset by a decrease in income tax expense of $457,000 due to lower income before taxes and a decline in the Company’s effective income tax rate.

Net interest income

Net interest income totaled $5,748,000 in the first quarter of 2003, a decrease of $198,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended March 31, 2003 was 2.33%, a decrease from 2.49% reported in the first quarter of 2002. Average earning assets for the quarter ended March 31, 2003 increased $31.2 million to $989.5 million, from $958.3 million in the same quarter of 2002.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2003, decreased $1,681,000 or 13.9% to $10,382,000 from $12,063,000 for the three months ended March 31, 2002. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, partially offset by the higher interest income resulting from an increase of $31.2 million in average earning assets. As reflected in the table on page 16 of this report, the yield on the Company’s average earning assets in the first quarter of 2003 was 4.20%, down from 5.04% in the same quarter of 2002. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates.

Interest Expense

Total interest expense for the three months ended March 31, 2003 decreased $1,481,000, or 24.3% to $4,613,000 from $6,094,000 for the three months ended March 31, 2002. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 78 basis points, from 2.89% in the first quarter of 2002 to 2.11% in the recent quarter. The Company’s average deposits, as shown in the table on page 17, increased $31.9 million to $888.2 million in the first quarter of 2003, from $856.3 million in the first quarter of 2002.

	AVERAGE BALANCE SHEETS Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(In thousands)
Assets:
Earning assets:
Federal funds sold	$209,156	$621	1.20%	$174,469	$725	1.69%
Short-term investments(2)	32,320	124	1.56	37,919	228	2.44
Investment securities(3)	187,249	1,514	3.23	125,336	1,254	4.00
Mortgage-backed securities(3)	174,020	2,690	6.18	257,150	4,145	6.45
Trading securities	73,017	263	1.45	24,290	128	2.10
Mortgage loans(1)	298,520	4,931	6.61	304,845	5,182	6.80
Other loans(1)	15,237	239	6.36	34,338	401	4.73

Total earning assets	989,519	$10,382	4.20%	958,347	$12,063	5.04%
Allowance for loan losses	(2,654)			(2,643)

Total earning assets less allowance for loan losses	986,865			955,704
Other assets	22,006			22,258

Total assets	$1,008,871			$977,962

(1)	Loans on non-accrual status are included in the average balance.
(2)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3)	Average balances include net unrealized gains on securities available for sale.

	AVERAGE BALANCE SHEETS—(continued) Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(In thousands)
Liabilities:
Deposits:
Demand and NOW	$83,320	$85	0.41%	$81,597	$89	0.44%
Savings	567,130	3,114	2.23	405,616	2,694	2.69
Time certificates of deposit	237,746	1,414	2.41	369,049	3,311	3.64

Total deposits	888,196	4,613	2.11	856,262	6,094	2.89
Other liabilities	5,133			5,402

Total liabilities	893,329			861,664
Stockholders’ equity	115,542			116,298

Total liabilities and stockholders’ equity	$1,008,871			$977,962

Net interest income (tax-equivalent basis)		5,769			5,969
Less adjustment of tax-exempt interest income		21			23

Net interest income		$5,748			$5,946

Interest rate spread			2.09%			2.15%

Net interest margin(4)			2.33%			2.49%

(4)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There was no provision for loan losses in the first quarter of 2003 or 2002. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At March 31, 2003, the allowance for loan losses was $2,653,000 representing 592.2% of nonaccrual loans. The Bank’s nonaccrual loans totaled $448,000 at March 31, 2003 up from $420,000 at December 31, 2002 and $335,000 at March 31, 2002. The Bank had net loan charge-offs of $2,000 in the recent quarter compared to no net loan charge-offs in the same quarter last year. Management believes that the allowance for loan losses as of March 31, 2003 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $950,000 to $306,000 in the recent quarter, from $1,256,000 in the comparable quarter of the prior year.

In the first quarter 2003, the Company recorded net gains on securities of $40,000 compared to net securities gains of $933,000 in the same quarter last year. Net securities gains in the recent quarter consisted of losses on trading securities of $78,000 and net gains on securities available for sale of $118,000 compared to losses on trading securities of $66,000 and net gains on securities available for sale of $999,000 in the first quarter of 2002. Net gains on securities available for sale in the first quarter 2003 were comprised of $258,000 in gains on debt securities and $140,000 in losses on equity securities. This compares to $3,000 in gains on debt securities and $996,000 in gains on equity securities for the same quarter last year. The losses on the Company’s equity investments in the recent quarter were due to the poor performance of the stock markets. Over the last twelve months, as a result of the equity securities gains the Company has taken and a decline in equity securities prices, the net unrealized gains in the Company’s equity securities portfolio have been exhausted. The Company’s equity securities portfolio had net unrealized losses of $1.9 million as of March 31, 2003; however, the Company’s debt securities portfolio had net unrealized gains of $11.7 million as of the end of the recent quarter. See page 22 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $137,000 and $129,000, respectively, for the first three months of 2003 compared to $146,000 and $177,000, respectively, for the first three months of 2002. Approximately half of the decline in other non-interest income is due to the assets in the Company’s deferred compensation plan having declined in market value in the three months ended March 31, 2003 versus having appreciated in value in the same period last year. This decrease is offset by an equivalent decline in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $14,000 or less than half of 1% to $3,049,000 for the three months ended March 31, 2003 compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense increased $16,000 or 0.9% to $1,842,000 in the recent quarter, from $1,826,000 in the comparable quarter of 2002. This increase is due primarily to increases in salaries partially offset by the deferred compensation plan related expense reduction noted under the non-interest income section above.

Occupancy and equipment expenses increased $52,000 or 10.0% to $573,000 in the recent quarter from $521,000 in the first quarter of 2002. This increase is due partly to an increase of $29,000 in the Company’s snow and rubbish removal expense as a result of the harsh winter.

Professional service expenses decreased by $33,000 or 22.9% to $111,000 in the first quarter of 2003 from $144,000 in the first quarter of last year. The decrease is due primarily to a reduction in legal fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, decreased $21,000 to $523,000 for the three months ended March 31, 2003 from $544,000 for the three months ended March 31, 2002.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $1,060,000 in the first quarter of 2003, a decrease of $457,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $3,005,000 in the recent quarter compared to $4,167,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2003 and 2002 was 35.3% and 36.4%, respectively.

Financial Condition

The Company’s total assets were $1.016 billion at March 31, 2003 compared to $1.009 billion at December 31, 2002, an increase of approximately $7.0 million, or 0.7%. Asset growth was primarily due to increases in securities and other assets funded by an $11.4 million or 1.3% increase in deposits.

Investments

At March 31, 2003, the Company’s investment portfolio, consisting of securities available for sale, trading securities, short-term investments and interest-bearing bank deposits totaled $678.2 million or 66.8% of total assets, an increase of $8.3 million or 1.2%, compared to $669.9 million representing 66.4% of total assets at December 31, 2002. The increase in investments was essentially due to an increase in trading securities of $58.3 million, consisting primarily of U.S. Treasury obligations. This was partially offset by a decrease in the Company’s securities available for sale portfolio of $43.3 million due primarily to the significant prepayments received on mortgage-backed securities. The mortgage-backed securities portfolio decreased $30.3 million in the recent quarter, from $189.1 million at December 31, 2002 to $158.8 million at March 31, 2003. For further information concerning the composition, maturity and market value of the Company’s investment securities, see pages 22, 23 and 24 of this Form 10-Q.

Loans

The loan portfolio, net of allowance for loan losses, decreased $11.9 million or 3.8% in the recent quarter. At March 31, 2003, the loan portfolio, net of allowance for loan losses, was $304.2 million representing 29.9% of total assets compared to $316.1 million representing 31.3% of total assets at December 31, 2002.

The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $290.5 million at March 31, 2003, representing 94.7% of the loan portfolio. See page 25 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2003 and year-end 2002.

Mortgage refinancing activity for the bank declined in the recent quarter compared to the first quarter 2002 despite the current low rate environment. As a result, the Bank originated $20.9 million in loans in the first quarter 2003 compared to $36.2 million in the same quarter last year. Refinancing activity in the recent quarter resulted in significant loan payoffs for the Bank. Consequently, the Bank was not able to grow the portfolio in the first quarter of 2003.

Financial Condition (continued)

Non-performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $448,000 at March 31, 2003 compared to $420,000 at December 31, 2002. This represents 0.15% of total loans at March 31, 2003. There were no provision for loan losses in the first quarter of 2003 and 2002. The Bank recorded net loan charge-offs of $2,000 in the recent quarter compared to no net loan charge-offs in the same quarter of 2002. The bank’s allowance for loan losses at March 31, 2003 totaled approximately $2.7 million representing 592% of non-accrual loans and 0.86% of total loans. The bank believes that its allowance for loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions. The bank has no real estate acquired through foreclosure at March 31, 2003.

Deposits

Deposits have historically been the Bank’s primary source of funds for lending and investment activities. MASSBANK attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, different types of savings accounts, certificates of deposit and retirement savings plans. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

Total deposits increased $11.4 million or 1.3% to $895.3 million at March 31, 2003, from $883.9 million at December 31, 2002. This increase was primarily the result of an increase in savings and money market account deposits of $35.8 million or 6.5%, partially offset by a decrease in time certificates of deposit of $21.9 million or 8.8%. Other deposits decreased by $2.5 million during the first three months of 2003. For information concerning the composition of the Bank’s deposits at March 31, 2003 and year-end 2002, see page 28 of this Form 10-Q.

Stockholders Equity

Total stockholders’ equity decreased $3.0 million to $114.3 million at March 31, 2003, representing a book value per share of $25.17, from $117.3 million representing a book value per share of $25.45 at December 31, 2002. The change in stockholders’ equity was essentially due to the repurchase of treasury stock in the amount of $2.8 million, a decrease in other comprehensive income of $1.6 million and the payment of dividends to stockholders of $1.0 million. This was partially offset by the net income for the first quarter 2003 of $1.9 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.5 million.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at March 31, 2003 with gross unrealized gains and losses, follows:

At March 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$91,496	$1,725	$—	$93,221
U.S. Government agency obligations	73,044	741	—	73,785

Total	164,540	2,466	—	167,006

Mortgage-backed securities:
Government National Mortgage Association	13,914	1,015	—	14,929
Federal Home Loan Mortgage Corporation	134,618	8,170	—	142,788
Federal National Mortgage Association	675	30	—	705
Collateralized mortgage obligations	373	7	—	380

Total mortgage-backed securities	149,580	9,222	—	158,802

Total debt securities	314,120	11,688	—	325,808

Equity securities	12,847	46	(1,956)	10,937

Total securities available for sale	326,967	$11,734	$(1,956)	$336,745

Net unrealized gains on securities available for sale	9,778

Total securities available for sale, net	336,745

Total investment securities, net	$336,745

TRADING SECURITIES

The market value of trading securities is as follows:

At March 31, 2003	Market Value
(In Thousands)
U.S. Treasury obligations	$94,104
Marketable equity securities	399
Investments in mutual funds	3

Total trading securities	$94,506

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2002 with gross unrealized gains and losses, follows:

At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$101,017	$2,229	$—	$103,246
U.S. Government agency obligations	73,044	794	—	73,838

Total	174,061	3,023	—	177,084

Mortgage-backed securities:
Government National Mortgage Association	15,613	1,178	—	16,791
Federal Home Loan Mortgage Corporation	161,167	9,857	—	171,024
Federal National Mortgage Association	788	34	—	822
Collateralized mortgage obligations	454	14	—	468

Total mortgage-backed securities	178,022	11,083	—	189,105

Total debt securities	352,083	14,106	—	366,189

Equity securities	15,567	383	(2,117)	13,833

Total securities available for sale	367,650	$14,489	$(2,117)	$380,022

Net unrealized gains on securities available for sale	12,372

Total securities available for sale, net	380,022

Total investment securities, net	$380,022

TRADING SECURITIES

The market value of trading securities is as follows:

At December 31, 2002	Market Value
(In Thousands)
U.S. Treasury obligations	$36,228
Marketable equity securities	19
Investments in mutual funds	2

Total trading securities	$36,249

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at March 31, 2003 and December 31, 2002 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	March 31, 2003
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$47,086	$47,679
After 1 year but within 5 years	110,398	112,235
After 5 years but within 10 years	7,012	7,048
After 10 years but within 15 years	44	44

U.S. Treasury and Government agency obligations (a)	164,540	167,006
Mortgage-backed securities	149,580	158,802

Total	$314,120	$325,808

	December 31, 2002
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$39,996	$40,443
After 1 year but within 5 years	130,021	132,522
After 5 years but within 10 years	4,000	4,075
After 10 years but within 15 years	44	44

U.S. Treasury and Government agency obligations (b)	174,061	177,084
Mortgage-backed securities	178,022	189,105

Total	$352,083	$366,189

(a)	At March 31, 2003 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $73.0 million and a market value of $73.7 million.

(b)	At December 31, 2002 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $73.0 million and a market value of $73.8 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

	At March 31, 2003	At December 31, 2002
	(In thousands)
Mortgage loans:
Residential	$290,699	$300,661
Commercial	2,012	2,348
Construction	491	654

	293,202	303,663
Add: Premium on loans	19	20
Less: Deferred mortgage loan origination fees	(754)	(895)

Total mortgage loans	292,467	302,788
Other loans:
Consumer:
Installment	652	798
Guaranteed education	2,956	3,293
Other secured	483	515
Home equity lines of credit	10,000	11,102
Unsecured	183	187

Total consumer loans	14,274	15,895
Commercial	117	116

Total other loans	14,391	16,011

Total loans	$306,858	$318,799

The Bank’s loan portfolio decreased $11.9 million during the first three months of 2003, from $318.8 million at December 31, 2002 to $306.9 million at March 31, 2003. Mortgage loans decreased $10.3 million and consumer loans decreased $1.6 million.

Loan originations decreased $15.3 million to $20.9 million in the first three months of 2003 compared to $36.2 million in the first three months of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2003 and 2002, and December 31, 2002:

	At March 31, 2003	At December 31, 2002	At March 31, 2002
	(In thousands)
Non-Performing Assets:
Non-accrual loans	$448	$420	$335
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$448	$420	$335

Allowance for loan losses	$2,653	$2,655	$2,643
Allowance as a percent of non-accrual loans	592.2%	632.1%	789.0%
Allowance as a percent of non-performing assets	592.2%	632.1%	789.0%
Non-accrual loans as a percent of total loans	0.15%	0.13%	0.10%
Non-performing assets as a percent of total assets	0.04%	0.04%	0.03%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets increased from December 31, 2002 to March 31, 2003 as noted in the table above. The principal balance of non-accrual loans was $448,000, or approximately 0.15% of total loans at March 31, 2003.

The Bank did not have any impaired loans as of March 31, 2003.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Balance at December 31,	$2,655	$2,643
Provision for loan losses	—	—
Recoveries of loans previously charged-off	—	—
Less: Charge-offs	2	—

Balance at March 31,	$2,653	$2,643

The Company maintains an allowance for probable losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan,” general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

At March 31, 2003 the balance of the allowance for loan losses was $2,653,000 representing 592.2% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits increased $11.4 million to $895.3 million at March 31, 2003 from $883.9 million at December 31, 2002.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Demand and NOW	$82,861	$85,327
Savings and money market accounts	584,707	548,947
Time certificates of deposit	227,706	249,654

Total deposits	$895,274	$883,928

PART I. ITEM 3

Quantitative and Qualitative Disclosures About Risk

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $10.9 million at March 31, 2003. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities portfolio has a market value of approximately $325.8 million at March 31, 2003. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2002.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2003 the Bank had $221.5 million or 21.8% of total assets and $261.1 million or 25.7% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

The Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured institution subject to the FDIC regulatory capital requirements. The FDIC regulations require all FDIC insured institutions to maintain minimum levels of Tier 1 capital. Highly rated banks (i.e., those with a composite rating of 1 under the CAMELS rating system) are required to maintain a minimum leverage ratio of Tier 1 capital to total assets of at least 3.00%. An additional 100 to 200 basis points are required for all but these most highly rated institutions. The Bank is also required to maintain a minimum level of risk-based capital. Under the risk-based capital standards, FDIC insured institutions must maintain a Tier 1 capital to risk-weighted assets ratio of 4.00% and are generally expected to meet a minimum total qualifying capital to risk-weighted assets ratio of 8.00%. The risk-based capital guidelines take into consideration risk factors, as defined by the regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk-based capital

Liquidity and Capital Resources (continued)

ratios. Tier II components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I capital plus the Tier II capital components are referred to as total qualifying capital.

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2003, the Bank had a leverage Tier I capital to total assets ratio of 9.88%, a Tier I capital to risk-weighted assets ratio of 30.98% and a total capital to risk-weighted assets ratio of 31.79%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.54%, Tier I capital to risk-weighted assets of 32.61% and total capital to risk-weighted assets of 33.43% at March 31, 2003.

PART I. ITEM 4

Disclosure Controls and Procedures

MASSBANK Corp. evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made with the participation of MASSBANK Corp.’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that MASSANK Corp.’s disclosure controls and procedures, as defined at Exchange Act Rules 13(a)-14(c) and 15d-14(c) are effective to ensure that information required to be disclosed by MASSBANK Corp. in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to MASSBANK Corp.’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2003, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 22, 2003, stockholders voted affirmatively on the following proposal:

1.) To elect four Directors to serve until the 2006 Annual Meeting of Stockholders.

Elected at Meeting	Term
Allan S. Bufferd	3 Years
Kathleen M. Camilli	3 Years
Nancy L. Pettinelli	3 Years
Dr. Donald B. Stackhouse	3 Years

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

99.1 Certification Pursuant to Section 90G of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: May 14, 2003	/s/ GERARD H. BRANDI
(Signature) Gerard H. Brandi President and CEO

Date: May 14, 2003	/s/ REGINALD E. CORMIER
(Signature) Reginald E. Cormier Sr. V.P., Treasurer and CFO

CERTIFICATIONS

I, Gerard H. Brandi certify that:

1.	I have reviewed this quarterly report on Form 10Q of MASSBANK Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)’ and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GERARD H. BRANDI
Gerard H. Brandi, President and CEO (principal executive officer)

CERTIFICATIONS

I, Reginald E. Cormier certify that:

1.	I have reviewed this quarterly report on Form 10Q of MASSBANK Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

•	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

•	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)’ and

•	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

•	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

•	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ REGINALD E. CORMIER
Reginald E. Cormier, Sr. V.P., Treasurer & CFO (principal financial officer)