Form 10-Q
period 2003-06-30
MASSBANK CORP
filed 2003-08-13
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Class: Common stock $1.00 per share.

Outstanding at July 31, 2003: 4,374,375 shares.

MASSBANK CORP. AND SUBSIDIARIES

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets:
Cash and due from banks	$8,979	$8,356
Short-term investments (Note 5)	214,599	248,663

Total cash and cash equivalents	223,578	257,019

Term federal funds sold	15,000	—
Interest-bearing deposits in banks	6,117	4,941
Securities available for sale, at market value (amortized cost of $387,182 in 2003 and $367,650 in 2002)	396,936	380,022
Trading securities, at market value	67,940	36,249
Loans: (Note 6)
Mortgage loans	273,137	302,788
Other loans	13,399	16,011
Allowance for loan losses	(2,653)	(2,655)

Net loans	283,883	316,144

Premises and equipment	7,176	6,795
Accrued interest receivable	3,568	3,926
Goodwill	1,090	1,090
Current income tax asset, net	717	199
Other assets	2,528	2,598

Total assets	$1,008,533	$1,008,983

Liabilities and Stockholders’ Equity:
Deposits	$892,279	$883,928
Escrow deposits of borrowers	1,219	1,387
Deferred income taxes	1,999	2,671
Other liabilities	2,898	3,712

Total liabilities	898,395	891,698

Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,651,005 and 7,610,195 shares issued, respectively	7,651	7,610
Additional paid-in capital	54,050	53,297
Retained earnings	97,122	95,243

	158,823	156,150
Accumulated other comprehensive income: (Note 9)
Net unrealized gains on securities available for sale, net of tax effect	6,006	7,692
Treasury stock at cost, 3,306,080 and 3,026,129 shares, respectively (Notes 7 and 8)	(54,691)	(46,557)

Total stockholders’ equity	110,138	117,285

Total liabilities and stockholders’ equity	$1,008,533	$1,008,983

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
(In thousands except share data)	2003	2002
Interest and dividend income:
Mortgage loans	$4,668	$5,222
Other loans	221	387
Securities available for sale:
Mortgage-backed securities	2,216	3,900
Other securities	1,649	1,362
Trading securities	306	195
Federal funds sold	689	724
Other investments	111	160

Total interest and dividend income	9,860	11,950

Interest expense:
Deposits	4,136	5,943

Total interest expense	4,136	5,943

Net interest income	5,724	6,007
Provision for loan losses	—	—

Net interest income after provision for loan losses	5,724	6,007

Non-interest income:
Deposit account service fees	133	141
Gains (losses) on securities available for sale, net	(159)	750
Gains on trading securities, net	351	168
Other	267	177

Total non-interest income	592	1,236

Non-interest expense:
Salaries and employee benefits	1,969	1,800
Occupancy and equipment	536	473
Data processing	130	132
Professional services	108	152
Advertising and marketing	45	35
Deposit insurance	45	46
Other	396	349

Total non-interest expense	3,229	2,987

Income before income taxes	3,087	4,256
Income tax expense	1,101	1,554

Net income	$1,986	$2,702

Weighted average common shares outstanding:
Basic	4,428,159	4,724,320
Diluted	4,530,748	4,859,530
Earnings per share (in dollars):
Basic	$0.45	$0.57
Diluted	0.44	0.56

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended June 30,
(In thousands except share data)	2003	2002
Interest and dividend income:
Mortgage loans	$9,599	$10,404
Other loans	460	788
Securities available for sale:
Mortgage-backed securities	4,906	8,045
Other securities	3,142	2,593
Trading securities	569	323
Federal funds sold	1,310	1,449
Other investments	235	388

Total interest and dividend income	20,221	23,990

Interest expense:
Deposits	8,749	12,037

Total interest expense	8,749	12,037

Net interest income	11,472	11,953
Provision for loan losses	—	—

Net interest income after provision for loan losses	11,472	11,953

Non-interest income:
Deposit account service fees	270	287
Gains (losses) on securities available for sale, net	(41)	1,749
Gains on trading securities, net	273	102
Other	396	354

Total non-interest income	898	2,492

Non-interest expense:
Salaries and employee benefits	3,811	3,626
Occupancy and equipment	1,109	994
Data processing	274	260
Professional services	219	296
Advertising and marketing	70	76
Deposit insurance	90	92
Other	705	678

Total non-interest expense	6,278	6,022

Income before income taxes	6,092	8,423
Income tax expense	2,161	3,071

Net income	$3,931	$5,352

Weighted average common shares outstanding:
Basic	4,492,377	4,729,024
Diluted	4,583,407	4,860,566
Earnings per share (in dollars):
Basic	$0.88	$1.13
Diluted	0.86	1.10

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2003

(Unaudited)

(In thousands except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2002	$7,610	$53,297	$95,243	$(46,557)	$7,692	$117,285
Net Income	—	—	3,931	—	—	3,931
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,686)	(1,686)

Comprehensive income						2,245
Cash dividends paid ($0.46 per share)	—	—	(2,052)	—	—	(2,052)
Purchase of treasury stock	—	—	—	(8,096)	—	(8,096)
Purchase of company stock for deferred compensation plan (Note 8)	—	38	—	(38)	—	—

Exercise of stock options and related tax benefits	41	715	—	—	—	756

Balance at June 30, 2003	$7,651	$54,050	$97,122	$(54,691)	$6,006	$110,138

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2002

(In thousands except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Common Stock Acquired By Esop	Total
Balance at December 31, 2001	$7,495	$62,875	$99,996	$(61,749)	$6,443	$(156)	$114,904
Net income	—	—	5,352	—	—	—	5,352
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	72	—	72

Comprehensive income							5,424
Cash dividends paid ($0.44 per share)	—	—	(2,089)	—	—	—	(2,089)
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	—	2	—	—	—	2
Amortization of ESOP shares committed to be released	—	119	—	—	—	—	119
Purchase of treasury stock	—	—	—	(3,417)	—	—	(3,417)
Purchase of company stock for deferred compensation plan	—	30	—	(30)	—	—	—
Exercise of stock options and related tax benefits	74	1,501	—	—	—	—	1,575
Transfer resulting from three-for-two stock split	—	(12,045)	(10,432)	22,477	—	—	—

Balance at June 30, 2002	$7,569	$52,480	$92,829	$(42,719)	$6,515	$(156)	$116,518

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$3,931	$5,352
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	327	334
Loan interest capitalized	(6)	(18)
Tax benefit resulting from stock options exercised	189	413
Amortization of ESOP shares committed to be released	—	119
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	2
Decrease (increase) in accrued interest receivable	358	(940)
Decrease in other liabilities	(814)	(287)
Increase in current income tax asset, net	(518)	(169)
Amortization of premiums on securities, net	253	199
Net trading securities activity	(31,418)	(31,369)
(Gains) losses on securities available for sale, net	32	(1,789)
Valuation writedowns of equity securities available for sale	9	40
Gains on trading securities, net	(273)	(102)
Decrease in deferred mortgage loan origination fees, net of amortization	(285)	(88)
Deferred income tax expense	260	17
Increase in other assets	(148)	(357)
Decrease in escrow deposits of borrowers	(168)	(158)

Net cash used in operating activities	(28,271)	(28,801)

Cash flows from investing activities:
Purchases of term federal funds	(15,000)	—
Net (increase) decrease in interest-bearing bank deposits	(1,176)	2,168
Proceeds from sales of investment securities available for sale	27,086	24,662
Proceeds from maturities and redemption of investment securities available for sale	91,000	24,000
Purchases of investment securities available for sale	(195,428)	(100,422)
Purchases of mortgage-backed securities	—	(19,977)
Principal repayments of mortgage-backed securities	57,733	49,403
Principal repayments of securities available for sale	1	3
Loans originated	(37,528)	(54,288)
Loan principal payments received	70,076	56,436
Purchases of premises & equipment	(704)	(131)

Net cash used in investing activities	(3,940)	(18,146)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	8,351	24,167
Payments to acquire treasury stock	(8,134)	(3,447)
Purchase of Company stock for deferred compensation plan	38	30
Issuance of common stock under stock option plan	567	1,162
Cash dividends paid on common stock	(2,052)	(2,089)

Net cash (used in) provided by financing activities	(1,230)	19,823

Net decrease in cash and cash equivalents	(33,441)	(27,124)

Cash and cash equivalents at beginning of period	257,019	245,327

Cash and cash equivalents at end of period	$223,578	$218,203

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$8,793	$12,053
Cash paid during the period for taxes, net of refunds	2,230	2,807

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2003 and December 31, 2002, and its operating results for the three months and six months ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(2)    Stock-Based Employee Compensation

MASSBANK Corp. utilizes stock options to compensate its officers and non- employee directors under the, shareholder approved, 1994 Stock Incentive Plan (“the Plan”). Under the Plan, options to purchase MASSBANK Corp. common stock have been granted to bank officers and non-employee directors of the Company at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options are 100% vested at date of grant, and expire in 10 years. The Company accounts for the Plan using the intrinsic-value based method of accounting. Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$1,986	$2,702	$3,931	$5,352

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(18)	(36)	(37)

Pro forma net income	$1,968	$2,684	$3,895	$5,315

EARNINGS PER SHARE:
Basic—as reported	$0.45	$0.57	$0.88	$1.13
Basic—pro forma	0.44	0.57	0.87	1.12

Diluted—as reported	0.44	0.56	0.86	1.10
Diluted—pro forma	0.43	0.55	0.85	1.09

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)    Recent Accounting Pronouncements:

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

(4)    Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5)    Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2003	At December 31, 2002
Federal funds sold (overnight)	$191,379	$221,586
Money market funds	23,220	27,077

Total short-term investments	$214,599	$248,663

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(6)    Commitments

At June 30, 2003, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $10,128,000 and commitments under existing home equity lines of credit and other loans of approximately $40,888,000 which are not reflected on the consolidated balance sheet.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)    Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period reduced by the weighted average number of unallocated shares held by the Employee Stock Ownership Plan (“ESOP”). Diluted EPS reflects the effect on the weighted average shares out- standing of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The treasury shares acquired in connection with the Company’s directors deferred compensation plan are considered outstanding in the computation of earnings per share and book value per share.

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002
Denominator for basic earnings per share:
Average common shares outstanding	4,428	4,724	4,492	4,729
Dilutive common stock options	103	136	91	132

Denominator for diluted earnings per share	4,531	4,860	4,583	4,861

Numerator: Net income attributable to common shares	$1,986	$2,702	$3,931	$5,352

Earnings per share:
Basic	$0.45	$0.57	$0.88	$1.13
Diluted	0.44	0.56	0.86	1.10

(8)    Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in an irrevocable trust. At June 30, 2003 the trust held 25,200 shares of MASSBANK Corp. common stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)    Comprehensive Income

Comprehensive income is defined as “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

The term “comprehensive income” describes the total of all components of comprehensive income including net income.

The Company’s other comprehensive income and related tax effect for the six months ended June 30, 2003 and 2002 is as follows:

	For the Six Months Ended June 30, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(2,659)	$949	$(1,710)
Less: reclassification adjustment for (losses) realized in net income	(41)	17	(24)

Net unrealized losses	(2,618)	932	(1,686)

Other comprehensive loss	$(2,618)	$932	$(1,686)

	For the Six Months Ended June 30, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during period	$1,710	$(620)	$1,090
Less: reclassification adjustment for gains realized in net income	1,749	(731)	1,018

Net unrealized gains (losses)	(39)	111	72

Other comprehensive income (loss)	$(39)	$111	$72

PART I     ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company may also make written or oral forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in annual reports to stock- holders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward- looking statements include, but are not limited to, statements concerning the Company’s belief, expectations, or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks, uncertainties and other factors including but not limited to the following:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003

General

For the quarter ended June 30, 2003, MASSBANK Corp. reported net income of $1,986,000, or $0.44 in diluted earnings per share compared to net income of $2,702,000 or $0.56 in diluted earnings per share in the second quarter of 2002. The second quarter 2003 earnings of $0.44 represent an increase of $0.02 per share over the first quarter of this year. Basic earnings per share in the recent quarter were $0.45 per share compared to $0.57 per share in the second quarter of the prior year.

The decline in the Company’s net income of $716,000 in the second quarter 2003 compared to the second quarter of 2002 is primarily due to a decrease in securities gains of $726,000. In the second quarter 2003, the Company recorded net gains on securities of $192,000 compared to net securities gains of $918,000 in the same quarter last year. Additionally, earnings results reflect a decrease in net interest income of $283,000 due to the continued pressure on the Company’s net interest margin resulting from falling interest rates. Second Quarter 2003 earnings results also reflect an increase in non-interest expense of $242,000 partially offset by an increase in other non-interest income of $82,000. The Company’s income tax expense in the recent quarter declined $453,000 due to lower income before taxes and a decline in the Company’s effective income tax rate.

Net interest income

Net interest income totaled $5,724,000 in the second quarter of 2003, a decrease of $283,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended June 30, 2003 was 2.32%, a decrease from 2.49% reported in the second quarter of 2002. Average earning assets for the quarter ended June 30, 2003 increased $21.4 million to $991.0 million, from $969.7 million in the same quarter of 2002.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2003, decreased $2,090,000 or 17.5% to $9,879,000 from $11,969,000 for the three months ended June 30, 2002. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, partially offset by the higher interest income resulting from an increase of $21.4 million in average earning assets. As reflected in the table on page 17 of this report, the yield on the Company’s average earning assets in the second quarter of 2003 was 3.99%, down from 4.94% in the same quarter of 2002. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates.

	AVERAGE BALANCE SHEETS Three Months Ended June 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$231,170	$689	1.20%	$170,290	$724	1.71%
Short-term investments (2)	27,562	111	1.62	28,973	160	2.22
Investment securities (3)	213,818	1,668	3.12	147,265	1,381	3.75
Mortgage-backed securities (3)	142,812	2,216	6.21	244,318	3,900	6.39
Trading securities	79,583	306	1.54	36,443	195	2.14
Mortgage loans (1)	282,260	4,668	6.62	311,827	5,222	6.70
Other loans (1)	13,838	221	6.39	30,563	387	5.07

Total earning assets	991,043	$9,879	3.99%	969,679	$11,969	4.94%

Allowance for loan losses	(2,653)			(2,642)

Total earning assets less allowance for loan losses	988,390			967,037

Other assets	21,700			22,555

Total assets	$1,010,090			$989,592

(1)	Loans on non-accrual status are included in the average balance.
(2)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3)	Average balances include net unrealized gains on securities available for sale.

	AVERAGE BALANCE SHEETS—(continued) Three Months Ended June 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$82,356	$54	0.26%	$82,476	$89	0.43%
Savings	594,269	2,900	1.96	452,056	3,064	2.72
Time certificates of deposit	217,127	1,182	2.18	334,088	2,790	3.35

Total deposits	893,752	4,136	1.86	868,620	5,943	2.74

Other liabilities	4,569			4,669

Total liabilities	898,321			873,289

Stockholders’ equity	111,769			116,303

Total liabilities and stockholders’ equity	$1,010,090			$989,592

Net interest income (tax-equivalent basis)		5,743			6,026
Less adjustment of tax-exempt interest income		19			19

Net interest income		$5,724			$6,007

Interest rate spread			2.13%			2.20%

Net interest margin (4)			2.32%			2.49%

(4)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Interest Expense

Total interest expense for the three months ended June 30, 2003 decreased $1,807,000, or 30.4% to $4,136,000 from $5,943,000 for the three months ended June 30, 2002. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 88 basis points, from 2.74% in the second quarter of 2002 to 1.86% in the recent quarter. The decrease in deposit rates also reflects the impact of the growth in the Bank’s savings and money market account deposits replacing continued runoff in time certificates of deposit. The Company’s average deposits, as shown in the table on page 18, increased $25.1 million to $893.8 million in the second quarter of 2003, from $868.6 million in the second quarter of 2002.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There were no provisions for loan losses in the second quarter of 2003 and 2002. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At June 30, 2003, the allowance for loan losses was $2,653,000 representing 722.9% of nonaccrual loans. The Bank’s nonaccrual loans totaled $367,000 at June 30, 2003 down from $420,000 at December 31, 2002 and $403,000 at June 30, 2002. The Bank had no net loan charge-offs in the second quarter of 2003 and $1,000 in net loan charge-offs in the second quarter of 2002. Management believes that the allowance for loan losses as of June 30, 2003 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $644,000 to $592,000 in the second quarter 2003 from $1,236,000 in the comparable quarter of 2002.

In the second quarter 2003, the Company recorded net gains on securities of $192,000 compared to net securities gains of $918,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net losses on securities available for sale of $159,000 and net gains on trading securities of $351,000. Net losses on securities available for sale in the second quarter 2003 were comprised of $38,000 in gains on debt securities and $197,000 in losses on equity securities. This compares to $106,000 in gains on debt securities and $644,000 in gains on equity securities for the same quarter of 2002. The Company’s debt securities portfolio had net unrealized gains of $9.7 million as of June 30, 2003 and the Company’s equity securities portfolio had net unrealized gains of $0.1 million as of the end of the recent quarter. See page 28 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $133,000 and $267,000, respectively, for the second quarter of 2003 compared to $141,000 and $177,000, respectively, for the second quarter of 2002. The increase in other non-interest income is essentially due to the assets in the Company’s deferred compensation plan having increased in market value in the three months ended June 30, 2003 versus having depreciated in value in the same period last year. This increase is offset by an equivalent increase in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $242,000 or 8.1% to $3,229,000 for the three months ended June 30, 2003 compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense increased $169,000 or 9.4% to $1,969,000 in the recent quarter, from $1,800,000 in the comparable quarter of 2002. This increase is due primarily to the increase in deferred compensation plan expense noted under the non-interest income section above.

Occupancy and equipment expenses increased $63,000 or 13.3% to $536,000 in the recent quarter from $473,000 in the second quarter of 2002. This increase is due largely to an increase in depreciation, equipment maintenance and repairs, and snow and rubbish removal expenses.

Professional service expenses decreased by $44,000 or 28.9% to $108,000 in the second quarter of 2003 from $152,000 in the second quarter of last year. The decrease is due primarily to a reduction in legal fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, increased $54,000 or 9.6% to $616,000 for the three months ended June 30, 2003 from $562,000 for the three months ended June 30, 2002. This increase in other non- interest expenses is primarily attributable to an increase in telephone and data line charges.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $1,101,000 in the second quarter of 2003, a decrease of $453,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $3,087,000 in the recent quarter compared to $4,256,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2003 and 2002 was 35.7% and 36.5%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

General

For the six months ended June 30, 2003, the Company reported net income of $3,931,000 or $0.86 in diluted earnings per share ($0.88 in basic earnings per share) compared to net income of $5,352,000 or $1.10 in diluted earnings per share ($1.13 in basic earnings per share) for the six months ended June 30, 2002.

The decline in the Company’s net income of $1,421,000 in the first six months of 2003 compared to the first six months of 2002 is primarily due to a decrease in securities gains of $1,619,000. In the first half of 2003, the Company recorded net gains on securities of $232,000 compared to net securities gains of $1,851,000 in the first half of 2002. Additionally, earnings reflect a decrease in net interest income of $481,000 due to the continued pressure on the Company’s net interest margin resulting from falling interest rates. Earnings results for the first six months of 2003 also reflect an increase in non- interest expense of $256,000 partially offset by an increase in other non- interest income of $25,000. The Company’s income tax expense in the first half of 2003 declined $910,000 due to lower income before taxes and a decrease in the Company’s effective income tax rate.

Net Interest Income

Net interest income totaled $11,472,000 for the six months ended June 30, 2003, compared to $11,953,000 for the same period in 2002. The decrease of $481,000 is primarily attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth.

Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the six months ended June 30, 2003 was 2.33%, a decrease from 2.49% reported in the six months ended June 30, 2002. Average earning assets for the six months ended June 30, 2003 increased $26.2 million to $990.3 million, from $964.0 million in the same period of 2002.

	AVERAGE BALANCE SHEETS Six Months Ended June 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$220,224	$1,310	1.20%	$172,369	$1,449	1.70%
Short-term investments (2)	29,928	235	1.58	33,421	388	2.34
Investment securities (3)	200,607	3,183	3.17	136,361	2,636	3.87
Mortgage-backed securities (3)	158,330	4,906	6.20	250,698	8,045	6.42
Trading securities	76,318	569	1.50	30,400	323	2.13
Mortgage loans (1)	290,345	9,599	6.61	308,355	10,404	6.75
Other loans (1)	14,533	460	6.38	32,440	788	4.89

Total earning assets	990,285	$20,262	4.09%	964,044	$24,033	4.99%

Allowance for loan losses	(2,653)			(2,643)

Total earning assets less allowance for loan losses	987,632			961,401
Other assets	21,852			22,408

Total assets	$1,009,484			$983,809

(1)	Loans on non-accrual status are included in the average balance.
(2)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3)	Average balances include net unrealized gains on securities available for sale.

	AVERAGE BALANCE SHEETS—(continued) Six Months Ended June 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$82,835	$139	0.34%	$82,039	$178	0.44%
Savings	580,775	6,014	2.09	428,965	5,758	2.71
Time certificates of deposit	227,380	2,596	2.30	351,472	6,101	3.50

Total deposits	890,990	8,749	1.98%	862,476	12,037	2.81%

Other liabilities	4,849			5,033

Total liabilities	895,839			867,509
Stockholders’ equity	113,645			116,300

Total liabilities and stockholders’ equity	$1,009,484			$983,809

Net interest income (tax-equivalent basis)		11,513			11,996
Less adjustment of tax-exempt interest income		41			43

Net interest income		$11,472			$11,953

Interest rate spread			2.11%			2.18%

Net interest margin (4)			2.33%			2.49%

(4)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2003, decreased $3,771,000 or 15.7% to $20,262,000 from $24,033,000 for the six months ended June 30, 2002. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, partially offset by the higher interest income resulting from an increase of $26.2 million in average earning assets. As reflected in the table on page 22 of this report, the yield on the Company’s average earning assets in the first half of 2003 was 4.09%, down from 4.99% in the first half of 2002. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates.

Interest Expense

Total interest expense for the six months ended June 30, 2003 decreased $3,288,000, or 27.3% to $8,749,000 from $12,037,000 for the six months ended June 30, 2002. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 83 basis points, from 2.81% in the first half of 2002 to 1.98% in the first half of 2003. The decrease in deposit rates also reflects the impact of the growth in the Bank’s savings and money market account deposits replacing continued runoff in time certificates of deposit. The Company’s average deposits, as shown in the table on page 23, increased $28.5 million to $891.0 million in the first half of 2003, from $862.5 million in the first half of 2002.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. There were no provisions for loan losses in the six months ended June 30, 2003 and 2002. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information currently available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. At June 30, 2003, the allowance for loan losses was $2,653,000 representing 722.9% of nonaccrual loans. The Bank’s nonaccrual loans totaled $367,000 at June 30, 2003 down from $420,000 at December 31, 2002 and $403,000 at June 30, 2002. Net loan charge-offs for the six months ended June 20, 2003 and 2002 were $2,000 and $1,000, respectively. Management believes that the allowance for loan losses as of June 30, 2003 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $1,594,000 to $898,000 in the first half of 2003 from $2,492,000 in the first half of 2002.

In the six months ended June 30, 2003, the Company recorded net gains on securities of $232,000 compared to net securities gains of $1,851,000 in the comparable period last year. Net securities gains in the first half of 2003 consisted of net losses on securities available for sale of $41,000 and net gains on trading securities of $273,000. Net losses on securities available for sale in the first half of 2003 were comprised of $296,000 in gains on debt securities and $337,000 in losses on equity securities. This compares to $110,000 in gains on debt securities and $1,639,000 in gains on equity securities in the first half of 2002. The Company’s debt securities portfolio had net unrealized gains of $9.7 million as of June 30, 2003 and the Company’s equity securities portfolio had net unrealized gains of $0.1 million as of the end of the recent quarter. See page 28 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $270,000 and $396,000, respectively, for the six months ended June 30, 2003 compared to $287,000 and $354,000, respectively, for the six months ended June 30, 2002. The increase in other non-interest income is essentially due to the assets in the Company’s deferred compensation plan having increased in market value in the six months ended June 30, 2003 versus having depreciated in value in the same period last year. The increase in the Bank’s deferred compensation plan income of approximately $100,000 is offset by an equivalent increase in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $256,000 or 4.3% to $6,278,000 for the six months ended June 30, 2003 compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense increased $185,000 or 5.1% to $3,811,000 in the first half of 2003, from $3,626,000 in the first half of 2002. This increase is due in large part to the increase in deferred compensation plan expense noted under the non- interest income section above.

Occupancy and equipment expenses increased $115,000 or 11.6% to $1,109,000 in the six months ended June 30, 2003 from $994,000 in the six months ended June 30, 2002. This increase is due partly to an increase in depreciation, equipment maintenance and repairs, and snow and rubbish removal expenses.

Professional service expenses decreased by $77,000 or 26.0% to $219,000 in the first half of 2003 from $296,000 in the first half of last year. The decrease is due primarily to a reduction in legal fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, increased $33,000 or 3.0% to $1,139,000 for the six months ended June 30, 2003 from $1,106,000 for the six months ended June 30, 2002. This increase in other non- interest expenses is primarily attributable to an increase in telephone and data line charges.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $2,161,000 in the first half of 2003, a decrease of $910,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $6,092,000 in the first half of 2003 compared to $8,423,000 for the same period a year ago. The effective income tax rate for the six months ended June 30, 2003 and 2002 was 35.5% and 36.5%, respectively.

Financial Condition

The Company’s total assets were $1.009 billion at June 30, 2003 essentially unchanged from December 31, 2002.

Investments

At June 30, 2003, the Company’s investment portfolio, consisting of securities available for sale, trading securities, short-term investments, term federal funds sold and interest-bearing bank deposits totaled $700.6 million or 69.5% of total assets, an increase of $30.7 million or 4.6%, compared to $669.9 million representing 66.4% of total assets at December 31, 2002. The increase in investments was essentially due to an increase in trading securities of $31.7 million, consisting primarily of U.S. Treasury obligations. The Company’s investment portfolio also reflects an increase in securities available for sale of $16.9 million, term federal funds sold of $15.0 million and interest bearing bank deposits of $1.2 million. These are offset by a reduction in short term investments of $34.1 million. The increase in the Company’s securities available for sale portfolio reflects an increase in U.S. Treasury and Government agency obligations of $80.3 million partially offset by a decrease in the Company’s mortgage-backed securities portfolio due primarily to the significant prepayments received on mortgage-backed securities in this historically low interest rate environment. The mortgage-backed securities portfolio decreased $61.8 million in the first half of 2003, from $189.1 million at December 31, 2002 to $127.3 million at June 30, 2003. For further information concerning the composition, maturity and market value of the Company’s investment securities, see pages 28, 29 and 30 of this Form 10-Q. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio. Conversely, falling interest rates would generally increase the value of the portfolio.

Loans

The loan portfolio, net of allowance for loan losses, decreased $32.3 million or 10.2% in the first half of 2003. At June 30, 2003, the loan portfolio, net of allowance for loan losses, was $283.9 million representing 28.1% of total assets compared to $316.1 million representing 31.3% of total assets at December 31, 2002.

The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $271.2 million at June 30, 2003, representing 94.7% of the loan portfolio. See page 31 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2003 and year-end 2002.

Mortgage refinancing activity for the bank declined in the first half of 2003 compared to the first half of 2002 despite the current low rate environment. As a result, the Bank originated $37.5 million in loans in the first half of 2003 compared to $54.3 million in the same period last year. Refinancing activity in the six months ended June 30, 2003 resulted in significant loan payoffs for the Bank. Consequently, the Bank’s loan portfolio, net of allowance for loan losses, declined $32.3 million or 10.2% in the first six months of 2003.

Non-performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $367,000 at June 30, 2003 compared to $420,000 at December 31, 2002. This represents 0.13% of total loans at June 30, 2003. There were no provisions for loan losses in the first half of 2003 and 2002. The Bank recorded net loan charge-offs of $2,000 in the first half of 2003 compared to $1,000 in net loan charge-offs in the first half of 2002. The bank’s allowance for loan losses at June 30, 2003 totaled approximately $2.7 million representing 723% of non-accrual loans and 0.93% of total loans. The Bank believes that its allowance for loan losses is adequate to cover the risks inherent in the loan portfolio under current conditions. The Bank had no real estate acquired through foreclosure at June 30, 2003.

Deposits

Deposits have historically been the Bank’s primary source of funds for lending and investment activities. MASSBANK attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, different types of savings accounts, certificates of deposit and retirement savings plans. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank’s management attempts to manage its deposits through selective pricing and marketing. Total deposits increased $8.4 million or 0.9% to $892.3 million at June 30, 2003, from $883.9 million at December 31, 2002. This increase was primarily the result of an increase in savings and money market account deposits of $49.1 million or 8.9%, partially offset by a decrease in time certificates of deposit of $39.4 million or 15.8%. Other deposits decreased by $1.3 million during the first six months of 2003. For information concerning the composition of the Bank’s deposits at June 30, 2003 and year-end 2002, see page 34 of this Form 10-Q.

Stockholders Equity

Total stockholders’ equity decreased $7.1 million to $110.1 million at June 30, 2003, representing a book value per share of $25.20, from $117.3 million representing a book value per share of $25.45 at December 31, 2002. The change in stockholders’ equity was essentially due to the Company’s repurchase of its stock in the amount of $8.1 million, a decrease in other comprehensive income of $1.7 million and the payment of dividends to stockholders of $2.0 million. This was partially offset by the net income for the first half of 2003 of $3.9 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.8 million.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at June 30, 2003 with gross unrealized gains and losses, follows:

(In thousands) At June 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale: Debt securities:
U.S. Treasury obligations	$104,519	$1,713	$(12)	$106,220
U.S. Government agency obligations	149,979	1,236	(36)	151,179

Total	254,498	2,949	(48)	257,399

Mortgage-backed securities:
Government National Mortgage Association	12,001	815	—	12,816
Federal Home Loan Mortgage Corporation	107,640	5,943	—	113,583
Federal National Mortgage Association	529	22	—	551
Collateralized mortgage obligations	307	8	—	315

Total mortgage-backed securities	120,477	6,788	—	127,265

Total debt securities	374,975	9,737	(48)	384,664

Equity securities	12,207	625	(560)	12,272

Total securities available for sale	387,182	$10,362	$(608)	$396,936

Net unrealized gains on securities available for sale	9,754

Total securities available for sale, net	396,936

Total investment securities, net	$396,936

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At June 30, 2003	Market Value
U.S. Treasury obligations	$67,937
Investments in mutual funds	3

Total trading securities	$67,940

FINANCIAL CONDITION (continued)

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at December 31, 2002 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale: Debt securities:
U.S. Treasury obligations	$101,017	$2,229	$—	$103,246
U.S. Government agency obligations	73,044	794	—	73,838

Total	174,061	3,023	—	177,084

Mortgage-backed securities:
Government National Mortgage Association	15,613	1,178	—	16,791
Federal Home Loan Mortgage Corporation	161,167	9,857	—	171,024
Federal National Mortgage Association	788	34	—	822
Collateralized mortgage obligations	454	14	—	468

Total mortgage-backed securities	178,022	11,083	—	189,105

Total debt securities	352,083	14,106	—	366,189

Equity securities	15,567	383	(2,117)	13,833

Total securities available for sale	367,650	$14,489	$(2,117)	$380,022

Net unrealized gains on securities available for sale	12,372

Total securities available for sale, net	380,022

Total investment securities, net	$380,022

TRADING SECURITIES The market value of trading securities is as follows:
(In Thousands) At December 31, 2002				Market Value
U.S. Treasury obligations				$36,228
Marketable equity securities				19
Investments in mutual funds				2

Total trading securities				$36,249

FINANCIAL CONDITION (continued)

The amortized cost and estimated market value of debt securities available for sale by contractual maturity at June 30, 2003 and December 31, 2002 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	June 30, 2003
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$68,197	$68,788
After 1 year but within 5 years	152,261	154,306
After 5 years but within 10 years	33,997	34,261
After 10 years but within 15 years	43	44

U.S. Treasury and Government agency obligations (a)	254,498	257,399
Mortgage-backed securities	120,477	127,265

Total	$374,975	$384,664

	December 31, 2003
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$39,996	$40,443
After 1 year but within 5 years	130,021	132,522
After 5 years but within 10 years	4,000	4,075
After 10 years but within 15 years	44	44

U.S. Treasury and Government agency obligations (b)	174,061	177,084
Mortgage-backed securities	178,022	189,105

Total	$352,083	$366,189

(a)	At June 30, 2003 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $135.0 million and a market value of $136.7 million.

(b)	At December 31, 2002 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $73.0 million and a market value of $73.8 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2003	At December 31, 2002
Mortgage loans:
Residential	$271,681	$300,661
Commercial	1,885	2,348
Construction	165	654

	273,731	303,663
Premium on loans	16	20
Deferred mortgage loan origination fees	(610)	(895)

Total mortgage loans	273,137	302,788

Other loans:
Consumer:
Installment	560	798
Guaranteed education	2,777	3,293
Other secured	524	515
Home equity lines of credit	9,258	11,102
Unsecured	188	187

Total consumer loans	13,307	15,895

Commercial	92	116

Total other loans	13,399	16,011

Total loans	$286,536	$318,799

The Bank’s loan portfolio decreased $32.3 million during the first six months of 2003, from $318.8 million at December 31, 2002 to $286.5 million at June 30, 2003. Mortgage loans decreased $29.7 million and consumer loans decreased $2.6 million.

Loan originations decreased $16.8 million to $37.5 million in the first six months of 2003 compared to $54.3 million in the first six months of 2002.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2003 and 2002, and December 31, 2002:

(In thousands)	At June 30, 2003	At December 31, 2002	At June 30, 2002
Non-Performing Assets:
Non-accrual loans	$367	$420	$403
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$367	$420	$403

Allowance for loan losses	$2,653	$2,655	$2,642
Allowance as a percent of non-accrual loans	722.9%	632.1%	655.6%
Allowance as a percent of non-performing assets	722.9%	632.1%	655.6%
Non-accrual loans as a percent of total loans	0.13%	0.13%	0.12%
Non-performing assets as a percent of total assets	0.04%	0.04%	0.04%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets decreased from December 31, 2002 to June 30, 2003 as noted in the table above. The principal balance of non-accrual loans was $367,000, or approximately 0.13% of total loans at June 30, 2003.

The Bank did not have any impaired loans as of June 30, 2003.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Balance at December 31,	$2,655	$2,643
Provision for loan losses	—	—
Recoveries of loans previously charged-off	—	1
Charge-offs	(2)	(2)

Balance at June 30,	$2,653	$2,642

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

At June 30, 2003 the balance of the allowance for loan losses was $2,653,000 representing 722.9% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits increased by $8.4 million to $892.3 million at June 30, 2003 from $883.9 million at December 31, 2002.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2003	December 31, 2002
	(In thousands)
Demand and NOW	$83,984	$85,327
Savings and money market accounts	598,059	548,947
Time certificates of deposit	210,236	249,654

Total deposits	$892,279	$883,928

PART I    ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $12.3 million at June 30, 2003. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities portfolio has a market value of $384.7 million at June 30, 2003. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2003 the Bank had $214.6 million or 21.3% of total assets and $325.3 million or 32.3% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2003, the Bank had a leverage Tier I capital to total assets ratio of 10.06%, a Tier I capital to risk- weighted assets ratio of 32.81% and a total capital to risk-weighted assets ratio of 33.67%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.32%, Tier I capital to risk-weighted assets of 33.16% and total capital to risk-weighted assets of 34.03% at June 30, 2003.

PART I     ITEM 4

Controls and Procedures

MASSBANK Corp. evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Exchange Act and the rules and forms of the Securities and Exchange Commission. This evaluation was made with the participation of MASSBANK Corp.’s principal executive officer and principal financial officer as of the end of the period covered by this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that MASSANK Corp.’s disclosure controls and procedures, as defined at Exchange Act Rules 13(a)-14(c) and 15d-14(c) are effective to ensure that information required to be disclosed by MASSBANK Corp. in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in MASSBANK’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, MASSBANK’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2003, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.    Changes in Securities

Not Applicable.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 22, 2003, stockholders voted affirmatively on the following proposal:

1.)	To elect four Directors to serve until the 2006 Annual Meeting of Stockholders.

Elected at Meeting	Term

Allan S. Bufferd	3 Years
Kathleen M. Camilli	3 Years
Nancy L. Pettinelli	3 Years
Dr. Donald B. Stackhouse	3 Years

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Rule 13a—14 Certification of Chief Executive Officer.

31.2	Rule 13a—14 Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

b.	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries

(Registrant)

Date: August 13, 2003	/s/ GERARD H. BRANDI
(Signature) Gerard H. Brandi President and CEO

Date: August 13, 2003	/s/ REGINALD E. CORMIER
(Signature) Reginald E. Cormier Sr. V.P., Treasurer and CFO