Form 10-Q
period 2003-09-30
MASSBANK CORP
filed 2003-11-12
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Class: Common stock $1.00 per share.

Outstanding at October 31, 2003: 4,391,475 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets:
Cash and due from banks	$9,267	$8,356
Short-term investments (Note 5)	218,715	248,663

Total cash and cash equivalents	227,982	257,019
Interest-bearing deposits in banks	6,156	4,941
Securities available for sale, at market value (amortized cost of $433,399 in 2003 and $367,650 in 2002)	441,038	380,022
Trading securities, at market value	62,950	36,249
Loans: (Note 6)
Mortgage loans	248,915	302,788
Other loans	11,769	16,011
Allowance for loan losses	(1,605)	(2,271)

Net loans	259,079	316,528
Premises and equipment	7,100	6,795
Accrued interest receivable	4,240	3,926
Goodwill	1,090	1,090
Income tax receivable, net	84	199
Other assets	5,406	2,598

Total assets	$1,015,125	$1,009,367
Liabilities and Stockholders’ Equity:
Deposits	$898,982	$883,928
Escrow deposits of borrowers	1,204	1,387
Deferred income taxes	1,218	2,671
Allowance for loan losses on off-balance sheet credit exposures	610	384
Other liabilities	2,814	3,712

Total liabilities	904,828	892,082
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,665,780 and 7,610,195 shares issued, respectively	7,666	7,610
Additional paid-in capital	53,869	52,820
Retained earnings	98,254	95,243

	159,789	155,673
Accumulated other comprehensive income: (Note 9)
Net unrealized gains on securities available for sale, net of tax effect	4,684	7,692
Treasury stock at cost, 3,280,880 and 3,002,129 shares, respectively	(54,176)	(46,080)
Shares held in rabbi trust at cost 25,200 and 24,000 shares, respectively (Note 8)	(515)	(477)
Deferred compensation obligation (Note 8)	515	477

Total stockholders’ equity	110,297	117,285

Total liabilities and stockholders’ equity	$1,015,125	$1,009,367

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
(In thousands except share data)	2003	2002
Interest and dividend income:
Mortgage loans	$4,343	$5,166
Other loans	199	297
Securities available for sale:
Mortgage-backed securities	1,783	3,625
Other securities	2,050	1,511
Trading securities	261	158
Federal funds sold	491	822
Other investments	99	149

Total interest and dividend income	9,226	11,728

Interest expense:
Deposits	3,622	5,602

Total interest expense	3,622	5,602

Net interest income	5,604	6,126
Provision for loan losses	(450)	—

Net interest income after provision for loan losses	6,054	6,126

Non-interest income:
Deposit account service fees	112	140
Gains (losses) on securities available for sale, net	206	(80)
Gains (losses) on trading securities, net	(134)	30
Other	159	107

Total non-interest income	343	197

Non-interest expense:
Salaries and employee benefits	1,916	1,734
Occupancy and equipment	570	497
Data processing	126	134
Professional services	86	128
Advertising and marketing	21	53
Deposit insurance	45	45
Other	369	339

Total non-interest expense	3,133	2,930

Income before income taxes	3,264	3,393
Income tax expense	1,127	1,183

Net income	$2,137	$2,210

Weighted average common shares outstanding:
Basic	4,378,050	4,669,659
Diluted	4,490,325	4,795,193
Earnings per share (in dollars):
Basic	$0.49	$0.47
Diluted	0.48	0.46

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended September 30,
(In thousands except share data)	2003	2002
Interest and dividend income:
Mortgage loans	$13,942	$15,570
Other loans	659	1,085
Securities available for sale:
Mortgage-backed securities	6,689	11,670
Other securities	5,192	4,104
Trading securities	830	481
Federal funds sold	1,801	2,271
Other investments	334	537

Total interest and dividend income	29,447	35,718

Interest expense:
Deposits	12,371	17,639

Total interest expense	12,371	17,639

Net interest income	17,076	18,079
Provision for loan losses	(450)	—

Net interest income after provision for loan losses	17,526	18,079

Non-interest income:
Deposit account service fees	382	427
Gains on securities available for sale, net	165	1,669
Gains on trading securities, net	139	132
Other	555	461

Total non-interest income	1,241	2,689

Non-interest expense:
Salaries and employee benefits	5,727	5,360
Occupancy and equipment	1,679	1,491
Data processing	400	394
Professional services	305	424
Advertising and marketing	91	129
Deposit insurance	135	137
Other	1,074	1,017

Total non-interest expense	9,411	8,952

Income before income taxes	9,356	11,816
Income tax expense	3,288	4,254

Net income	$6,068	$7,562

Weighted average common shares outstanding:
Basic	4,453,849	4,709,018
Diluted	4,552,039	4,838,536
Earnings per share (in dollars):
Basic	$1.36	$1.61
Diluted	1.33	1.56

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2003 (unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME	TREASURY STOCK	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2002	$7,610	$52,820	$95,243	$7,692	$(46,080)	$(477)	$477	$117,285
Net Income	—	—	6,068	—	—	—	—	6,068
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	(3,008)	—	—	—	(3,008)

Comprehensive income								3,060
Cash dividends paid ($0.69 per share)	—	—	(3,057)	—	—	—	—	(3,057)
Purchase of treasury stock	—	—	—	—	(8,096)	—	—	(8,096)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(38)	38	—
Exercise of stock options and related tax benefits	56	1,049	—	—	—	—	—	1,105

Balance at September 30, 2003	$7,666	$53,869	$98,254	$4,684	$(54,176)	$(515)	$515	$110,297

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2002

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPEN. OBLIG.	COMMON STOCK ACQUIRED BY ESOP	TOTAL
Balance at December 31, 2001	$7,495	$62,453	$99,996	$(61,327)	$6,443	$(422)	$422	$(156)	$114,904
Net income	—	—	7,562	—	—	—	—	—	7,562
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	727	—	—	—	727

Comprehensive income						—	—	—	8,289
Cash dividends paid ($0.66 per share)	—	—	(3,115)	—	—	—	—	—	(3,115)
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	—	3	—	—	—	—	—	3
Amortization of ESOP shares committed to be released	—	183	—	—	—	—	—	—	183
Purchase of treasury stock	—	—	—	(4,346)	—	—	—	—	(4,346)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(36)	36	—	—
Exercise of stock options and related tax benefits	82	1,669	—	—	—	—	—	—	1,751
Transfer resulting from three-for-two stock split	—	(12,045)	(10,432)	22,477	—	—	—	—	—

Balance at September 30, 2002	$7,577	$52,260	$94,014	$(43,196)	$7,170	$(458)	$458	$(156)	$117,669

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$6,068	$7,562
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	530	501
Loan interest capitalized	(7)	(21)
Tax benefit resulting from stock options exercised	304	439
Amortization of ESOP shares committed to be released	—	183
Tax benefit resulting from dividends paid on unallocated shares held by the ESOP	—	3
Increase in accrued interest receivable	(314)	(248)
Decrease in other liabilities	(898)	(112)
Decrease in income tax receivable, net	115	5
Amortization of premiums on securities, net	394	325
Net trading securities activity	(26,469)	(25,202)
Gains on securities available for sale, net	(174)	(1,736)
Valuation writedowns of equity securities available for sale	9	67
Gains on trading securities, net	(139)	(132)
Decrease in deferred mortgage loan origination fees, net of amortization	(492)	(185)
Deferred income tax expense (benefit)	273	(51)
(Increase) decrease in other assets	(390)	41
Provision for loan losses	(450)	—
Transfer from allowance for loan losses	(226)	(231)
Transfer to allowance for loan losses on off-balance sheet credit exposures	226	231
Decrease in escrow deposits of borrowers	(183)	(3)

Net cash used in operating activities	(21,823)	(18,564)

Cash flows from investing activities:
Purchases of term federal funds	(15,000)	—
Proceeds from maturities of term federal funds	15,000	—
Net (increase) decrease in interest-bearing bank deposits	(1,215)	2,388
Proceeds from sales of investment securities available for sale	28,792	43,683
Proceeds from maturities and redemption of investment securities available for sale	121,000	53,000
Purchases of investment securities available for sale	(292,179)	(166,475)
Purchases of mortgage-backed securities	(9,937)	(19,977)
Principal repayments of mortgage-backed securities	83,832	69,002
Principal repayments of securities available for sale	2	5
Loans originated	(67,948)	(75,839)
Loan principal payments received	126,562	79,444
Purchases of premises & equipment	(825)	(284)

Net cash used in investing activities	(11,916)	(15,053)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	15,054	29,803
Payments to acquire treasury stock	(8,096)	(4,346)
Issuance of common stock under stock option plan	801	1,312
Cash dividends paid on common stock	(3,057)	(3,115)

Net cash provided by financing activities	4,702	23,654

Net decrease in cash and cash equivalents	(29,037)	(9,963)
Cash and cash equivalents at beginning of period	257,019	245,327

Cash and cash equivalents at end of period	$227,982	$235,364

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$12,430	$17,683
Cash paid during the period for taxes, net of refunds	2,596	3,857

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2003 and December 31, 2002, and its operating results for the three months and nine months ended September 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income, as reported	$2,137	$2,210	$6,068	$7,562
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(19)	(54)	(56)

Pro forma net income	$2,119	$2,191	$6,014	$7,506

EARNINGS PER SHARE:
Basic - as reported	$0.49	$0.47	$1.36	$1.61
Basic - pro forma	0.48	0.47	1.35	1.59

Diluted - as reported	0.48	0.46	1.33	1.56
Diluted - pro forma	0.47	0.46	1.32	1.55

(3) Recent Accounting Pronouncements:

In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for MASSBANK Corp. beginning with the fiscal period ending December 31, 2002. Because the Company plans to continue its accounting for stock-based compensation using the intrinsic-value based method of accounting, the adoption of SFAS No. 148 is not expected to have a material impact on results of operations or financial position. See Note 2 of the Condensed Notes to the Consolidated Financial Statements for required disclosure.

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At September 30, 2003	At December 31, 2002
Federal funds sold (overnight)	$195,437	$221,586
Money market funds	23,278	27,077

Total short-term investments	$218,715	$248,663

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(6) Commitments

At September 30, 2003, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,529,000 and commitments under existing home equity lines of credit and other loans of approximately $42,260,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At September 30, 2003 this allowance which is shown separately on the balance sheet totaled $610,000.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period reduced by the weighted average number of unallocated shares held by the Employee Stock Ownership Plan (“ESOP”). There were no unallocated shares held by the ESOP in 2003.

Diluted EPS reflects the effect on the weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The shares acquired in connection with the Company’s directors deferred compensation plan are considered outstanding in the computation of earnings per share and book value per share.

Earnings per share was calculated as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Denominator for basic earnings per share:
Average common shares outstanding	4,378	4,670	4,454	4,709
Dilutive common stock options	112	125	98	130

Denominator for diluted earnings per share	4,490	4,795	4,552	4,839

Numerator: Net income attributable to common shares	$2,137	$2,210	$6,068	$7,562

Earnings per share:
Basic	$0.49	$0.47	$1.36	$1.61
Diluted	0.48	0.46	1.33	1.56

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At September 30, 2003 the trust held 25,200 shares of MASSBANK Corp. common stock which were purchased in the open market over a period of time. The deferred compensation obligation of the plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The term “comprehensive income” describes the total of all components of comprehensive income including net income.

The Company’s other comprehensive income and related tax effect for the nine months ended September 30, 2003 and 2002 is as follows:

	For the Nine Months Ended September 30, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(4,569)	$1,657	$(2,912)
Less: reclassification adjustment for gains realized in net income	165	(69)	96

Net unrealized losses	(4,734)	1,726	(3,008)

Other comprehensive loss	$(4,734)	$1,726	$(3,008)

	For the Nine Months Ended September 30, 2002
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Unrealized gains on securities:
Unrealized holding gains arising during period	$2,617	$(917)	$1,700
Less: reclassification adjustment for gains realized in net income	1,669	(696)	973

Net unrealized gains	948	(221)	727

Other comprehensive income	$948	$(221)	$727

PART I.    ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

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

Provision for Loan Losses and Off-balance Sheet Credit Exposures

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various types of loans based on loss experience factors and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Any significant change in these assumptions and conditions could result in either higher or lower than estimated loan losses that could adversely or positively affect the Company’s earnings results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. This could adversely affect the Company’s earnings results.

The provision for loan losses on off-balance sheet credit exposures represents a charge against current earnings (reported in other non-interest expense) and an addition to the allowance for loan losses on off-balance sheet credit exposures. In determining the amount to provide for loan losses, the key factor is the adequacy of the balance of the allowance. The allowance is maintained based on loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Investment Securities Other Than Temporarily Impaired

Management judgment is involved in evaluating the nature of declines in value of individual investment securities held by the Company. Declines that are deemed other than temporary are recognized in the income statement through write-downs in the recorded value of the affected securities. Management considers many factors in their analysis, such as the financial condition, earnings capacity and near term prospects of the company in which MASSBANK has invested and the length of time and extent to which market value has been less than cost. Whenever a debt or equity security is deemed to be “other than temporarily impaired” due to a fundamental deterioration in its financial condition as determined by management’s analysis, it is written down to its current fair market value. If “due to general market conditions” an investment security declines in price by a certain percentage from its cost for more than a specified period of time, it is written down to its current fair market value In addition to any fundamental deterioration of particular securities which could cause an impairment writedown, unfavorable changes in market conditions could also cause an increase in the Company’s impairment writedowns of investment securities. This would result in an adverse impact on the Company’s earnings.

Results of Operations for the three months ended September 30, 2003

General

For the quarter ended September 30, 2003, MASSBANK Corp. reported net income of $2,137,000, or $0.48 in diluted earnings per share compared to net income of $2,210,000 or $0.46 in diluted earnings per share in the third quarter of 2002. Basic earnings per share in the recent quarter were $0.49 per share compared to $0.47 per share in the third quarter of the prior year. This represents an increase of $0.04 in both basic and diluted earnings per share over the second quarter of this year. The Company’s favorable earnings per share (“EPS”) performance in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company’s repurchase of 377,251 shares of its common stock in the last twelve months pursuant to its stock repurchase program.

The Company’s net income in the third quarter 2003 compared to the same quarter of 2002 includes a negative provision for loan losses of $450,000 due to a decline in the loan portfolio and an improvement in loan quality. The loan portfolio totaled $260.7 million at September 30, 2003 reflecting a decrease of $66.9 million or 20.4% from $327.6 million at September 30, 2002. Additionally, earnings results reflect a decrease in net interest income of $522,000 due to a decline in net interest margin resulting largely from prepayments of mortgage loans and mortgage-backed securities due to lower interest rates compared to the same quarter last year. Third quarter 2003 earnings results also reflect an increase in non-interest expense of $203,000 partially offset by an increase in other non-interest income of $146,000. The Company’s income tax expense in the recent quarter declined $56,000 due to lower income before taxes and a decline in the Company’s effective income tax rate.

Net interest income

Net interest income totaled $5,604,000 in the third quarter of 2003, a decrease of $522,000 from the same quarter a year ago. This decrease was principally attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended September 30, 2003 was 2.28%, a decrease from 2.51% reported in the third quarter of 2002. Average earning assets for the quarter ended September 30, 2003 increased $8.9 million to $987.3 million, from $978.5 million in the same quarter of 2002.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2003, decreased $2,506,000 or 21.3% to $9,245,000 from $11,751,000 for the three months ended September 30, 2002. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, partially offset by the higher interest income resulting from an increase of $8.9 million in average earning assets. As reflected in the table on page 17 of this report, the yield on the Company’s average earning assets in the third quarter of 2003 was 3.75%, down from 4.80% in the same quarter of 2002. The reduction in yield on the Company’s average earning assets is primarily attributable to prepayments of mortgage loans and mortgage-backed securities due to lower market interest rates compared to the same quarter a year ago.

AVERAGE BALANCE SHEETS

	Three Months Ended September 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$203,631	$491	0.96%	$191,941	$822	1.70%
Short-term investments (2)	29,371	99	1.34	28,684	149	2.06
Investment securities (3)	301,938	2,069	2.74	170,042	1,534	3.61
Mortgage-backed securities (3)	114,535	1,783	6.23	229,751	3,625	6.31
Trading securities	67,106	261	1.56	29,764	158	2.12
Mortgage loans (1)	258,297	4,343	6.73	310,000	5,166	6.67
Other loans (1)	12,462	199	6.33	18,273	297	6.44

Total earning assets	987,340	$9,245	3.75%	978,455	$11,751	4.80%

Allowance for loan losses	(2,020)			(2,479)

Total earning assets less allowance for loan losses	985,320			975,976

Other assets	23,553			22,247

Total assets	$1,008,873			$998,223

(1)	Loans on non-accrual status are included in the average balance.
(2)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3)	Average balances include net unrealized gains on securities available for sale.

AVERAGE BALANCE SHEETS - (continued)

	Three Months Ended September 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Liabilities:
Deposits:
Demand and NOW	$85,040	$57	0.27%	$83,404	$95	0.45%
Savings	606,763	2,518	1.65	494,035	3,224	2.59
Time certificates of deposit	204,842	1,047	2.03	297,927	2,283	3.04

Total deposits	896,645	3,622	1.60	875,366	5,602	2.54

Other liabilities	4,408			5,444

Total liabilities	901,053			880,810
Stockholders’ equity	107,820			117,413

Total liabilities and stockholders’ equity	$1,008,873			$998,223

Net interest income (tax-equivalent basis)		5,623			6,149
Less adjustment of tax-exempt interest income		19			23

Net interest income		$5,604			$6,126

Interest rate spread			2.15%			2.26%

Net interest margin (4)			2.28%			2.51%

(4)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Results of Operations for the three months ended September 30, 2003 (continued)

Interest Expense

Total interest expense for the three months ended September 30, 2003 decreased $1,980,000, or 35.3% to $3,622,000 from $5,602,000 for the three months ended September 30, 2002. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 94 basis points, from 2.54% in the third quarter of 2002 to 1.60% in the recent quarter. The decrease in deposit rates also reflects the impact of the growth in the Bank’s savings deposits replacing continued runoff in time certificates of deposit. The Company’s average deposits, as shown in the table on page 18, increased $21.3 million to $896.6 million in the third quarter of 2003, from $875.4 million in the third quarter of 2002.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. However, in the third quarter 2003, the Company recorded a negative provision for loan losses of $450,000 due to a decline in the loan portfolio and an improvement in loan quality.

At September 30, 2003, the allowance for loan losses was $1,605,000 representing 685.9% of nonaccrual loans. The Bank’s nonaccrual loans totaled $234,000 at September 30, 2003 down from $420,000 at December 31, 2002 and $327,000 at September 30, 2002. The Bank had net recoveries on loans of $12,000 in the third quarter of 2003 compared to $1,000 in net loan charge-offs in the third quarter of 2002. Management believes that the allowance for loan losses as of September 30, 2003 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $146,000 to $343,000 in the third quarter 2003 from $197,000 in the comparable quarter of 2002.

In the third quarter 2003, the Company recorded net gains on securities of $72,000 compared to net securities losses of $50,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $206,000 and net losses on trading securities of $134,000. Net gains on securities available for sale in the third quarter 2003 were comprised of $205,000 in gains on equity securities and $1,000 in gains on debt securities. This compares to $234,000 in gains on debt securities and $314,000 in losses on equity securities for the same quarter of 2002. The Company’s debt securities portfolio had net unrealized gains of $7.4 million as of September 30, 2003 and the Company’s equity securities portfolio had net unrealized gains of $0.2 million as of the end of the recent quarter. See page 28 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $112,000 and $159,000, respectively, for the third quarter of 2003 compared to $140,000 and $107,000, respectively, for the third quarter of 2002. The increase in other non-interest income is essentially due to the assets in the Company’s deferred compensation plan having increased in market value in the three months ended September 30, 2003 versus having depreciated in value in the same period last year. This increase is offset by an equivalent increase in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $203,000 or 6.9% to $3,133,000 for the three months ended September 30, 2003 compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense increased $182,000 or 10.5% to $1,916,000 in the recent quarter, from $1,734,000 in the comparable quarter of 2002. This increase is due primarily to the increase in deferred compensation plan expense noted under the non-interest income section above and an increase in salaries of $83,000 or 6.2%.

Occupancy and equipment expenses increased $73,000 or 14.7% to $570,000 in the recent quarter from $497,000 in the third quarter of 2002. This increase is due largely to an increase in depreciation expense.

Professional service expenses decreased by $42,000 or 32.8% to $86,000 in the third quarter of 2003 from $128,000 in the third quarter of last year. The decrease is due primarily to a reduction in legal fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, decreased $10,000 or 1.8% to $561,000 for the three months ended September 30, 2003 from $571,000 for the three months ended September 30, 2002.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $1,127,000 in the third quarter of 2003, a decrease of $56,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $3,264,000 in the recent quarter compared to $3,393,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2003 and 2002 was 34.5% and 34.9%, respectively.

Results of Operations for the nine months ended September 30, 2003

General

For the nine months ended September 30, 2003, the Company reported net income of $6,068,000 or $1.33 in diluted earnings per share ($1.36 in basic earnings per share) compared to net income of $7,562,000 or $1.56 in diluted earnings per share ($1.61 in basic earnings per share) for the nine months ended September 30, 2002.

The decline in the Company’s net income of $1,494,000 in the first nine months of 2003 compared to the first nine months of 2002 is primarily due to a decrease in securities gains of $1,497,000 and a decrease in net interest income of $1,003,000. In the first nine months of 2003, the Company recorded net gains on securities of $304,000 compared to net securities gains of $1,801,000 in the first nine months of 2002. Additionally, the Company’s net interest income decreased due to a decline in net interest margin resulting largely from prepayments of mortgage loans and mortgage-backed securities due to lower interest rates compared to the same quarter last year. Earnings results for the first nine months of 2003 also reflect an increase in non-interest expense of $459,000 partially offset by an increase in other non-interest income of $49,000. The Company’s income tax expense in the first nine months of 2003 declined $966,000 due to lower income before taxes and a decrease in the Company’s effective income tax rate.

Net Interest Income

Net interest income totaled $17,076,000 for the nine months ended September 30, 2003, compared to $18,079,000 for the same period in 2002. The decrease of $1,003,000 is primarily attributable to a decline in net interest margin, partially offset by the positive effect of average earning asset growth.

Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the nine months ended September 30, 2003 was 2.31%, a decrease from 2.50% reported in the nine months ended September 30, 2002. Average earning assets for the nine months ended September 30, 2003 increased $20.4 million to $989.3 million, from $968.9 million in the same period of 2002.

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$214,632	$1,801	1.12%	$178,964	$2,271	1.70%
Short-term investments (2)	29,741	334	1.50	31,824	537	2.26
Investment securities (3)	234,755	5,252	2.98	147,712	4,169	3.76
Mortgage-backed securities (3)	143,571	6,689	6.21	243,639	11,670	6.39
Trading securities	73,213	830	1.52	30,186	481	2.12
Mortgage loans (1)	279,545	13,942	6.65	308,910	15,570	6.72
Other loans (1)	13,835	659	6.36	27,666	1,085	5.24

Total earning assets	989,292	$29,507	3.98%	968,901	$35,783	4.92%

Allowance for loan losses	(2,182)			(2,485)

Total earning assets less allowance for loan losses	987,110			966,416

Other assets	22,425			22,353

Total assets	$1,009,535			$988,769

(1)	Loans on non-accrual status are included in the average balance.
(2)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.
(3)	Average balances include net unrealized gains on securities available for sale.

AVERAGE BALANCE SHEETS - (continued)

	Nine Months Ended September 30,
	2003			2002
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$83,578	$196	0.31%	$82,499	$273	0.44%
Savings	589,533	8,533	1.94	450,894	8,983	2.66
Time certificates of deposit	219,784	3,642	2.22	333,427	8,383	3.36

Total deposits	892,895	12,371	1.85%	866,820	17,639	2.72%

Other liabilities	4,958			5,274

Total liabilities	897,853			872,094
Stockholders’ equity	111,682			116,675

Total liabilities and stockholders’ equity	$1,009,535			$988,769
Net interest income (tax-equivalent basis)		17,136			18,144
Less adjustment of tax-exempt interest income		60			65

Net interest income		$17,076			$18,079

Interest rate spread			2.13%			2.20%

Net interest margin (4)			2.31%			2.50%

(4)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the nine months ended September 30, 2003, decreased $6,276,000 or 17.5% to $29,507,000 from $35,783,000 for the nine months ended September 30, 2002. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, partially offset by the higher interest income resulting from an increase of $20.4 million in average earning assets. As reflected in the table on page 22 of this report, the yield on the Company’s average earning assets in the first nine months of 2003 was 3.98%, down from 4.92% in the first nine months of 2002. The reduction in yield on the Company’s average earning assets is primarily attributable to prepayments of mortgage loans and mortgage-backed securities due to lower market interest rates compared to the same quarter a year ago.

Interest Expense

Total interest expense for the nine months ended September 30, 2003 decreased $5,268,000, or 29.9% to $12,371,000 from $17,639,000 for the nine months ended September 30, 2002. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds, partially offset by an increase in interest expense due to higher average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 87 basis points, from 2.72% in the first nine months of 2002 to 1.85% in the first nine months of 2003. The decrease in deposit rates also reflects the impact of the growth in the Bank’s savings deposits replacing continued runoff in time certificates of deposit. The Company’s average deposits, as shown in the table on page 23, increased $26.1 million to $892.9 million in the first nine months of 2003, from $866.8 million in the first nine months of 2002.

Provision for Loan Losses

The provision for loan losses represents a charge against current earnings and an addition to the allowance for loan losses. However, in the first nine months of 2003, the Company recorded a negative provision for loan losses of $450,000 due to a decline in the loan portfolio and an improvement in loan quality. At September 30, 2003, the allowance for loan losses was $1,605,000 representing 685.9% of nonaccrual loans. The Bank’s nonaccrual loans totaled $234,000 at September 30, 2003 down from $420,000 at December 31, 2002 and $327,000 at September 30, 2002. The Bank had net loan recoveries of $10,000 in the first nine months of 2003 compared to $2,000 in net loan charge-offs in the first nine months of 2002. Management believes that the allowance for loan losses as of September 30, 2003 is adequate to cover the risks inherent in the loan portfolio under current conditions.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $1,448,000 to $1,241,000 in the first nine months of 2003 from $2,689,000 in the first nine months of 2002.

In the nine months ended September 30, 2003, the Company recorded net gains on securities of $304,000 compared to net securities gains of $1,801,000 in the comparable period last year. Net securities gains in the first nine months of 2003 consisted of net gains on securities available for sale of $165,000 and net gains on trading securities of $139,000. Net gains on securities available for sale in the first nine months of 2003 were comprised of $297,000 in gains on debt securities and $132,000 in losses on equity securities. This compares to $344,000 in gains on debt securities and $1,325,000 in gains on equity securities in the first nine months of 2002. The Company’s debt securities portfolio had net unrealized gains of $7.4 million as of September 30, 2003 and the Company’s equity securities portfolio had net unrealized gains of $0.2 million as of the end of the recent quarter. See page 28 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $382,000 and $555,000, respectively, for the nine months ended September 30, 2003 compared to $427,000 and $461,000, respectively, for the nine months ended September 30, 2002. The increase in other non-interest income is essentially due to the assets in the Company’s deferred compensation plan having increased in market value in the nine months ended September 30, 2003 versus having depreciated in value in the same period last year. The increase in the Bank’s deferred compensation plan income of $192,000 is offset by an equivalent increase in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $459,000 or 5.1% to $9,411,000 for the nine months ended September 30, 2003 compared to the same period in 2002.

Salaries and employee benefits, the largest component of non-interest expense increased $367,000 or 6.8% to $5,727,000 in the first nine months of 2003, from $5,360,000 in the first nine months of 2002. This increase is due in large part to the increase in deferred compensation plan expense noted under the non-interest income section above and an increase in salaries of $105,000 or 2.6%.

Occupancy and equipment expenses increased $188,000 or 12.6% to $1,679,000 in the nine months ended September 30, 2003 from $1,491,000 in the nine months ended September 30, 2002. This increase is due partly to an increase in depreciation, equipment maintenance and repairs, and snow and rubbish removal expenses.

Professional service expenses decreased by $119,000 or 28.1% to $305,000 in the first nine months of 2003 from $424,000 in the first nine months of last year. The decrease is due primarily to a reduction in legal fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, increased $23,000 or 1.4% to $1,700,000 for the nine months ended September 30, 2003 from $1,677,000 for the nine months ended September 30, 2002.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $3,288,000 in the first nine months of 2003, a decrease of $966,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $9,356,000 in the first nine months of 2003 compared to $11,816,000 for the same period a year ago. The effective income tax rate for the nine months ended September 30, 2003 and 2002 was 35.1% and 36.0%, respectively.

Financial Condition

The Company’s total assets were $1.015 billion at September 30, 2003, an increase of $5.8 million or less than 1% from $1.009 billion at December 31, 2002.

Investments

At September 30, 2003, the Company’s investment portfolio, consisting of securities available for sale, trading securities, short-term investments, and interest-bearing bank deposits totaled $728.9 million representing 71.8% of total assets, an increase of $59.0 million or 8.8%, compared to $669.9 million representing 66.4% of total assets at December 31, 2002. The increase in investments was essentially due to an increase in securities available for sale of $61.0 million, consisting primarily of U.S. Treasury and U.S. Government agency securities and an increase in trading securities of $26.7 million consisting primarily of U.S. Treasury obligations. The Company’s investment portfolio also reflects an increase in interest bearing bank deposits of $1.2 million. These are partially offset by a reduction in short term investments of $29.9 million. The increase in the Company’s securities available for sale portfolio reflects an increase in U.S. Treasury and Government agency obligations of $142.6 million partially offset by a decrease of $79.1 million in the Company’s mortgage-backed securities portfolio due primarily to the significant prepayments received on mortgage-backed securities in this historically low interest rate environment and a decrease of $2.5 million in equity securities. For further information concerning the composition, maturity and market value of the Company’s investment securities, see pages 28, 29 and 30 of this Form 10-Q. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio. Conversely, falling interest rates would generally increase the value of the portfolio.

Loans

The loan portfolio, net of allowance for loan losses, decreased $57.4 million or 18.1% in the first nine months of 2003 due to significant prepayments. At September 30, 2003, the loan portfolio, net of allowance for loan losses, was $259.1 million representing 25.5% of total assets compared to $316.5 million representing 31.3% of total assets at December 31, 2002.

The majority of loans in the portfolio are residential mortgages. Residential mortgages amounted to $247.1 million at September 30, 2003, representing 94.8% of the loan portfolio. See page 31 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2003 and year-end 2002.

Mortgage activity for the bank declined in the first nine months of 2003 compared to the first nine months of 2002 despite the current low rate environment. As a result, the Bank originated $67.9 million in loans in the first nine months of 2003 compared to $75.8 million in the same period last

Financial Condition (continued)

year. Prepayment activity in the nine months ended September 30, 2003 resulted in significant loan payoffs for the Bank. Consequently, the Bank’s loan portfolio, net of allowance for loan losses, declined $57.4 million or 18.1% in the first nine months of 2003.

Non-performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $234,000 at September 30, 2003 compared to $420,000 at December 31, 2002. This represents 0.09% of total loans at September 30, 2003. The bank’s allowance for loan losses at September 30, 2003 totaled approximately $1.6 million representing 686% of non-accrual loans and 0.62% of total loans. In addition, the Bank’s allowance for loan losses on off-balance sheet credit exposures totaled $610,000 at September 30, 2003 compared to $384,000 at December 31, 2002. The Bank had no real estate acquired through foreclosure at September 30, 2003.

Deposits

Deposits have historically been the Bank’s primary source of funds for lending and investment activities. MASSBANK attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, different types of savings accounts, certificates of deposit and retirement savings plans. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank’s management attempts to manage its deposits through selective pricing and marketing. Total deposits increased $15.1 million or 1.7% to $899.0 million at September 30, 2003, from $883.9 million at December 31, 2002. This increase was primarily the result of an increase in savings and money market account deposits of $66.0 million or 12.0%, partially offset by a decrease in time certificates of deposit of $49.8 million or 20.0%. Other deposits decreased by $1.1 million during the first nine months of 2003. For information concerning the composition of the Bank’s deposits at September 30, 2003 and year-end 2002, see page 34 of this Form 10-Q.

Stockholders Equity

Total stockholders’ equity decreased $7.0 million to $110.3 million at September 30, 2003, representing a book value per share of $25.16, from $117.3 million representing a book value per share of $25.45 at December 31, 2002. The change in stockholders’ equity was essentially due to the Company’s repurchase of its stock in the amount of $8.1 million, a decrease in other comprehensive income of $3.0 million and the payment of dividends to stockholders of $3.1 million. This was partially offset by the net income for the first nine months of 2003 of $6.1 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $1.1 million.

Stock Repurchases

The Company did not repurchase any shares in the third quarter of 2003 since the stock repurchase program approved by the Board of Directors in January 2003 was completed in the second quarter of 2003. The Company repurchased a total of 278,751 shares in the first nine months of 2003, at an average price of $29.05 per share. The total cash used for the repurchases was $8.1 million. Total shares outstanding at September 30, 2003 were 4,384,900 shares compared to 4,608,066 shares at December 31, 2002 and 4,673,700 shares at September 30, 2002.

Dividends Paid

The Company paid cash dividends of $0.23 per share in the third quarter of 2003. Total cash dividends paid in the third quarter was $1.0 million. Dividends paid in 2003 year-to-date were $0.69 per share. Total cash dividends paid in 2003 year-to-date were $3.1 million.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at September 30, 2003 with gross unrealized gains and losses, follows:

(In thousands) At September 30, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$120,858	$1,415	$(46)	$122,227
U.S. Government agency obligations	197,045	828	(413)	197,460

Total	317,903	2,243	(459)	319,687

Mortgage-backed securities:
Government National Mortgage Association	10,465	665	—	11,130
Federal Home Loan Mortgage Corporation	93,432	4,977	—	98,409
Federal National Mortgage Association	239	10	—	249
Collateralized mortgage obligations	256	6	—	262

Total mortgage-backed securities	104,392	5,658	—	110,050

Total debt securities	422,295	7,901	(459)	429,737

Equity securities	11,104	678	(481)	11,301

Total securities available for sale	433,399	$8,579	$(940)	$441,038

Net unrealized gains on securities available for sale	7,639

Total securities available for sale, net	441,038

Total investment securities, net	$441,038

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At September 30, 2003				Market Value
U.S. Treasury obligations				$62,668
Equity Securities				279
Investments in mutual funds				3

Total trading securities				$62,950

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2002 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$101,017	$2,229	$—	$103,246
U.S. Government agency obligations	73,044	794	—	73,838

Total	174,061	3,023	—	177,084

Mortgage-backed securities:
Government National Mortgage Association	15,613	1,178	—	16,791
Federal Home Loan Mortgage Corporation	161,167	9,857	—	171,024
Federal National Mortgage Association	788	34	—	822
Collateralized mortgage obligations	454	14	—	468

Total mortgage-backed securities	178,022	11,083	—	189,105

Total debt securities	352,083	14,106	—	366,189

Equity securities	15,567	383	(2,117)	13,833

Total securities available for sale	367,650	$14,489	$(2,117)	$380,022

Net unrealized gains on securities available for sale	12,372

Total securities available for sale, net	380,022

Total investment securities, net	$380,022

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At December 31, 2002				Market Value
U.S. Treasury obligations				$36,228
Equity securities				19
Investments in mutual funds				2

Total trading securities				$36,249

Investments (continued)

The amortized cost and estimated market value of debt securities available for sale by contractual maturity at September 30, 2003 and December 31, 2002 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	September 30, 2003
	Available for Sale
Maturing:	Amortized Cost	Market Value

	(In thousands)
Within 1 year	$59,220	$59,616
After 1 year but within 5 years	216,644	218,259
After 5 years but within 10 years	41,997	41,769
After 10 years but within 15 years	42	43

U.S. Treasury and Government agency obligations (a)	317,903	319,687
Mortgage-backed securities	104,392	110,050

Total	$422,295	$429,737

	December 31, 2002
	Available for Sale
Maturing:	Amortized Cost	Market Value

	(In thousands)
Within 1 year	$39,996	$40,443
After 1 year but within 5 years	130,021	132,522
After 5 years but within 10 years	4,000	4,075
After 10 years but within 15 years	44	44

U.S. Treasury and Government agency obligations (b)	174,061	177,084
Mortgage-backed securities	178,022	189,105

Total	$352,083	$366,189

(a)	At September 30, 2003 the Bank’s debt securities available for sale portfolio included callable U.S. Government agency obligations with an amortized cost of $185.0 million and a market value of $185.4 million.
(b)	At December 31, 2002 the Bank’s debt securities available for sale portfolio included callable U.S. Government agency obligations with an amortized cost of $73.0 million and a market value of $73.8 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At September 30, 2003	At December 31, 2002
Mortgage loans:
Residential	$247,295	$300,661
Commercial	1,847	2,348
Construction	165	654

	249,307	303,663
Premium on loans	11	20
Deferred mortgage loan origination fees	(403)	(895)

Total mortgage loans	248,915	302,788
Other loans:
Consumer:
Installment	509	798
Guaranteed education	2,493	3,293
Other secured	524	515
Home equity lines of credit	7,957	11,102
Unsecured	177	187

Total consumer loans	11,660	15,895
Commercial	109	116

Total other loans	11,769	16,011

Total loans	$260,684	$318,799

The Bank’s loan portfolio decreased $58.1 million during the first nine months of 2003, from $318.8 million at December 31, 2002 to $260.7 million at September 30, 2003. Mortgage loans decreased $53.9 million due to significant prepayments and consumer loans decreased $4.2 million.

Loan originations decreased $7.9 million to $67.9 million in the first nine months of 2003 compared to $75.8 million in the first nine months of 2002.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at September 30, 2003 and 2002, and December 31, 2002:

(In thousands)	At September 30, 2003	At December 31, 2002	At September 30, 2002
Non-Performing Assets:
Non-accrual loans	$234	$420	$327
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$234	$420	$327

Allowance for loan losses (1)	$1,605	$2,271	$2,261
Allowance as a percent of non-accrual loans	685.9%	540.7%	691.4%
Allowance as a percent of non-performing assets	685.9%	540.7%	691.4%
Non-accrual loans as a percent of total loans	0.09%	0.13%	0.10%
Non-performing assets as a percent of total assets	0.02%	0.04%	0.03%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets decreased from December 31, 2002 to September 30, 2003 as noted in the table above. The principal balance of non-accrual loans was $234,000, or approximately 0.09% of total loans at September 30, 2003.

The Bank did not have any impaired loans as of September 30, 2003.

(1)	Amounts reported for 2002 have been reclassified to adjust for the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) to conform to the 2003 presentation.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Balance at December 31, 2002 and 2001 (1)	$2,271	$2,494
Provision for loan losses	(450)	—
Transfer to allowance for loan losses on off-balance sheet credit exposures	(226)	(231)
Recoveries of loans previously charged-off	14	1
Charge-offs	(4)	(3)

Balance at September 30,	$1,605	$2,261

The Company maintains an allowance for probable losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan,” general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

At September 30, 2003 the balance of the allowance for loan losses was $1,605,000 representing 685.9% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

(1)	The allowance for loan losses for prior years has been reclassified to adjust for the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) to conform to the 2003 presentation.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits increased by $15.1 million to $899.0 million at September 30, 2003 from $883.9 million at December 31, 2002.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	September 30, 2003	December 31, 2002
	(In thousands)
Demand and NOW	$84,244	$85,327
Savings and money market accounts	614,928	548,947
Time certificates of deposit	199,810	249,654

Total deposits	$898,982	$883,928

PART I.    ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $11.3 million at September 30, 2003. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities portfolio has a market value of $429.7 million at September 30, 2003. Interest rate changes affect the value of the debt securities portfolio. Rising interest rates would generally reduce the value of the debt securities portfolio.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2003 the Bank had $218.7 million or 21.5% of total assets and $382.4 million or 37.7% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2003, the Bank had a leverage Tier I capital to total assets ratio of 10.13%, a Tier I capital to risk-weighted assets ratio of 33.62% and a total capital to risk-weighted assets ratio of 34.38%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to total assets of 10.38%, Tier I capital to risk-weighted assets of 34.44% and total capital to risk-weighted assets of 35.20% at September 30, 2003.

PART I.    ITEM 4

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2003, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Rule 13a - 14 Certification of Chief Executive Officer. (filed herewith)

31.2	Rule 13a - 14 Certification of Chief Financial Officer. (filed herewith)

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company, and Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b.	Reports on Form 8-K

(1)	Current Report on Form 8-K dated October 27, 2003, (furnishing third quarter earnings release for MASSBANK Corp.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: November 12, 2003	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: November 12, 2003	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO