Form 10-K
period 2003-12-31
MASSBANK CORP
filed 2004-03-12
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to____________

Commission File Number 0-15137

MASSBANK Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2930382 (I.R.S. Employer Identification No.)

123 HAVEN STREET Reading, Massachusetts (Address of principal executive offices)	01867 (Zip Code)

Registrant’s telephone number, including area code: (781) 662-0100

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/   No /  /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes /x/   No /  /

     As of February 29, 2004, there were 4,433,175 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of MASSBANK Corp.’s 2003 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market, was $142,860,215. Although directors and executive Officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

FORM 10-K
MASSBANK Corp.
For the Year Ended December 31, 2003

Forward-Looking Statement Disclosure.

     This Annual Report on Form 10-K may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in its annual and quarterly reports to stockholders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward- looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks and uncertainties, and other factors including but not limited to the following:

-	The strength of the local economy and the U.S. economy in general;

-	Unexpected fluctuations in market interest rates;

-	Unexpected fluctuations in the market for equities, bonds, federal funds and other financial instruments;

-	An increase in the level of non-performing assets;

-	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds;

•	A decrease in loan originations;

•	A decrease in deposits; and

•	Limit the ability of the Company to attract and retain banking customers;

-	Adverse legislative or regulatory developments;

-	Adverse impacts resulting from the continuing war on terrorism;

-	An increase in other employee-related costs; and

-	The impact of deflation or inflation, and other factors described in the Company’s annual report.

Internet Access

     The Company maintains a website at www.MASSBANK.com. The Company will make available free of charge on or through its website its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable following its filing of the same with the SEC. In addition, the Company’s code of ethics is posted on the Company’s website.

PART I

Item 1. Business

Business of MASSBANK Corp.

General

     MASSBANK Corp. (sometimes referred to as the Company) is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK (Bank). The Company is a one-bank holding company registered with the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.

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

     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest-bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2003 are represented by its investment in the Bank of $107.0 million, interest-bearing bank deposits of $3.7 million and other assets of $0.2 million. See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2003, MASSBANK Corp. on a consolidated basis had total assets of $1.010 billion, deposits of $882.0 million, and stockholders’ equity of $110.9 million which represents 10.98% of total assets. Book value per share at December 31, 2003 stood at $25.17, compared to $25.45 at year-end 2002.

     The Company does not own or lease any real estate or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

Competition

     The primary business of MASSBANK Corp. currently is the ongoing business of the Bank. Therefore, the competitive conditions faced by MASSBANK Corp. currently are the same as those faced by the Bank. See “Business of MASSBANK - Competition.” In addition, many banks and financial institutions have formed holding companies. It is likely that these holding companies will attempt to acquire commercial banks, thrift institutions or companies engaged in bank-related activities. MASSBANK Corp. would face competition in undertaking any such acquisitions and in operating any such entity subsequent to its acquisition.

Employees

     MASSBANK Corp. does not employ any persons other than its management which also serves as management of, and is paid by, the Bank. See “Item 10 – Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and paid the Bank $12,000 in 2003 for the support.

Dividends

     MASSBANK Corp. paid total cash dividends of $0.92 per share in 2003 compared to $0.88 per share in 2002. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2003 and 2002 were 52% and 42%, respectively.

Stock Repurchase Program

     During 2003, the Company completed its program of share repurchases by repurchasing 278,751 shares of its common stock pursuant to its stock repurchase program. The share repurchases were completed at an average cost per share of $29.05 and a total cost of approximately $8,097,000. On January 15, 2004 the Company’s Board of Directors approved a further repurchase program authorizing the Company to repurchase up to 100,000 shares of its common stock in the open market or in private transactions over the next twelve months.

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

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank’s earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments (interest-earning assets) and the interest paid by the Bank on its deposits (interest-bearing liabilities). Net interest income is significantly affected by general economic conditions, particularly changes in interest rates, competition, government legislation and policies affecting fiscal affairs, monetary policies of the Federal Reserve System, and the actions of the bank regulatory authorities. Earnings results are also affected by the Company’s provision for loan losses; loan and investment activities, particularly residential mortgage loan and mortgage-backed securities prepayment activity; changes in non-interest income, such as fee-based revenues and securities gains or losses; non-interest expense; and income taxes.

     The Bank’s deposits are insured to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (the FDIC) and excess deposit balances are insured by the Depositors Insurance Fund, Inc. (DIF), a private industry-sponsored deposit insurer.

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

Lending Activities

     The Bank’s net loan portfolio totaled $251.5 million at December 31, 2003.

The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

(In thousands) At December 31,	2003	2002	2001	2000	1999

Mortgage loans:
Residential:
Conventional	$240,443	$300,528	$293,764	$269,859	$286,429
FHA and VA	84	133	259	471	740
Commercial	1,601	2,348	2,641	3,117	2,471
Construction	81	654	993	683	232

Total mortgage loans	242,209	303,663	297,657	274,130	289,872
Premium on loans	10	20	51	105	159
Deferred mortgage loan origination fees	(333)	(895)	(1,239)	(1,284)	(1,451)

Mortgage loans, net	241,886	302,788	296,469	272,951	288,580

Other loans:
Consumer:
Installment	415	798	1,178	1,829	1,418
Guaranteed education	2,333	3,293	4,937	6,266	7,037
Other secured	518	515	873	1,169	1,318
Home equity lines of credit	7,549	11,102	12,271	12,624	11,737
Unsecured lines of credit	166	187	201	224	225

Total consumer loans	10,981	15,895	19,460	22,112	21,735
Commercial	139	116	15,088	15,084	15,050

Total other loans	11,120	16,011	34,548	37,196	36,785

Total loans	253,006	318,799	331,017	310,147	325,365
Allowance for loan losses (1)	(1,554)	(2,271)	(2,494)	(2,594)	(2,555)

Net loans	$251,452	$316,528	$328,523	$307,553	$322,810

(1)	The allowance for loan losses for 2002 and 2001 has been restated to reflect the reclassification of the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) and to facilitate comparison with the current fiscal year.

The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2003:

		Maturity/Scheduled Payments (1)
	Within	One to	Five to	After
(In thousands)	one year	five years	ten years	ten years	Total

Mortgage loans:
Residential	$767	$12,186	$67,283	$159,975	$240,211
Commercial & construction	—	268	113	1,294	1,675

Total mortgage loans	767	12,454	67,396	161,269	241,886
Other loans	684	1,096	1,751	7,589	11,120

Total loans	$1,451	$13,550	$69,147	$168,858	$253,006

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.

     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year
	Fixed	Adjustable
(In thousands)	Rate	Rate	Total

Mortgage loans:
Residential	$216,499	$22,945	$239,444
Commercial & construction	81	1,594	1,675

Total mortgage loans	216,580	24,539	241,119
Other loans	378	10,058	10,436

Total loans	$216,958	$34,597	$251,555

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has attempted to keep its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long- term objectives. In 2003, however, the Bank’s mortgage loan portfolio decreased $60.9 million or 20.1%. At December 31, 2003 the mortgage loan portfolio totaled $241.9 million compared to $302.8 million at December 31, 2002. The decrease in loans is due to a year of low interest rates that dramatically increased the number of refinances, paydowns and payoffs for the Bank. Although the Bank originated $75.2 million in mortgage loans in 2003, it saw its portfolio decline as a result of the extraordinary prepayment activity. Management believes that both refinancing of existing mortgages and new loan originations is likely to decline in 2004. In today’s economic climate, there is a tremendous amount of competition for mortgages in the Bank’s area. Consequently, increasing the size of the loan portfolio will take time. In the meantime, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans. If rates increase in 2004 and the shape of the yield curve remains positive, the Bank will likely add mortgage-backed securities to its portfolio.

Mortgage Lending (continued)

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

     Substantially all of the real estate loans originated by the Bank during 2003 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.

     The Bank makes both conventional fixed and adjustable-rate loans on one- to-four family residential properties for a term of ten to thirty years. The Bank currently retains all of the mortgages it originates for its own portfolio. These are primarily 10, 12, 15 or 20 year fixed rate and adjustable rate mortgages (ARMs). The few long-term (30 year) fixed rate mortgage loans that the Bank originates from time to time are also added to the loan portfolio. Adjustable rate mortgage loans have rates that are re-set at either 1, 3, 5, 7 or 10 year intervals and are indexed to various financial indices.

     In addition to its traditional mortgage products, the Bank offers several other loan programs which have been well received by customers. It offers ARM programs featuring an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time home buyers program has also been instituted featuring a discounted ARM. This program is designed for first- time home buyers meeting certain income and property location criteria.

     At December 31, 2003, 1-4 family residential mortgage loans totaled $240.2 million, or 94.9% of the total loan portfolio, compared to $299.8 million, or 94.0% of the total loan portfolio, at December 31, 2002. Residential mortgage loan originations decreased to $74.9 million in 2003, from $94.1 million in 2002. Much of this volume was due to mortgage refinancing. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The low interest rate environment in 2003 significantly increased the demand for mortgage refinancings, but also dramatically increased loan paydowns and payoffs for the Bank. Although the Bank originated $74.9 million in residential mortgage loans in 2003, it saw its residential mortgage loan portfolio decline as a result of the extraordinary prepayment activity.

     The Bank also originates construction loans and mortgage loans secured by commercial or investment property. At December 31, 2003, commercial and multifamily real estate mortgages and construction loans totaled approximately $1.7 million, or 0.7% of the total loan portfolio, compared to $3.0 million, or 0.3% of the total loan portfolio, at December 31, 2002. In 2003 construction loan originations amounted to $0.3 million. There were no commercial real estate mortgage loan originations in 2003.

Mortgage Lending (continued)

     The total amount of first mortgage loans held by the Bank at December 31, 2003 was $241.9 million as indicated in the maturity distribution table appearing on page seven. Of this amount, $24.5 million was subject to interest rate adjustments. The remaining $217.3 million in fixed rate mortgage loans represents 85.9% of the Company’s total loans.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.

     The Bank also receives fees and charges relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $11.0 million at December 31, 2003 representing 4.3% of the Bank’s total loan portfolio. Of this amount, $2.3 million or 0.9% of the total loan portfolio are education loans guaranteed by the American Student Assistance Services Corporation.

     The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $8.6 million at December 31, 2003, representing 3.4% of the Bank’s total loan portfolio.

     At December 31, 2003, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2003, the Bank had issued commitments on residential first mortgage loans totaling $3,300,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $479,000 and $37,410,000, respectively. In addition, the Bank had commitments to provide $3,951,000, which represents its participating share of the funding for an affordable housing project in Lowell, Massachusetts, and $45,000 in commitments to advance funds for business development in downtown Lowell.

     Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $230,000 at December 31, 2003, down from $420,000 at year-end 2002.

Real Estate Acquired through Foreclosure.

     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains and losses upon disposition are reflected in earnings as realized. At year-end 2003, MASSBANK had no real estate acquired through foreclosure.

Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:

(In thousands) At December 31,	2003	2002	2001	2000	1999

Nonaccrual loans:
Mortgage loans:
Residential:
Conventional	$152	$269	$477	$386	$655
FHA and VA	—	2	4	8	—
Consumer	78	149	163	171	140

Total nonaccrual loans	230	420	644	565	795

Real estate acquired through foreclosure:
Residential:
Conventional	—	—	—	—	62

Total real estate acquired through foreclosure	—	—	—	—	62

Total non-performing assets	$230	$420	$644	$565	$857

Percent of non-performing loans to total loans	0.09%	0.13%	0.19%	0.18%	0.24%
Percent of non-performing assets to total assets	0.02%	0.04%	0.07%	0.06%	0.09%

     The reduction in interest income associated with nonaccrual loans is as follows:

(In thousands) Years Ended December 31,	2003	2002	2001	2000	1999

Interest income that would have been recorded under original terms	$17	$31	$60	$48	$64
Interest income actually recorded	20	27	37	36	51

Reduction (increase) in interest income	$(3)	$4	$23	$12	$13

Allowance for Loan Losses.

     The Company maintains an allowance for probable losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired in accordance with the terms of Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan”, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the currently available information in establishing the allowance for loan losses, adjustments to the allowance may be necessary if future economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In 2003, the Bank recorded a negative provision for loan losses of $502 thousand due to the high quality of loans in the portfolio and a large reduction in the size of the Bank’s loan portfolio.

     The following table sets forth the activity in the allowance for loan losses during the years indicated:

(In thousands) Years ended December 31,	2003	2002	2001	2000	1999

Balance at beginning of year	$2,271	$2,494	$2,594	$2,555	$2,450
Provision for loan losses	(502)	—	40	60	140
Transfer to allowance for loan losses on off-balance sheet credit exposures	(226)	(235)	(149)	—	—
Charge-offs:
Residential real estate	—	—	—	—	(62)
Consumer loans	(4)	(4)	(22)	(24)	(14)
Recoveries:
Residential real estate	—	6	25	2	39
Commercial real estate	—	—	5	—	—
Consumer loans	15	10	1	1	2
Other Loans	—	—	—	—	—

Net recoveries (charge-offs)	11	12	9	(21)	(35)

Balance at end of year	$1,554	$2,271	$2,494	$2,594	$2,555

Net loan charge offs as a percent of average loans outstanding during the period	—	—	—	0.01%	0.01%
Allowance for loan losses as a percent of total loans outstanding at year-end	0.61%	0.83%	0.80%	0.84%	0.79%
Allowance for loan losses as a percent of nonaccrual loans	675.7%	632.1%	10.4%	459.1%	321.4%

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

     Under the investment policy management determines the appropriate classification of securities at the time of purchase. Those debt securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost. There were no securities held to maturity in either 2003 or 2002.

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, prepayment risk, the need to increase regulatory capital and other factors. The Company records investments securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders’ equity until realized. As of December 31, 2003, stockholders’ equity included approximately $4.0 million, representing the net unrealized gains on securities available for sale, less applicable income taxes.

     Securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities. Trading generally reflects active and frequent buying and selling, and trading securities are generally used with the objective of generating profits on short-term differences in price caused by market volatility. Investments classified as trading securities are stated at market value with unrealized gains and losses included in earnings.

Investment Activities (continued)

     Income on debt securities available for sale is accrued and included in interest and dividend income.

     The specific identification method is used to determine realized gains or losses on sales of securities available for sale which are also reported in non-interest income under the caption “gains on securities available for sale, net.” When a security suffers a loss in value which is considered other than temporary, such loss is recognized by a charge to earnings.

     All of the Company’s mortgage-backed securities are currently classified as available for sale. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

     At December 31, 2003, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), trading securities, short-term investments (including federal funds sold) and interest-bearing deposits in banks totaled $722.1 million, representing 71.5% of the Company’s total assets.

     The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:

Investment Portfolio

(In thousands) At December 31,	2003	2002	2001

Federal funds sold:
Overnight federal funds	$145,684	$221,586	$204,294
Term federal funds	45,000	—	—

Total federal funds sold	190,684	221,586	204,294
Money market investment funds	23,337	27,077	32,088
Interest-bearing deposits in banks:
Money market accounts	511	87	1,049
Certificates of deposit	5,685	4,854	5,441

Total short-term investments and interest-bearing bank deposits	$220,217	$253,604	$242,872

Percent of total assets	21.8%	25.1%	25.0%

(In thousands) At December 31,	2003	2002	2001

Securities available for sale: (a)(b)
U.S. Treasury obligations	$123,642	$103,246	$80,883
U.S. Government agency obligations	198,463	73,838	10,253
Equity securities	11,466	13,833	16,417
Mortgage-backed securities	95,658	189,105	265,031

Total securities available for sale	429,229	380,022	372,584
Trading securities: (a)
U.S. Treasury obligations	72,408	36,228	3,086
Equity securities	222	19	—
Investments in mutual funds	3	2	3

Total trading securities	72,633	36,249	3,089

Total securities	$501,862	$416,271	$375,673

Percent of total assets	49.7%	41.3%	38.7%

Total investments	$722,079	$669,875	$618,545
Total investments as a percent of total assets	71.5%	66.4%	63.7%

(a)	At market value.

(b)	The market value of callable securities included in securities available for sale at December 31, 2003, 2002 and 2001, totaled $192.4 million, $73.8 million and $10.1 million, respectively.

     The following table presents the amortized cost of debt securities available for sale at December 31, 2003 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

Debt Securities Available for Sale

		U.S.
	U.S.	Government	Mortgage-
	Treasury	agency	backed
(Dollars in thousands)	obligations	obligations (2)	securities (1)	Total

Maturing within 1 year
Amount	$53,281	$—	$40	$53,321
Yield	2.64%	—	8.65%	2.64%
Maturing after 1 but within 5 years
Amount	62,449	175,015	5,160	242,624
Yield	2.39%	2.96%	6.88%	2.90%
Maturing after 5 but within 10 years
Amount	7,122	22,000	34,065	63,237
Yield	4.06%	3.53%	6.79%	5.35%
Maturing after 10 but within 15 years
Amount	—	2,042	50,825	52,867
Yield	—	5.95%	6.27%	6.26%
Maturing after 15 years
Amount	—		271	271
Yield	—		6.27%	6.27%

Total
Amount	$122,902	$199,057	$90,361	$412,320
Yield	2.60%	3.05%	6.50%	3.67%

Average life in years	1.95	4.02
Average contractual maturity in years			9.76

(1)	Mortgage-backed securities are shown based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2)	The amortized cost of callable securities included in securities available for sale totaled $193.0 million as of December 31, 2003.

     At December 31, 2003, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds

     General. Deposits have been the Bank’s primary source of funds for making investments and loans. In addition to deposits, the Bank’s other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales, calls or maturities of investment securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank’s fifteen conveniently located banking offices, customers can access accounts through the Bank’s Automated Teller Machine (ATM) network. The Bank is a member of the Transaxion (TX), NYCE and CIRRUS System, Inc. (CIRRUS) networks which allow access to ATMs in over 100,000 locations worldwide. Additionally, MASSBANK has joined with over 400 other financial institutions to form the SUM Program. This program allows MASSBANK customers to access over 2,800 SUM ATM’s throughout the Northeast and Midwest without having to pay an access or surcharge fee.

     Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2003 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.

     Deposits decreased by $1.9 million or 0.2% to $882.0 million at December 31, 2003, from $883.9 million at year-end 2002. Management believes that increased competition for deposits in the latter part of 2003 and more attractive returns in equity securities were the principal reasons for deposit outflows.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2003 or 2002.

DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,	2003		2002		2001

		Percent		Percent		Percent
		of		of		of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand and NOW
NOW	$56,108	6.36	$57,293	6.48%	$53,476	6.29%
Demand accounts (non interest-bearing)	28,464	3.23	28,034	3.17	28,667	3.37

Total demand and NOW	84,572	9.59	85,327	9.65	82,143	9.66
Savings:
Regular savings and special notice accounts	595,575	67.52	535,122	60.54	368,631	43.39
Money market accounts	12,256	1.39	13,825	1.57	15,329	1.80

Total savings	607,831	68.91	548,947	62.11	383,960	45.19
Time certificates of deposit:
Fixed rate certificates	129,210	14.65	170,527	19.29	287,773	33.87
Variable rate certificates	60,411	6.85	79,127	8.95	95,837	11.28

Total time certificates of deposit	189,621	21.50	249,654	28.24	383,610	45.15%
Deposit acquisition premium, net of amortization	—	—	—	—	(29)	—

Total deposits	$882,024	100.00%	$883,928	100.00%	$849,684	100.00%

     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

(In thousands) Years Ended December 31,	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$55,150	0.45%	$54,570	0.66%	$51,689	0.89%
Demand (non interest-bearing) accounts	27,483	—	27,329	—	28,070	—
Escrow deposits of borrowers	950	0.16	1,065	0.40	1,089	0.19
Money market accounts	13,466	0.63	14,959	1.41	16,402	2.44
Regular savings and special notice accounts	581,998	1.88	456,775	2.62	337,220	3.29
Time certificates of deposit	213,282	2.15	315,987	3.22	402,155	5.08

	$892,329	1.78%	$870,685	2.61%	$836,625	3.87%

Investment Management and Trust Services

     The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as trustee, executor, and executor’s agent for bank customers.

     As of December 31, 2003 the Trust Division had approximately $26.3 million (market value) of assets in custody and under management.

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

     The Bank also faces substantial competition from the bank consolidations that are taking place in the industry. The giant mega-bank mergers, including the Bank of America merging with FleetBoston, our largest competitor in Massachusetts, are creating pricing pressures for both loans and deposits.

Supervision and Regulation of the Company and its Subsidiary

     The business in which the Company and its subsidiary are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities and other governmental agencies. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors in particular, rather than the specific protection of stockholders of a bank or its parent company.

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.

     Regulation of the Company. As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, (BHCA) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System, (FRB). The Company is also subject to laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Board of Bank Incorporation (BBI) and the Massachusetts Commissioner of Banks (Commissioner). The Company is incorporated in the State of Delaware and is therefore also subject to Delaware corporation law.

The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Under the BHCA, the Company may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, if the Company elects to be treated as a financial holding company, the Company may engage in activities that are financial in nature or incidental or complimentary to such financial activities, as determined by the FRB and the Secretary of the Department of the Treasury. The Company has not elected financial holding company status. Under certain circumstances, the Company may be required to give notice to or seek approval of the FRB before engaging in activities other than banking.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. (Riegle-Neal), Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

Supervision and Regulation of the Company and its Subsidiary
(continued)

In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company. Massachusetts law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.

Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, Delaware corporate law includes limitations on a corporation’s payment of dividends if such dividends exceed the corporation’s surplus or current net profits. The Company depends upon dividends received from its subsidiary bank to fund its activities, including the payment of dividends. As described below, the Federal Deposit Insurance Corporation (FDIC) may regulate the amount of dividends payable by the subsidiary bank. The inability of the bank to pay the dividend may have an adverse effect on the Company.

Regulation of the Bank. The Company’s subsidiary bank (Bank) is subject to regulation, supervision and examination by the Massachusetts Division of Banks (Division) and the FDIC.

Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (FDIA) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. We cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” Our subsidiary bank is an FDIC-insured depository institution.

Supervision and Regulation of the Company and its Subsidiary
(continued)

Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 capital (to risk-weighted assets) calculation equals 34.56%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company’s leverage ratio is 10.57%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

Supervision and Regulation of the Company and its Subsidiary
(continued)

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under- capitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of a least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Limitations on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm- Leach Bliley Act (1999) (GLBA), which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires financial institutions to explain to consumers their policies and procedures regarding the disclosure of such nonpublic personal information, and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures.

Supervision and Regulation of the Company and its Subsidiary
(continued)

USA Patriot Act. The USA Patriot Act of 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or under the Bank Merger Act. Management believes that the Company is in compliance with all the requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

The Community Reinvestment Act. The Community Reinvestment Act (CRA) requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve”, or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank has achieved a rating of Satisfactory on their last examination. The Commonwealth of Massachusetts also has enacted substantially similar community reinvestment requirements.

Employees

MASSBANK Corp. utilizes the support staff of the Bank from time to time for which a $12,000 fee was paid to the Bank in 2003. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2003, the Bank had 132 full-time employees (including 32 officers) and 53 part-time employees (including 1 officer). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, mortgage origination, fair lending, privacy and various other bank related functions and topics. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

Subsidiaries

     The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.

     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank’s investment portfolio. They are classified by the Commonwealth of Massachusetts as securities corporations for tax purposes which restricts their business to buying, selling, dealing in, or holding securities on their own behalf. As securities corporations they are currently taxed at a lower rate than the Bank. Legislative proposals have recently been discussed which may impact this favorable tax treatment.

     Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $161.7 million and $161.4 million, respectively, at December 31, 2003.

     Readibank Properties, Inc. was incorporated primarily for the purpose of real estate development projects. These projects were completed many years ago and this subsidiary is currently inactive. Its assets totaled $619 thousand at December 31, 2003, consisting primarily of an inter-company receivable from the Bank.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of February 29, 2004 are as follows:

Name	Age	Office
Gerard H. Brandi	55	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Bank

David F. Carroll	56	Vice President of the Bank

Reginald E. Cormier	56	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank

Thomas J. Queeney	41	Vice President and Senior Trust Officer of the Bank

Executive Officers of the Registrant (continued)

Name	Age	Office
Donald R. Washburn	60	Senior Vice President of the Bank

Donna H. West	58	Senior Vice President of the Bank and Assistant Secretary of the Company

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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2003, management believes that the Bank’s existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank’s existing facilities.

	Owned		Lease	Renewal
	or		Expiration	Option
Location	Leased		Date	Through
MAIN OFFICE:	123 Haven Street, Reading, MA	Owned	—	—
BRANCH OFFICES:	291 Chelmsford Street, Chelmsford, MA	Owned	—	—
	17 North Road, Chelmsford, MA	Owned	—	—
	45 Broadway Road, Dracut, MA	Leased	2012	2022
	738 Broadway, Everett, MA	Owned	—	—
	50 Central Street, Lowell, MA	Owned	—	—
	755 Lakeview Avenue, Lowell, MA	Owned	—	—
	4110 Mystic Valley Pkwy, Medford, MA	Leased	2004	—
	476 Main Street, Melrose, MA	Owned	—	—
	27 Melrose Street, Towers Plaza, Melrose, MA	Leased	2004	2014
	240 Main Street, Stoneham, MA	Leased	2003	—
	1800 Main Street, Tewksbury, MA	Owned	—	—
	203 Littleton Road, Westford, MA	Owned	—	—
	370 Main Street, Wilmington, MA	Owned	—	—
	219 Lowell Street, Lucci’s Plaza, Wilmington, MA	Leased	2006	—
OPERATIONS FACILITIES:	159 Haven Street, Reading, MA	Owned	—	—
	169 Haven Street, Reading, MA	Owned	—	—
	11 North Road, Chelmsford, MA	Owned	—	—

Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2003, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information contained under the caption “MASSBANK Corp. and Subsidiaries — Selected Consolidated Financial Data” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2003 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant’s consolidated financial statements and notes thereto, together with the report of KPMG LLP, contained in the Registrant’s 2003 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 56 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting.

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the caption “Election of Directors” and “Compliance with Section 16(A) of the Exchange Act” in the Registrant’s definitive proxy statement relating to its 2004 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

     The information appearing under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing under the captions “Election of Directors”, “Principal Stockholders” and “Approval of the 2004 Stock Option and Incentive Plan – Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in Note 5 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this item appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2003 Annual Meeting of our stockholder and is incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements

Reference to 2003
Annual Report
to Stockholders
(Pages)
Independent Auditors’ Report	28
Consolidated Balance Sheets at December 31, 2003 and 2002	29
Consolidated Statements of Income for the three years ended December 31, 2003	30
Consolidated Statements of Cash Flows for the three years ended December 31, 2003	31-32

(a)1. Financial Statements (continued)

Reference to 2003
Annual Report
to Stockholders
(Pages)
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2003	33
Notes to Consolidated Financial Statements	34-56

               2. Financial Statement Schedules

               All schedules are omitted as the required information is either not applicable or is included in the consolidated financial statements or related notes.

               3. Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

3.2	By-Laws of the Registrant — incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.

4.1	Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000.

10.1	MASSBANK Corp. 1986 Stock Option Plan, as amended - incorporated by reference to Exhibit 28.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-11949).

10.1.2	Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 — incorporated by reference to Exhibit 10.1.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1992.

10.1.3	MASSBANK Corp. 1994 Stock Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-82110).

10.1.4	Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 — incorporated by reference to Exhibit 10.1.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.2	MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

10.2.1	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1993.

Exhibit No.	Description of Exhibit
10.2.2	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.2.3	Amended and Restated MASSBANK Employees’ Stock Ownership Plan and Trust Agreement.

10.3.16	Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.16 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.17	Amended and Restated Employment Agreement with David F. Carroll dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.17 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.18	Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.18 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.19	Amended and Restated Employment Agreement with Donald R. Washburn dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.19 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.20	Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.20 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.21	Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002 — incorporated by reference to exhibit 10.3.21 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.4	Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi — incorporated by reference to Exhibit 10.4 of Registrant’s annual report on Form 10-K for the year ended December 31, 1986.

10.4.1	Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Registrant’s annual report on Form 10-K for the year ended December 31, 1996.

10.5	Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 — incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2000.

Exhibit No.	Description of Exhibit
10.6	Deferred Compensation Program for Bank employees dated November 14, 1994 — incorporated by reference to Exhibit 10.6 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

11	The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

13	2003 Annual Report to Stockholders — except for those portions of the 2003 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2003 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

21	Subsidiaries of the Registrant.

23	Independent Accountants’ Consent.

31.1	Certification dated March 4, 2004, by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification dated March 4, 2004, by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification dated March 4, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification dated March 4, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Description of Exhibit
(b)	Reports on Form 8-K

The Company has filed current reports on Form 8-K as follows, each of which contains information that was furnished pursuant to Item 9 or Item 12 of Form 8-K, and therefore is not deemed to have been filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended:

A filing was made on October 27, 2003 of a press release reporting the Company’s third quarter 2003 earnings results.

A filing was made on January 23, 2004 of a press release reporting the Company’s fourth quarter 2003 earnings results.

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

/s/Gerard H. Brandi	Chairman, President,
Gerard H. Brandi	Chief Executive Officer and
	Director	March 10, 2004

/s/Reginald E. Cormier	Senior Vice President, Treasurer
Reginald E. Cormier	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 10, 2004

/s/Mathias B. Bedell	Director	March 10, 2004
Mathias B. Bedell

/s/Allan S. Bufferd	Director	March 8, 2004
Allan S. Bufferd

/s/Kathleen M. Camilli	Director	March 8, 2004
Kathleen M. Camilli

/s/Peter W. Carr	Director	March 5, 2004
Peter W. Carr

/s/Alexander S. Costello	Director	March 4, 2004
Alexander S. Costello

/s/Robert S. Cummings	Director	March 10, 2004
Robert S. Cummings

/s/Leonard Lapidus	Director	March 8, 2004
Leonard Lapidus

/s/Stephen E. Marshall	Director	March 10, 2004
Stephen E. Marshall

/s/Nancy L. Pettinelli	Director	March 8, 2004
Nancy L. Pettinelli

/s/Herbert G. Schurian	Director	March 4, 2004
Herbert G. Schurian

/s/Donald B. Stackhouse	Director	March 10, 2004
Donald B. Stackhouse