Form 10-Q
period 2004-03-31
MASSBANK CORP
filed 2004-05-06
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Class: Common stock $1.00 per share.

Outstanding at April 30, 2004: 4,431,425 shares.

MASSBANK CORP. AND SUBSIDIARIES

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets:
Cash and due from banks	$7,184	$8,378
Short-term investments (Note 5)	238,140	214,532

Total cash and cash equivalents	245,324	222,910
Interest-bearing deposits in banks	6,376	5,685
Securities available for sale, at market value (amortized cost of $398,885 in 2004 and $422,875 in 2003)	407,173	429,229
Trading securities, at market value	70,505	72,633
Loans: (Note 6)
Mortgage loans	235,762	241,886
Other loans	10,784	11,120
Allowance for loan losses	(1,491)	(1,554)

Net loans	245,055	251,452
Premises and equipment	6,770	6,943
Accrued interest receivable	4,137	3,854
Goodwill	1,090	1,090
Income tax receivable, net	—	325
Other assets	19,791	16,128

Total assets	$1,006,221	$1,010,249
Liabilities and Stockholders’ Equity:
Deposits	$870,452	$882,024
Escrow deposits of borrowers	1,117	1,139
Accrued and deferred income taxes	1,936	783
Allowance for loan losses on off-balance sheet credit exposures	626	626
Other liabilities	18,922	14,750

Total liabilities	893,053	899,322
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,714,055 and 7,688,333 shares issued, respectively	7,714	7,688
Additional paid-in capital	54,865	54,417
Retained earnings	99,880	99,038

	162,459	161,143
Treasury stock at cost, 3,285,880 and 3,280,880 shares, respectively	(54,372)	(54,177)
Accumulated other comprehensive income (Note 9)	5,081	3,961
Shares held in rabbi trust at cost, 26,200 and 25,200 shares, respectively (Note 8)	(554)	(515)
Deferred compensation obligation (Note 8)	554	515

Total stockholders’ equity	113,168	110,927

Total liabilities and stockholders’ equity	$1,006,221	$1,010,249

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
(In thousands except share data)	2004	2003
Interest and dividend income:
Mortgage Loans	$3,582	$4,931
Other loans	169	239
Securities available for sale:
Mortgage-backed securities	1,485	2,690
Other securities	2,261	1,493
Trading securities	285	263
Federal funds sold	486	621
Other investments	77	124

Total interest and dividend income	8,345	10,361

Interest expense:
Deposits	3,104	4,613

Total interest expense	3,104	4,613

Net interest income	5,241	5,748
Provision for loan losses	(62)	—

Net interest income after provision for loan losses	5,303	5,748

Non-interest income:
Deposit account service fees	121	137
Gains on securities available for sale, net	364	118
Gains (losses) on trading securities, net	210	(78)
Other	166	129

Total non-interest income	861	306

Non-interest expense:
Salaries and employee benefits	1,897	1,842
Occupancy and equipment	598	573
Data processing	137	144
Professional services	137	111
Advertising and marketing	17	25
Deposit insurance	41	45
Other	333	309

Total non-interest expense	3,160	3,049

Income before income taxes	3,004	3,005
Income tax expense	1,055	1,060

Net income	$1,949	$1,945

Weighted average common shares outstanding:
Basic	4,427,395	4,557,308
Diluted	4,545,237	4,636,652
Earnings per share (in dollars):
Basic	$0.44	$0.43
Diluted	0.43	0.42

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2004 (unaudited)

(In thousands except share data)

(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2003	$7,688	$54,417	$99,038	$(54,177)	$3,961	$(515)	$515	$110,927
Net Income	—	—	1,949	—	—	—	—	1,949
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	1,120	—	—	1,120

Comprehensive income								3,069
Cash dividends paid ($0.25 per share)	—	—	(1,107)	—	—	—	—	(1,107)
Purchase of treasury stock	—	—	—	(195)	—	—	—	(195)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(39)	39	—
Exercise of stock options and related tax benefits	26	448	—	—	—	—	—	474

Balance at March 31, 2004	$7,714	$54,865	$99,880	$(54,372)	$5,081	$(554)	$554	$113,168

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2003 (unaudited)

(In thousands except share data)

(Unaudited)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2002	$7,610	$52,820	$95,243	$(46,080)	$7,692	(477)	477	$117,285
Net Income	—	—	1,945	—	—	—	—	1,945
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,594)	—	—	(1,594)

Comprehensive income								351
Cash dividends paid ($0.23 per share)	—	—	(1,050)	—	—	—	—	(1,050)
Purchase of treasury stock	—	—	—	(2,851)	—	—	—	(2,851)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(20)	20	—
Exercise of stock options and related tax benefits	32	503	—	—	—	—	—	535

Balance at March 31, 2003	$7,642	$53,323	$96,138	$(48,931)	$6,098	(497)	497	$114,270

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$1,949	$1,945
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	184	163
Loan interest capitalized	(1)	(4)
Tax benefit resulting from stock options exercised	159	134
(Increase) decrease in accrued interest receivable	(283)	205
(Increase) decrease in other liabilities	4,172	(973)
Decrease in income tax receivable, net	325	768
Increase in current income tax liability	482	—
Amortization of premiums on securities, net	229	151
Net trading securities activity	2,338	(58,254)
Gains on securities available for sale, net	(364)	(127)
Valuation writedowns of equity securities available for sale	—	9
(Gains) losses on trading securities, net	(210)	78
Decrease in deferred mortgage loan origination fees, net of amortization	(63)	(142)
Deferred income tax expense (benefit)	18	32
Increase in other assets	(3,998)	(6)
Provision for loan losses	(62)	—
Provision for off-balance sheet credit exposures	—	—
Transfer reserve for off-balance sheet risk from allowance for loan losses	—	—
Transfer reserve for off-balance sheet risk to other liabilities	—	—
Decrease in escrow deposits of borrowers	(22)	(24)

Net cash (used in) provided by operating activities	4,853	(56,045)

Cash flows from investing activities:
Purchases of term federal funds	(15,000)	—
Proceeds from maturities of term federal funds	15,000	—
Net increase in interest-bearing bank deposits	(691)	(541)
Proceeds from sales of investment securities available for sale	11,115	12,200
Proceeds from maturities and redemption of investment securities available for sale	56,000	42,000
Purchases of investment securities available for sale	(37,913)	(51,390)
Purchases of mortgage-backed securities	(14,081)	—
Principal repayments of mortgage-backed securities	9,177	28,539
Principal repayments of securities available for sale	1	1
Loans originated	(12,646)	(20,851)
Loan principal payments received	19,168	32,934
Purchases of premises and equipment	(10)	(429)

Net cash provided by investing activities	30,120	42,463

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,572)	11,346
Payments to acquire treasury stock	(195)	(2,851)
Purchase of company stock for deferred compensation plan	(39)	20
Increase in deferred compensation obligation	39	(20)
Issuance of common stock under stock option plan	315	401
Cash dividends paid on common stock	(1,107)	(1,050)

Net cash (used in) provided by financing activities	(12,559)	7,846

Net (decrease) increase in cash and cash equivalents	22,414	(5,736)
Cash and cash equivalents at beginning of period	222,910	257,106

Cash and cash equivalents at end of period	$245,324	$251,370

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$3,120	$4,630
Cash paid during the period for taxes, net of refunds	2,120	125

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2004 and December 31, 2003, and its operating results for the three months ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior years’ consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Stock-Based Employee Compensation

MASSBANK Corp. utilizes stock options to compensate its officers and non-employee directors. No grants or awards have yet been made under the, Company’s, shareholder approved, 2004 Stock Incentive Plan. Under the, share-holder approved, 1994 Stock Incentive Plan (“the Plan”), which expired in January 2004, options to purchase MASSBANK Corp. common stock have been granted to bank officers and non-employee directors of the Company at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options are 100% vested at date of grant, and expire in 10 years. The Company accounts for the Plan using the intrinsic-value based method of accounting. Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for stock-based employee compensation.

	Three Months Ended March 31
(In thousands, except per share data)	2004	2003
Net income, as reported	$1,949	$1,945

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(18)

Pro forma net income	$1,907	$1,927

EARNINGS PER SHARE:
Basic - as reported	$0.44	$0.43
Basic - pro forma	0.43	0.42

Diluted - as reported	0.43	0.42
Diluted - pro forma	0.42	0.42

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (“SFAS”) issued SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements 87, 88 and 106.” This Statement revises employers’ disclosures abut pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements 87, 88 and 106. This Statement retains the disclosure requirements contained in FASB 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the type of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. Interim reports issued by public companies must now include these new or expanded disclosures about their postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 (revised) did not have a material impact on the Company’s financial condition or results of operations.

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At March 31, 2004	At December 31, 2003
Federal funds sold (overnight)	$213,055	$145,684
Term federal funds sold	—	45,000
Money market investment funds	24,573	23,337
Interest-bearing bank money market accounts	512	511

Total short-term investments	$238,140	$214,532

The investments above are stated at cost which approximates market value and have original maturities of less than 90 days.

(6) Commitments

At March 31, 2004, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $8,291,000 and commitments under existing home equity lines of credit and other loans of approximately $40,338,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At March 31, 2004 this allowance which is shown separately on the balance sheet totaled $626,000.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7) Earnings Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Diluted EPS reflects the effect on the weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The shares acquired in connection with the Company’s directors’ deferred compensation plan are considered outstanding in the computation of earnings per share and book value per share.

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003
Denominator for basic earnings per share:
Average common shares outstanding	4,427	4,557
Dilutive common stock options	118	80

Denominator for diluted earnings per share	4,545	4,637

Numerator: Net income attributable to common shares	$1,949	$1,945

Earnings per share:
Basic	$0.44	$0.43
Diluted	0.43	0.42

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At March 31, 2004 the trust held 26,200 shares of MASSBANK Corp. common stock which were purchased in the open market over a period of time. The deferred compensation obligation of the plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Comprehensive Income (continued)

The Company’s other comprehensive income and related tax effect for the three months ended March 31, 2004 and 2003 is as follows:

	For the Three Months Ended March 31, 2004
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gains on securities:
Unrealized holding (gains) arising during period	$2,137	$(805)	$1,332
Less: reclassification adjustment for gains realized in net income	364	(152)	212

Net unrealized gains	1,773	(653)	1,120

Other comprehensive income	$1,773	$(653)	$1,120

	For the Three Months Ended March 31, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized (losses) on securities:
Unrealized holding (losses) arising during period	$(2,476)	$951	$(1,525)
Less: reclassification adjustment for gains realized in net income	118	(49)	69

Net unrealized losses	(2,594)	1,000	(1,594)

Other comprehensive loss	$(2,594)	$1,000	$(1,594)

(10) Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan that covers all employees who meet specified age and length of service requirements, which is administered by the Savings Banks Employees Retirement Association (“SBERA”). The plan provides for benefits to be paid to eligible employees at retirement based primarily upon their years of service with the Bank and compensation levels near retirement. Contributions to the plan reflect benefits attributed to employees’ service to date, as well as service expected to be earned in the future.

The following table sets forth the amount of net periodic benefit cost recognized for the three months ended March 31, 2004 and 2003:

Pension Benefits

	Three months ended March 31,
(In thousands)	2004	2003
Service cost	$107	$96
Interest cost	131	129
Expected return on plan assets	(136)	(116)
Amortization of prior service cost	(3)	(3)
Amortization of net (gains) losses	2	27

Net periodic benefit cost	$101	$133

The Company, as previously disclosed in its financial statements for the year ended December 31, 2003, expects to contribute $367 thousand to its pension plan in 2004. No contribution has been made as of March 31, 2004.

PART I    ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in its annual and quarterly reports to stock-holders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “would,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations, or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks and uncertainties, and other factors including but not limited to the following:

•	The strength of the local economy and the U.S. economy in general;

•	Unexpected fluctuations in market interest rates;

•	Unexpected fluctuations in the markets for equities, bonds, federal funds and other financial instruments;

•	An increase in the level of non-performing assets;

•	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds;

•	A decrease in loan originations;

•	A decrease in deposits; and

•	Limit the ability of the Company to attract and retain banking customers;

•	Adverse legislative or regulatory developments;

•	Adverse impacts resulting from the continuing war on terrorism;

•	An increase in other employee-related costs; and

•	The impact of deflation or inflation, and other factors described in the Company’s annual report on Form 10-K.

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

Provision for Loan Losses and Off Balance Sheet Credit Exposures

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

The provision for loan losses on off-balance sheet credit exposures represents a charge against current earnings (reported in other non-interest expense) and an addition to the allowance for loan losses on off-balance sheet credit exposures. In determining the amount to provide for off-balance sheet credit exposures, the key factor is the adequacy of the balance of the allowance. The allowance is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Investment Securities Other Than Temporarily Impaired

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Company. Declines that are deemed other than temporary are recognized in the income statement through write-downs in the recorded value of the affected securities. Management considers many factors in their analysis, including industry analyst reports, sector credit ratings, volatility in market price and other relevant information, such as the financial condition, earnings capacity and near term prospects of the company in which MASSBANK has invested and the length of time and extent to which market value has been less than cost. Whenever a debt or equity security is deemed to be “other than temporarily impaired” due to a fundamental deterioration in its financial condition as determined by management’s analysis, it is written down to its current fair market value. U.S. Treasury Securities and other securities backed by the U.S. Government are never considered impaired due to a fundamental deterioration in financial condition.

Investment Securities Other Than Temporarily Impaired (continued)

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors, however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first quarter of 2004. Other than temporary impairment writedowns of investment securities in the first quarter of 2003 totaled $9 thousand.

FINANCIAL OVERVIEW

For the quarter ended March 31, 2004, MASSBANK Corp. reported net income of $1,949,000, or $0.43 in diluted earnings per share compared to net income of $1,945,000 or $0.42 in diluted earnings per share in the first quarter of 2003. Basic earnings per share in the recent quarter were $0.44 per share compared to $0.43 per share in the first quarter of the prior year. Return on assets and return on equity were 0.79% and 6.98%, respectively, in the first quarter of 2004 compared to 0.77% and 6.73%, respectively, in the same quarter of 2003.

The Company’s earnings per share (“EPS”) performance in the recent quarter was positively affected by the reduced number of average common shares outstanding as a result of the Company’s repurchase of 182,751 shares of its common stock in the last twelve months pursuant to its stock repurchase program.

The Company’s earnings and operating ratios for the first quarter of 2004 compared to the same quarter of 2003 were negatively impacted by the low interest rate environment and prepayment activity on mortgage-backed securities and residential mortgages. This was offset by an increase in net securities gains.

(In thousands) Quarters Ended March 31,	2004	2003	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,751	$5,170	$(1,419)
Mortgage-backed securities	1,485	2,690	(1,205)
Federal funds sold	486	621	(135)
Other	2,623	1,880	743

Total interest and dividend income	8,345	10,361	(2,016)
Total interest expense	3,104	4,613	1,509

Net interest income	5,241	5,748	(507)
Provision for loan losses	(62)	—	62
Gains on securities, net	574	40	534
Other non-interest income	287	266	21
Non-interest expense	3,160	3,049	(111)
Taxes	1,055	1,060	5

Net income	$1,949	$1,945	$4
Diluted earnings per share (in dollars):	$0.43	$0.42	$0.01

(In thousands) Quarters Ended March 31,	2004	2003	Variance
Average Balance Sheet Data
Earnings assets:
Mortgage and other loans	$250,201	$313,757	$(63,556)
Mortgage-backed securities	99,399	174,020	(74,621)
Federal funds sold	203,046	209,156	(6,110)
Other	415,807	292,586	123,221

Total earning assets	$968,453	$989,519	$(21,066)
Total deposits	$872,460	$888,196	$(15,736)

Earnings results for the first quarter of 2004 included the following that are more fully discussed in other sections of this discussion and analysis:

•	Reduction in net interest income of $507 thousand due essentially to the prepayment activity on mortgage-backed securities and residential mortgages that reduced interest income on these (higher yielding) earning assets.

•	Negative provision for loan losses in the amount of $62 thousand due to the quality of loans in the portfolio and a decrease in the Bank’s loan portfolio.

•	An increase in net securities gains taken during the quarter in the amount of $534 thousand.

•	An increase in non-interest expense in the amount of $111 thousand due in part to: an increase in deferred compensation expense related to the Bank’s supplemental retirement plan for certain executive officers that is offset by a corresponding increase in other non-interest income; an increase in health and other benefit costs for employees; and an increase in occupancy and equipment expense.

Condensed Consolidated Balance Sheets

(In Thousands)	March 31, 2004	December 31, 2003	Variance
Assets:
Short-term investments	$238,140	$214,532	$23,608
Interest-bearing deposits in banks	6,376	5,685	691
Securities available for sale, at market value	407,173	429,229	(22,056)
Trading securities, at market value	70,505	72,633	(2,128)

Total investments	722,194	722,079	115
Total loans	246,546	253,006	(6,460)
Allowance for loan losses	(1,491)	(1,554)	63

Net loans	245,055	251,452	(6,397)
Other assets	38,972	36,718	2,254

Total assets	$1,006,221	$1,010,249	(4,028)

Liabilities:
Total deposits	$870,452	$882,024	(11,572)
Escrow deposits of borrowers	1,117	1,139	(22)
Other liabilities	21,484	16,159	5,325

Total liabilities	893,053	899,322	(6,269)
Total stockholders’ equity	113,168	110,927	2,241

Total liabilities and stockholders’ equity	$1,006,221	$1,010,249	$(4,028)

Financial Condition

The Company’s total assets were $1.006 billion at March 31, 2004, compared to $1.010 billion at December 31, 2003 reflecting a decrease of $4.0 million. This was due to a decrease in deposits this past quarter.

Investments

At March 31, 2004 the Company’s investment portfolio, consisting of securities available for sale and trading, short-term investments and interest-bearing bank deposits totaled $722.2 million or 71.8% of total assets, an increase of $0.1 million compared to $722.1 million representing 71.5% of total assets at December 31, 2003. The mix of the Company’s investments in the recent quarter reflect a shift of over $22 million from the securities available for sale portfolio to short-term investments. Short-term investments at March 31, 2004 equaled $238.1 million representing 33.0% of the Company’s total investments and 23.7% of total assets. If rates increase in 2004 and the shape of the yield curve remains positive, the Bank will likely reduce its short-term investments by adding longer-term securities, including mortgage-backed securities, to its portfolio. This could lead to improvements in net interest margin.

Loans

The loan portfolio, net of allowance for loan losses, decreased $6.4 million or 2.5% in the first quarter of 2004. At March 31, 2004 the loan portfolio, net of allowance for loan losses, totaled $245.1 million representing 24.4% of total assets compared to $251.5 million representing 24.9% of total assets at December 31, 2003. The decrease in loans is due to prepayment activity and a decrease in new loan originations. New loan originations totaled $12.6 million in the first quarter of 2004 compared to $20.9 million in the first quarter of 2003. Although the Bank originated $12.6 million in loans in the first quarter of 2004 loan principal payments received totaled $19.2 million which reduced the size of the loan portfolio.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $234.2 million at March 31, 2004, representing 95.0% of the loan portfolio. See page 30 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2004 and December 31, 2003.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, declined to $205 thousand at March 31, 2004 from $230 thousand at December 31, 2003. This represents 0.08% of total loans at March 31, 2004. The Bank had no real estate acquired through foreclosure at March 31, 2004.

Deposits

Deposits have traditionally been the Bank’s primary source of funds for lending and investment activities. MASSBANK attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, different types of savings accounts, certificates of deposit and retirement savings plans. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

Deposits at March 31, 2004 totaled $870.5 million, reflecting a decrease of $11.6 million from $882.0 million at December 31, 2003. In the first quarter of 2004 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in equity securities and mutual funds.

For information concerning deposit balances at March 31, 2004 and December 31, 2003, see page 33 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity increased $2.2 million to $113.2 million at March 31, 2004 representing a book value of $25.56 per share. This compares to $110.9 million representing a book value of $25.17 per share at December 31, 2003.

The increase in stockholders’ equity was essentially the result of the following: the Company’s net income for the first quarter 2004 of $1.9 million partially offset by the payment of dividends to stockholders of $1.1 million; an increase in other comprehensive income of $1.1 million; and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.5 million. This was partially offset by the Company’s repurchase of treasury stock in the amount of $0.2 million during the recent quarter.

Comparison of Operating Results for the Three Months ended March 31, 2004 and 2003.

Net interest income

Net interest income totaled $5,241,000 in the first quarter of 2004, a decrease of $507,000 from the same quarter a year ago. The decline in net interest income was primarily attributable to a low interest rate environment. With interest rates generally at over forty-year lows, the interest income from the bank’s loans and mortgage-backed securities declined due to prepayment activity that reduced the bank’s portfolios of these higher yielding assets. The average balance of mortgage-backed securities declined $74.6 million, from $174.0 million in the first quarter of 2003 to $99.4 million in the first quarter of 2004 while the average loan balances declined $63.6 million, from $313.8 million in the first quarter of 2003 to $250.2 million in the first quarter of 2004. The cash flow from this prepayment activity was invested at lower yields but for shorter terms in anticipation of higher-rate opportunities in the future.

Further reductions in interest rates would likely have a negative impact on the Company’s future net interest income and net interest margin. Conversely, rising interest rates would likely have a positive affect on the Company’s future net interest income and net interest margin.

The decline in net interest income also reflects a decrease in net interest margin and average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended March 31, 2004 was 2.17%, a decrease from 2.33% reported in the first quarter of 2003. Average earning assets for the quarter ended March 31, 2004 decreased $21.0 million to $968.5 million, from $989.5 million in the same quarter of 2003.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2004, decreased $2,017,000 or 19.4% to $8,365,000 from $10,382,000 for the three months ended March 31, 2003. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, and a decrease in interest income resulting from a decrease of $21.1 million in average earning assets. As reflected in the table on page 22 of this report, the yield on the Company’s average earning assets in the first quarter of 2004 was 3.46%, down from 4.20% in the same quarter of 2003. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates and the change in mix of interest earning assets resulting from the prepayment activity that reduced the Bank’s loans and mortgage-backed securities portfolios.

Interest Expense

Total interest expense for the three months ended March 31, 2004 decreased $1,509,000, or 32.7% to $3,104,000 from $4,613,000 for the three months ended March 31, 2003. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds and a decrease in interest expense due to a decrease in average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 68 basis points, from 2.11% in the first quarter of 2003 to 1.43% in the recent quarter. The Company’s average deposits, as shown in the table on page 23, decreased $15.7 million to $872.5 million in the first quarter of 2004, from $888.2 million in the first quarter of 2003.

AVERAGE BALANCE SHEETS

Three Months Ended

March 31,

	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$203,046	$486	0.96%	$209,156	$621	1.20%
Short-term investments (4)	22,528	77	1.37	32,320	124	1.56
Investment securities (2)	321,993	2,281	2.83	187,249	1,514	3.23
Mortgage-backed securities (2)	99,399	1,485	5.97	174,020	2,690	6.18
Trading securities	71,286	285	1.60	73,017	263	1.45
Mortgage loans (3)	239,047	3,582	5.99	298,520	4,931	6.61
Other loans (3)	11,154	169	6.12	15,237	239	6.36

Total earning assets	968,453	$8,365	3.46%	989,519	$10,382	4.20%
Allowance for loan losses	(1,552)			(2,654)

Total earning assets less allowance for loan losses	966,901			986,865
Other assets	25,167			22,006

Total assets	$992,068			$1,008,871

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

Three Months Ended

March 31,

	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$82,673	$44	0.22%	$83,320	$85	0.41%
Savings	601,727	2,196	1.47	567,130	3,114	2.23
Time certificates of deposit	188,060	864	1.85	237,746	1,414	2.41

Total deposits	872,460	3,104	1.43	888,196	4,613	2.11
Other liabilities	7,844			5,133

Total liabilities	880,304			893,329
Stockholders’ equity	111,764			115,542

Total liabilities and stockholders’ equity	$992,068			$1,008,871

Net interest income (tax-equivalent basis)		5,261			5,769
Less adjustment of tax-exempt interest income		20			21

Net interest income		$5,241			$5,748

Interest rate spread (5)			2.03%		2.09%

Net interest margin (6)			2.17%		2.33%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision for Loan Losses

In the first quarter of 2004, the Bank recorded a negative provision for loan losses of $62 thousand due to the quality of loans in the portfolio and a decrease in the Bank’s loan portfolio. This compares to a zero provision for loan losses in the same quarter of the prior year. The Bank’s loan portfolio decreased $6.5 million from $253.0 million at December 31, 2003 to $246.5 million at March 31, 2004. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. At March 31, 2004, the allowance for loan losses was $1.5 million representing 0.60% of total loans and 727% of non-accrual loans. Non-accrual loans totaled $205 thousand at March 31, 2004, down from $230 thousand at December 31, 2003 and $448 thousand a year earlier. Management believes that the allowance for loan losses as of March 31, 2004 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $626 thousand at March 31, 2004 and December 31, 2003.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $555,000 to $861,000 in the recent quarter, from $306,000 in the comparable quarter of the prior year.

In the first quarter 2004, the Company recorded net gains on securities of $574,000 compared to net securities gains of $40,000 in the same quarter last year. Net securities gains in the recent quarter consisted of gains on trading securities of $210,000 and net gains on securities available for sale of $364,000 compared to net losses on trading securities of $78,000 and net gains on securities available for sale of $118,000 in the first quarter of 2003. Net gains on securities available for sale in the first quarter 2004 were comprised of $13,000 in net losses on debt securities and $377,000 in net gains on equity securities. This compares to $258,000 in net gains on debt securities and $140,000 in net losses on equity securities for the same quarter last year. The Company’s equity securities portfolio had net unrealized gains of $0.8 million as of March 31, 2004; and the Company’s debt securities portfolio had net unrealized gains of $7.5 million as of the end of the recent quarter. See page 27 of this report.

The Bank’s deposit account service fees and other non-interest income totaled $121,000 and $166,000, respectively, for the first three months of 2004 compared to $137,000 and $129,000, respectively, for the first three months of 2003. The increase in other non-interest income is due primarily to the assets in the Company’s deferred compensation plan having increased in market value in the three months ended March 31, 2004 versus having depreciated in value in the same period last year. This increase is offset by an equivalent decline in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense increased $111,000 or 3.6% to $3,160,000 for the three months ended March 31, 2004 compared to the same period in 2003.

Salaries and employee benefits, the largest component of non-interest expense increased $55,000 or 3.0% to $1,897,000 in the recent quarter, from $1,842,000 in the comparable quarter of 2003. More than half of this increase is due to the increase in deferred compensation plan related expense noted under the non-interest income section above.

Occupancy and equipment expenses increased $25,000 or 4.4% to $598,000 in the recent quarter from $573,000 in the first quarter of 2003. This increase is due primarily to the higher cost of heating and other utilities.

Professional service expenses increased by $26,000 or 23.4% to $137,000 in the first quarter of 2004 from $111,000 in the first quarter of last year. The increase is due primarily to higher audit and consulting fees.

All other non-interest expenses combined, consisting of data processing, advertising and marketing, deposit insurance and other expenses, increased $5,000 to $528,000 for the three months ended March 31, 2004 from $523,000 for the three months ended March 31, 2003.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a State of Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $1,055,000 in the first quarter of 2004, a decrease of $5,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in effective income tax rate. The effective income tax rate for the three months ended March 31, 2004 and 2003 was 35.1% and 35.3%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at March 31, 2004 with gross unrealized gains and losses, follows:

(In thousands) At March 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$115,588	$1,334	$(1)	$116,921
U.S. Government agency obligations	178,058	963	(75)	178,946

Total	293,646	2,297	(76)	295,867

Mortgage-backed securities:
Government National Mortgage Association	7,981	555	—	8,536
Federal Home Loan Mortgage Corporation	86,971	4,758	(18)	91,711
Federal National Mortgage Association	166	7	—	173
Collateralized mortgage obligations	186	6	—	192

Total mortgage-backed securities	95,304	5,326	(18)	100,612

Total debt securities	388,950	7,623	(94)	396,479

Equity securities	9,935	1,059	(300)	10,694

Total securities available for sale	398,885	$8,682	$(394)	$407,173

Net unrealized gains on securities available for sale	8,288

Total securities available for sale, net	407,173

Total investment securities, net	$407,173

TRADING SECURITIES

The market value of trading securities is as follows:
(In Thousands) At March 31, 2004				Market Value
U.S. Treasury obligations				$69,460
Marketable equity securities				1,041
Investments in mutual funds				4

Total trading securities				$70,505

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2003 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$122,902	$900	$(160)	$123,642
U.S. Government agency obligations	199,057	531	(1,125)	198,463

Total	321,959	1,431	(1,285)	322,105

Mortgage-backed securities:
Government National Mortgage Association	9,002	617	—	9,619
Federal Home Loan Mortgage Corporation	80,957	4,669	—	85,626
Federal National Mortgage Association	198	8	—	206
Collateralized mortgage obligations	204	3	—	207

Total mortgage-backed securities	90,361	5,297	—	95,658

Total debt securities	412,320	6,728	(1,285)	417,763

Equity securities	10,555	1,177	(266)	11,466

Total securities available for sale	422,875	$7,905	$(1,551)	$429,229

Net unrealized gains on securities available for sale	6,354

Total securities available for sale, net	429,229

Total investment securities, net	$429,229

TRADING SECURITIES

The market value of trading securities is as follows:
(In Thousands) At December 31, 2003				Market Value
U.S. Treasury obligations				$72,408
Marketable equity securities				222
Investments in mutual funds				3

Total trading securities				$72,633

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at March 31, 2004 and December 31, 2003 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	March 31, 2004
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$52,178	$52,353
After 1 year but within 5 years	218,292	220,013
After 5 years but within 10 years	21,135	21,417
After 10 years but within 15 years	2,041	2,084

U.S. Treasury and Government agency obligations (a)	293,646	295,867
Mortgage-backed securities	95,304	100,612

Total	$388,950	$396,479

	December 31, 2003
	Available for Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$53,281	$53,583
After 1 year but within 5 years	237,464	237,582
After 5 years but within 10 years	29,172	28,876
After 10 years but within 15 years	2,042	2,064

U.S. Treasury and Government agency obligations (b)	321,959	322,105
Mortgage-backed securities	90,361	95,658

Total	$412,320	$417,763

(a)	At March 31, 2004 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $166.0 million and a market value of $166.8 million.

(b)	At December 31, 2003 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $193.0 million and a market value of $192.4 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At March 31, 2004	At December 31, 2003
Mortgage loans:
Residential	$234,097	$240,527
Commercial	1,565	1,601
Construction	361	81

	236,023	242,209
Premium on loans	9	10
Deferred mortgage loan origination fees	(270)	(333)

Total mortgage loans	235,762	241,886
Other loans:
Consumer:
Installment	388	415
Guaranteed education	2,211	2,333
Other secured	518	518
Home equity lines of credit	7,381	7,549
Unsecured	170	166

Total consumer loans	10,668	10,981
Commercial	116	139

Total other loans	10,784	11,120

Total loans	$246,546	$253,006

The Bank’s loan portfolio decreased $6.5 million during the first three months of 2004, from $253.0 million at December 31, 2003 to $246.5 million at March 31, 2004. Mortgage loans decreased $6.1 million and consumer loans decreased approximately $0.4 million.

Loan originations decreased $8.3 million to $12.6 million in the first three months of 2004 compared to $20.9 million in the first three months of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2004 and 2003, and December 31, 2003:

(In thousands)	At March 31, 2004	At December 31, 2003	At March 31, 2003
Non-Performing Assets:
Non-accrual loans	$205	$230	$448
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$205	$230	$448

Allowance for loan losses	$1,491	$1,554	$2,262
Allowance as a percent of non-accrual loans	727.3%	675.7%	504.9%
Allowance as a percent of non-performing assets	727.3%	675.7%	504.9%
Non-accrual loans as a percent of total loans	0.08%	0.09%	0.15%
Non-performing assets as a percent of total assets	0.02%	0.02%	0.04%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets decreased from December 31, 2003 to March 31, 2004 as noted in the table above. The principal balance of non-accrual loans was $205,000, or approximately 0.08% of total loans at March 31, 2004.

The Bank did not have any impaired loans as of March 31, 2004.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Balance at December 31, 2003 and 2002 (1)	$1,554	$2,271
Negative provision for loan losses	(62)	—
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	(7)
Recoveries of loans previously charged-off	—	—
Charge-offs	(1)	(2)

Balance at March 31,	$1,491	$2,262

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

At March 31, 2004 the balance of the allowance for loan losses was $1,491,000 representing 727.3% of non-accrual loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for probable losses on its out-standing loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

(1)	The allowance for loan losses for prior years has been reclassified to adjust for the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) to conform to the 2004 presentation.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $11.6 million to $870.5 million at March 31, 2004 from $882.0 million at December 31, 2003.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2004	December 31, 2003
	(In thousands)
Demand and NOW	$83,588	$84,572
Savings and money market accounts	597,973	607,831
Time certificates of deposit	188,891	189,621

Total deposits	$870,452	$882,024

PART I.    ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $10.7 million at March 31, 2004. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $396.5 million and $70.5 million, respectively, at March 31, 2004. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2004 the Bank had $238.1 million or 23.7% of total assets and $365.3 million or 36.3% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

Liquidity and Capital Resources (continued)

Tier II components include supplemental capital components such as qualifying allowance for loan losses and qualifying subordinated debt and up to 45 percent of the pre-tax net unrealized holding gains on certain available for sale equity securities. Tier I capital plus the Tier II capital components are referred to as total qualifying capital.

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2004, the Bank had a leverage Tier I capital to average assets ratio of 10.39%, a Tier I capital to risk-weighted assets ratio of 35.48% and a total capital to risk-weighted assets ratio of 36.33%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 10.57%, Tier I capital to risk-weighted assets of 36.68% and total capital to risk-weighted assets of 37.53% at March 31, 2004.

PART I.    ITEM 4

Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

(b) Changes in internal controls over financial reporting.    There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2004, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the quarter ended March 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Part of Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under The Repurchase Program
January 1 – January 31, 2004	—	—	—	100,000
March 1 – March 31, 2004	5,000	$39.05	5,000	95,000

(1)	The MASSBANK Corp. stock repurchase program was publicly announced on January 22, 2004 and effective as of such date and expires one year following such date. The Company may repurchase up to 100,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

In addition, the following number of shares were purchased by the Company’s Directors’ Deferred Compensation Plan and Trust in the recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, - March 31, 2004	1,000	$39.40

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 20, 2004, stockholders voted affirmatively on the following proposals:

1.)	To elect three Directors to serve until the 2007 Annual Meeting of Stockholders.

Elected at Meeting	Term
Mathias B. Bedell	3 Years
Alexander S. Costello	3 Years
Stephen E. Marshall	3 Years

2.)	To approve the MASSBANK Corp. 2004 Stock Option and Incentive Plan.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b.	Reports on Form 8-K

(1)	Current Report on Form 8-K dated January 23, 2004, (furnishing fourth quarter 2003 earnings release for MASSBANK Corp.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: May 6, 2004	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: May 6, 2004	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO