Form 10-Q
period 2004-06-30
MASSBANK CORP
filed 2004-08-06
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Class: Common stock $1.00 per share.

Outstanding at August 4, 2004: 4,399,425 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$7,374	$8,378
Short-term investments (Note 5)	150,047	214,532

Total cash and cash equivalents	157,421	222,910
Interest-bearing deposits in banks	5,993	5,685
Securities available for sale, at market value (amortized cost of $464,478 in 2004 and $422,875 in 2003)	464,754	429,229
Mortgage-backed securities held-to-maturity	4,911	—
Trading securities, at market value	78,209	72,633
Loans: (Note 6)
Mortgage loans	234,132	241,886
Other loans	10,590	11,120
Allowance for loan losses	(1,439)	(1,554)

Net loans	243,283	251,452
Premises and equipment	6,667	6,943
Accrued interest receivable	3,724	3,854
Goodwill	1,090	1,090
Income tax receivable, net	1,910	325
Other assets	12,488	16,128

Total assets	$980,450	$1,010,249
Liabilities and Stockholders’ Equity:
Deposits	$860,233	$882,024
Escrow deposits of borrowers	949	1,139
Deferred income taxes	—	783
Allowance for loan losses on off-balance sheet credit exposures	616	626
Other liabilities	10,983	14,750

Total liabilities	872,781	899,322
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,717,305 and 7,688,333 shares issued, respectively	7,717	7,688
Additional paid-in capital	54,946	54,417
Retained earnings	100,506	99,038

	163,169	161,143
Treasury stock at cost, 3,323,880 and 3,280,880 shares, respectively	(55,650)	(54,177)
Accumulated other comprehensive income (Note 9)	150	3,961
Shares held in rabbi trust at cost, 26,600 and 25,200 shares, respectively (Note 8)	(567)	(515)
Deferred compensation obligation (Note 8)	567	515

Total stockholders’ equity	107,669	110,927

Total liabilities and stockholders’ equity	$980,450	$1,010,249

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
(In thousands except share data)	2004	2003
Interest and dividend income:
Mortgage loans	$3,445	$4,668
Other loans	166	221
Securities available for sale:
Mortgage-backed securities	1,492	2,216
Other securities	2,127	1,649
Mortgage-backed securities held-to-maturity	48	—
Trading securities	309	306
Federal funds sold	439	689
Other investments	95	111

Total interest and dividend income	8,121	9,860

Interest expense:
Deposits	3,096	4,136

Total interest expense	3,096	4,136

Net interest income	5,025	5,724
Provision for loan losses	(51)	—

Net interest income after provision for loan losses	5,076	5,724

Non-interest income:
Deposit account service fees	112	133
Gains (losses) on securities available for sale, net	679	(159)
Gains (losses) on trading securities, net	(493)	351
Other	230	267

Total non-interest income	528	592

Non-interest expense:
Salaries and employee benefits	1,831	1,969
Occupancy and equipment	522	536
Data processing	123	130
Professional services	103	108
Advertising and marketing	31	45
Deposit insurance	42	45
Other	312	396

Total non-interest expense	2,964	3,229

Income before income taxes	2,640	3,087
Income tax expense	906	1,101

Net income	$1,734	$1,986

Weighted average common shares outstanding:
Basic	4,416,159	4,428,159
Diluted	4,501,866	4,530,748
Earnings per share (in dollars):
Basic	$0.39	$0.45
Diluted	0.39	0.44

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended June 30,
(In thousands except share data)	2004	2003
Interest and dividend income:
Mortgage loans	$7,027	$9,599
Other loans	335	460
Securities available for sale:
Mortgage-backed securities	2,977	4,906
Other securities	4,388	3,142
Mortgage-backed securities held-to-maturity	48	—
Trading securities	594	569
Federal funds sold	925	1,310
Other investments	172	235

Total interest and dividend income	16,466	20,221

Interest expense:
Deposits	6,200	8,749

Total interest expense	6,200	8,749

Net interest income	10,266	11,472
Provision for loan losses	(113)	—

Net interest income after provision for loan losses	10,379	11,472

Non-interest income:
Deposit account service fees	233	270
Gains (losses) on securities available for sale, net	1,043	(41)
Gains (losses) on trading securities, net	(283)	273
Other	396	396

Total non-interest income	1,389	898

Non-interest expense:
Salaries and employee benefits	3,728	3,811
Occupancy and equipment	1,120	1,109
Data processing	260	274
Professional services	240	219
Advertising and marketing	48	70
Deposit insurance	83	90
Other	645	705

Total non-interest expense	6,124	6,278

Income before income taxes	5,644	6,092
Income tax expense	1,961	2,161

Net income	$3,683	$3,931

Weighted average common shares outstanding:
Basic	4,421,777	4,492,377
Diluted	4,523,552	4,583,407
Earnings per share (in dollars):
Basic	$0.83	$0.88
Diluted	0.81	0.86

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2004 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2003	$7,688	$54,417	$99,038	$(54,177)	$3,961	$(515)	$515	$110,927
Net Income	—	—	3,683	—	—	—	—	3,683
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(3,811)	—	—	(3,811)

Comprehensive loss								(128)
Cash dividends paid ($0.50 per share)	—	—	(2,215)	—	—	—	—	(2,215)
Purchase of treasury stock	—	—		(1,473)	—	—	—	(1,473)
Purchase of company stock for deferred compensation plan (Note 8)	—	—		—	—	(52)	52	—
Exercise of stock options and related tax benefits	29	529	—	—	—	—	—	558

Balance at June 30, 2004	$7,717	$54,946	$100,506	$(55,650)	$150	$(567)	$567	$107,669

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2003 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2002	$7,610	$52,820	$95,243	$(46,080)	$7,692	(477)	477	$117,285
Net Income	—	—	3,931	—	—	—	—	3,931
Other comprehensive income,
net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,686)	—	—	(1,686)

Comprehensive income								2,245
Cash dividends paid ($0.46 per share)	—	—	(2,052)	—	—	—	—	(2,052)
Purchase of treasury stock	—	—	—	(8,096)	—	—	—	(8,096)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(38)	38	—
Exercise of stock options and related tax benefits	41	715	—	—	—	—	—	756

Balance at June 30, 2003	$7,651	$53,535	$97,122	$(54,176)	$6,006	(515)	515	$110,138

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$3,683	$3,931
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	356	327
Loan interest capitalized	(3)	(6)
Tax benefit resulting from stock options exercised	185	189
Decrease in accrued interest receivable	130	358
Decrease in other liabilities	(3,767)	(814)
Decrease (increase) in income tax receivable, net	165	(518)
Amortization of premiums (accretion of discounts) on securities, net	401	253
Net trading securities activity	(5,859)	(31,418)
(Gains) losses on securities available for sale, net	(1,043)	32
Valuation writedowns of equity securities available for sale	—	9
(Gains) losses on trading securities, net	283	(273)
Decrease in deferred mortgage loan origination fees, net of amortization	(129)	(285)
Deferred income tax expense (benefit)	(180)	260
(Increase) decrease in other assets	4,129	(148)
Provision for loan losses	(113)	—
Provision for off-balance sheet credit exposures	(10)	—
Transfer from allowance for loan losses	—	(246)
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	246
Gain on sale of equipment	(4)	—
Decrease in escrow deposits of borrowers	(190)	(168)

Net cash used in operating activities	(1,966)	(28,271)

Cash flows from investing activities:
Purchases of term federal funds	—	(15,000)
Net increase in interest-bearing bank deposits	(308)	(1,176)
Proceeds from sales of investment securities available for sale	16,634	27,086
Proceeds from maturities and redemption of investment securities available for sale	95,000	91,000
Purchases of investment securities available for sale	(127,310)	(195,428)
Purchases of mortgage-backed securities	(50,922)	—
Principal repayments of mortgage-backed securities	20,150	57,733
Principal repayments of securities available for sale	1	1
Loans originated	(33,393)	(37,528)
Loan principal payments received	41,803	70,076
Proceeds from sale of equipment	4	—
Purchases of premises & equipment	(76)	(704)

Net cash used in investing activities	(38,417)	(3,940)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in deposits	(21,791)	8,351
Payments to acquire treasury stock	(1,473)	(8,096)
Purchase of Company stock for deferred compensation plan	(52)	(38)
Increase in deferred compensation obligation	52	38
Issuance of common stock under stock option plan	373	567
Cash dividends paid on common stock	(2,215)	(2,052)

Net cash used in financing activities	(25,106)	(1,230)

Net decrease in cash and cash equivalents	(65,489)	(33,441)
Cash and cash equivalents at beginning of period	222,910	257,019

Cash and cash equivalents at end of period	$157,421	$223,578

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$6,224	$8,793
Cash paid during the period for taxes, net of refunds	1,790	2,230

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2004 and December 31, 2003, and its operating results for the three months and six months ended June 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior years’ consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Stock-Based Employee Compensation

MASSBANK Corp. utilizes stock options to compensate its officers and non-employee directors. Options are issued pursuant to plans approved by the Company’s shareholders. No grants or awards were made as of June 30, 2004 under the Company’s 2004 Stock Incentive Plan. Under the 1994 Stock Incentive Plan (“the Plan”), which expired in January 2004, options to purchase MASSBANK Corp. common stock have been granted to bank officers and non-employee directors of the Company at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options all have been 100% vested at date of grant, and expire in 10 years. The Company accounts for the Plan using the intrinsic-value based method of accounting. Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for stock- based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$1,734	$1,986	$3,683	$3,931

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(42)	(18)	(84)	(36)

Pro forma net income	$1,692	$1,968	$3,599	$3,895

EARNINGS PER SHARE:
Basic – as reported	$0.39	$0.45	$0.83	$0.88
Basic – pro forma	0.38	0.44	0.81	0.87

Diluted – as reported	0.39	0.44	0.81	0.86
Diluted – pro forma	0.38	0.43	0.80	0.85

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board issued (“SFAS”) No. 132, (revised), “Employers’ Disclosures about Pensions and Other Post- retirement Benefits, an amendment of FASB Statements 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other post- retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements 87, 88, and 106. This Statement retains the disclosure requirements contained in FASB 132, Employers’ Disclosures about Pension and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the type of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. Interim reports issued by public companies must now include these new or expanded disclosures about their postretirement benefit plans. (See note #10 to the consolidated financial statements). This Statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 (revised) did not have a material impact on the Company’s financial condition or results of operations.

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2004	At December 31, 2003
Federal funds sold (overnight)	$148,546	$145,684
Term federal funs sold	—	45,000
Money market investment funds	987	23,337
Interest-bearing bank money market accounts	514	511

Total short-term investments	$150,047	$214,532

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At June 30, 2004, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $5,085,000 and commitments under existing home equity lines of credit and other loans of approximately $39,250,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At June 30, 2004 this allowance, which is shown separately on the balance sheet, totaled $616,000.

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

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003
Denominator for basic earnings per share:
Average common shares outstanding	4,416	4,428	4,422	4,492

Dilutive common stock options	86	103	102	91

Denominator for diluted earnings per share	4,502	4,531	4,524	4,583

Numerator: Net income attributable to common shares	$1,734	$1,986	$3,683	$3,931

Earnings per share:
Basic	$0.39	$0.45	$0.83	$0.88
Diluted	0.39	0.44	0.81	0.86

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At June 30, 2004 the trust held 26,600 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.” It includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

The term “comprehensive income (loss)” describes the total of all components of comprehensive income (loss) including net income.

The Company’s other comprehensive income (loss) and related tax effect for the six months ended June 30, 2004 and 2003 is as follows:

	For the Six Months Ended June 30, 2004
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(5,120)	$1,915	$(3,205)
Less: reclassification adjustment for gains realized in net income	1,043	(437)	606

Net unrealized losses	(6,163)	2,352	(3,811)

Other comprehensive loss	$(6,163)	$2,352	$(3,811)

	For the Six Months Ended June 30, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(2,659)	$949	$(1,710)
Less: reclassification adjustment for (losses) realized in net income	(41)	17	(24)

Net unrealized losses	(2,618)	932	(1,686)

Other comprehensive loss	$(2,618)	$932	$(1,686)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and six months ended June 30, 2004 and 2003:

Pension Benefits

	Three months ended June 30,		Six months ended June 30
(In thousands)	2004	2003	2004	2003
Service cost	$108	$97	$215	$193
Interest cost	131	129	262	258
Expected return on plan assets	(137)	(115)	(273)	(231)
Amortization of prior service cost	(4)	(4)	(7)	(7)
Amortization of net (gains) losses	2	26	4	53

Net periodic pension expense	$100	$133	$201	$266

The Company, as previously disclosed in its financial statements for the year ended December 31, 2003, expects to contribute $367 thousand to its pension plan in 2004. No contribution has been made as of June 30, 2004.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in its annual and quarterly reports to stock- holders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “would,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations, or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks and uncertainties, and other factors including but not limited to the following:

•	The strength of the local economy and the U.S. economy in general;

•	Unexpected fluctuations in market interest rates;

•	Unexpected fluctuations in the markets for equities, bonds, federal funds and other financial instruments;

•	An increase in the level of the Company’s non-performing assets;

•	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds;

•	A decrease in its loan originations;

•	A decrease in its deposits; and

•	A limit on the ability of the Company to attract and retain banking customers;

•	Adverse legislative or regulatory developments;

•	Adverse impacts resulting from the continuing war on terrorism;

•	An increase in employee-related costs, including healthcare expenses; and

•	The impact of deflation or inflation, and other factors described in the Company’s annual report on Form 10-K.

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

The provision for loan losses on off-balance sheet credit exposures represents a charge against current earnings (reported in other non-interest expense) and an addition to the allowance for loan losses on off-balance sheet credit exposures. In determining the amount to provide for off-balance sheet credit exposures, the key factor is the adequacy of the balance of the allowance. The allowance is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including the risk characteristics of the loan commitments, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

Investment Securities Other Than Temporarily Impaired (continued)

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first half of 2004. Other than temporary impairment writedowns of investment securities in the first half of 2003 totaled $9 thousand.

FINANCIAL OVERVIEW

For the quarter ended June 30, 2004, MASSBANK Corp. reported net income of $1,734,000, or $0.39 in diluted earnings per share compared to net income of $1,986,000 or $0.44 in diluted earnings per share in the second quarter of 2003. Basic earnings per share in the recent quarter were $0.39 per share compared to $0.45 per share in the second quarter of the prior year. Return on average assets and return on average equity were 0.70% and 6.33%, respectively, in the second quarter of 2004 compared to 0.79% and 7.11%, respectively, in the same quarter of 2003.

The Company’s earnings and operating ratios for the second quarter of 2004 compared to the same quarter of 2003 were negatively impacted by the low interest rate environment and prepayment activity on mortgage-backed securities and residential mortgages. This was partially offset by a decrease in non- interest expense.

(In thousands) Quarters Ended June 30,	2004	2003	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,611	$4,889	$(1,278)
Mortgage-backed securities	1,540	2,216	(676)
Federal funds sold	439	689	(250)
Other	2,531	2,066	465

Total interest and dividend income	8,121	9,860	(1,739)
Total interest expense	3,096	4,136	1,040

Net interest income	5,025	5,724	(699)
Provision for loan losses	(51)	—	51
Gains on securities, net	186	192	(6)
Other non-interest income	342	400	(58)
Non-interest expense	2,964	3,229	265
Taxes	906	1,101	195

Net income	$1,734	$1,986	$(252)
Diluted earnings per share	$0.39	$0.44	$(0.05)

(In thousands) Quarters Ended June 30,	2004	2003	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$245,294	$296,098	$(50,804)
Mortgage-backed securities	106,814	142,812	(35,998)
Federal funds sold	183,480	231,170	(47,690)
Other	425,012	320,963	104,049

Total earning assets	$960,600	$991,043	$(30,443)
Total deposits	$867,737	$893,752	$(26,015)

FINANCIAL OVERVIEW (Continued)

Earnings results for the second quarter of 2004 included the following that are more fully disclosed below:

•	Reduction in net interest income of $699 thousand due essentially to the prepayment activity on mortgage-backed securities and residential mortgages that reduced interest income on these (higher yielding) earning assets.

•	Negative provision for loan losses in the amount of $51 thousand due to a low level of problem loans and a reduction in the size of the Bank’s loan portfolio.

•	A decrease in non-interest income of $64 thousand.

•	A decrease in non-interest expense in the amount of $265 thousand due in part to: a decrease in deferred compensation expense related to the Bank’s supplemental retirement plan for certain executive officers that is offset by a corresponding increase in other non-interest income; a decrease in salaries and retirement benefit costs; and a decrease in various other non-interest expenses.

Condensed Consolidated Balance Sheets

(In Thousands)	June 30, 2004	December 31, 2003	Variance

Assets:
Short-term investments	$150,047	$214,532	$(64,485)
Interest-bearing deposits in banks	5,993	5,685	308
Securities available for sale, at market value	464,754	429,229	35,525
Securities held-to-maturity	4,911	—	4,911
Trading securities, at market value	78,209	72,633	5,576

Total investments	703,914	722,079	(18,165)
Total loans	244,722	253,006	(8,284)
Allowance for loan losses	(1,439)	(1,554)	115

Net loans	243,283	251,452	(8,169)
Other assets	33,253	36,718	(3,465)

Total assets	$980,450	$1,010,249	$(29,799)

Liabilities:
Total deposits	$860,233	$882,024	$(21,791)
Escrow deposits of borrowers	949	1,139	(190)
Other liabilities	11,599	16,159	(4,560)

Total liabilities	872,781	899,322	(26,541)
Total stockholders’ equity	107,669	110,927	(3,258)

Total liabilities and stockholders’ equity	$980,450	$1,010,249	$(29,799)

Financial Condition

The Company’s total assets were $980.5 million at June 30, 2004, compared to $1.010 billion at December 31, 2003 reflecting a decrease of $29.8 million. This was due largely to a decrease in investments and loans which decreased as a result of a decrease in total deposits.

Investments

At June 30, 2004 the Company’s total investments were $703.9 million representing 71.8% of total assets compared to $722.1 million representing 71.5% of total assets at December 31, 2003. Total investments have decreased $18.2 million from year-end 2003. The Company’s investments also reflect the reinvestment of over $35 million from short-term investments to securities available for sale. This is intended to help improve the Company’s net interest margin by extending the duration of some investments.

Loans

The loan portfolio, net of allowance for loan losses, decreased $8.2 million or 3.2% in the first half of 2004. At June 30, 2004 the loan portfolio, net of allowance for loan losses, totaled $243.3 million representing 24.8% of total assets compared to $251.5 million representing 24.9% of total assets at December 31, 2003. The decrease in loans is due to prepayment activity and a decrease in new loan originations. New loan originations totaled $33.4 million in the first half of 2004 compared to $37.5 million in the first half of 2003. Although the Bank originated $33.4 million in new loans in the first half of 2004, loan principal payments received totaled $41.8 million thus reducing the size of the loan portfolio.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $232.6 million at June 30, 2004, representing 95.0% of the loan portfolio. See page 37 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2004 and December 31, 2003.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, increased to $398 thousand at June 30, 2004 from $230 thousand at December 31, 2003. This represents 0.16% of total loans at June 30, 2004. The Bank had no real estate acquired through foreclosure at June 30, 2004.

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

Deposits at June 30, 2004 totaled $860.2 million, reflecting a decrease of $21.8 million from $882.0 million at December 31, 2003. In the first half of 2004 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in equity securities, mutual funds, and real estate.

For information concerning deposit balances at June 30, 2004 and December 31, 2003, see page 40 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $3.3 million to $107.7 million at June 30, 2004 representing a book value of $24.51 per share. This compares to $110.9 million representing a book value of $25.17 per share at December 31, 2003.

The decrease in stockholders’ equity was essentially the result of the following: a decrease in accumulated other comprehensive income of $3.8 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $2.2 million; and the Company’s repurchase of treasury stock in the amount of $1.5 million during the first six months of 2004. This was partially offset by the Company’s net income for the first half of 2004 of $3.7 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.5 million.

Comparison of Operating Results for the Three Months ended June 30, 2004 and 2003.

Net interest income

Net interest income totaled $5,025,000 in the second quarter of 2004, a decrease of $699,000 from the same quarter a year ago. The decline in net interest income was primarily attributable to a low interest rate environment. Interest income from the bank’s loans and mortgage-backed securities declined due to prepayment activity that reduced the bank’s portfolios of these higher yielding assets. The average balance of mortgage-backed securities declined $36.0 million, from $142.8 million in the second quarter of 2003 to $106.8 million in the second quarter of 2004 while average loan balances declined $50.8 million, from $296.1 million in the second quarter of 2003 to $245.3 million in the second quarter of 2004. The cash flow from this prepayment activity was invested at lower yields but for shorter terms in anticipation of higher-rate opportunities in the future. Rising interest rates will likely have a positive affect on the Company’s future net interest income and net interest margin.

The decline in net interest income also reflects a decrease in net interest margin and average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended June 30, 2004 was 2.10%, a decrease from 2.32% reported in the second quarter of 2003. Average earning assets for the quarter ended June 30, 2004 decreased $30.4 million to $960.6 million, from $991.0 million in the same quarter of 2003.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2004 decreased $1,748,000 or 17.7% to $8,131,000 from $9,879,000 for the three months ended June 30, 2003. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, and a decrease in interest income resulting from a decrease of $30.4 million in average earning assets. As reflected in the table on page 23 of this report, the yield on the Company’s average earning assets in the second quarter of 2004 was 3.39%, down from 3.99% in the same quarter of 2003. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates and the change in mix of interest earning assets resulting from the prepayment activity that reduced the Bank’s loans and mortgage-backed securities portfolios.

Interest Expense

Total interest expense for the three months ended June 30, 2004 decreased$1,040,000, or 25.1% to $3,096,000 from $4,136,000 for the three months ended June 30, 2003. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds and a decrease in interest expense due to a decrease in average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 43 basis points, from 1.86% in the second quarter of 2003 to 1.43% in the recent quarter. The Company’s average deposits, as shown in the table on page 24, decreased $26.0 million to $867.7 million in the second quarter of 2004, from $893.8 million in the second quarter of 2003.

AVERAGE BALANCE SHEETS

	Three Months Ended June 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
Assets:
Earning assets:
Federal funds sold	$183,480	$439	0.96%	$231,170	$689	1.20%
Short-term investments (4)	30,600	95	1.25	27,562	111	1.62
Securities available for sale:
Other securities (2)	317,636	2,137	2.69	213,818	1,668	3.12
Mortgage-backed securities (2)	103,029	1,492	5.79	142,812	2,216	6.21
Mortgage-backed securities held-to-maturity	3,785	48	5.02	—	—	—
Trading securities	76,776	309	1.61	79,583	306	1.54
Mortgage loans (3)	234,627	3,445	5.87	282,260	4,668	6.62
Other loans (3)	10,667	166	6.24	13,838	221	6.39

Total earning assets	960,600	$8,131	3.39%	991,043	$9,879	3.99%
Allowance for loan losses	(1,490)			(2,653)

Total earning assets
less allowance for
loan losses	959,110			988,390
Other assets	25,016			21,700

Total assets	$984,126			$1,010,090

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

	Three Months Ended June 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$85,383	$44	0.21%	$82,356	$54	0.26%
Savings	593,173	2,149	1.46	594,269	2,900	1.96
Time certificates of deposit	189,181	903	1.92	217,127	1,182	2.18

Total deposits	867,737	3,096	1.43	893,752	4,136	1.86
Other liabilities	6,774			4,569

Total liabilities	874,511			898,321
Stockholders’ equity	109,615			111,769

Total liabilities and stockholders’ equity	$984,126			$1,010,090

Net interest income (tax-equivalent basis)		5,035			5,743
Less adjustment of tax-exempt interest income		10			19

Net interest income		$5,025			$5,724

Interest rate spread (5)			1.96%			2.13%

Net interest margin (6)			2.10%			2.32%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision for Loan Losses

In the second quarter of 2004, the Bank recorded a negative provision for loan losses of $51 thousand due to a low level of problem loans and a reduction in the size of the Bank’s loan portfolio. This compares to a zero provision for loan losses in the same quarter of the prior year. The Bank’s loan portfolio decreased $8.3 million from $253.0 million at December 31, 2003 to $244.7 million at June 30, 2004. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. At June 30, 2004, the allowance for loan losses was $1.4 million representing 0.59% of total loans and 362% of non-accrual loans. This compares to $1.6 million representing 0.64% of total loans and 676% of non-accrual loans at December 31, 2003. Non-accrual loans totaled $398 thousand at June 30, 2004, up from $230 thousand at December 31, 2003 and $367 thousand a year earlier. Management believes that the allowance for loan losses as of June 30, 2004 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $616 thousand and $626 thousand at June 30, 2004 and December 31, 2003, respectively. This is intended to protect the Bank against loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $64,000 to $528,000 in the recent quarter, from $592,000 in the comparable quarter of the prior year.

In the second quarter 2004, the Company recorded net gains on securities of $186,000 compared to net securities gains of $192,000 in the same quarter last year. Net securities gains in the recent quarter consisted of losses on trading securities of $493,000 and net gains on securities available for sale of $679,000. This compares to net gains on trading securities of $351,000 and net losses on securities available for sale of $159,000 in the second quarter of 2003. The Company’s equity securities portfolio had net unrealized gains of $223 thousand as of June 30, 2004; and the Company’s debt securities portfolio had net unrealized gains of $53 thousand as of the end of the recent quarter. See page 34 of this report for more detail concerning the Company’s investment securities.

The Bank’s deposit account service fees and other non-interest income totaled $112,000 and $230,000, respectively, for the second quarter of 2004 compared to $133,000 and $267,000, respectively, for the second quarter of 2003. The decrease in other non-interest income is due primarily to the assets in the Company’s deferred compensation plan not having appreciated in value as much in the three months ended June 30, 2004 as in the same period last year. This decrease is offset by an equivalent decline in deferred compensation expense under the salaries and employee benefits expense component as noted below.

Non-Interest Expense

Non-interest expense decreased $265,000 or 8.2% to $2,964,000 for the three months ended June 30, 2004 compared to the same period in 2003.

Salaries and employee benefits, the largest component of non-interest expense decreased $138,000 or 7.0% to $1,831,000 in the recent quarter, from $1,969,000 in the comparable quarter of 2003. Approximately half of this decrease is due to the decrease in deferred compensation plan related expense noted under the non-interest income section above. The remainder is due to a decrease in salaries and retirement benefit costs.

All other non-interest expenses combined decreased $127,000 to $1,133,000 for the three months ended June 30, 2004 from $1,260,000 for the three months ended June 30, 2003. Reductions in postage and telephone expenses accounted for $72,000 of the decrease.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax. The Company recorded income tax expense of $906,000 in the second quarter of 2004, a decrease of $195,000 when compared to the same quarter last year.

The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $2,640,000 in the recent quarter compared to $3,087,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2004 and 2003 was 34.3% and 35.7%, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2004 and 2003

FINANCIAL OVERVIEW

For the six months ended June 30, 2004, the Company reported net income of $3,683,000, or $0.81 in diluted earnings per share compared to net income of $3,931,000 or $0.86 in diluted earnings per share for the first six months of 2003. Basic earnings per share in the first half of 2004 were $0.83 per share compared to $0.88 per share in the same period of the prior year. Return on average assets and return on average equity were 0.75% and 6.65%, respectively, in the first half of 2004 compared to 0.78% and 6.92%, respectively, in the same period of 2003.

The Company’s earnings and operating ratios for the first six months of 2004 compared to the same period of 2003 were negatively impacted by the low interest rate environment and prepayment activity on mortgage-backed securities and residential mortgages.

(In thousands) Six Months Ended June 30,	2004	2003	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$7,362	$10,059	$(2,697)
Mortgage-backed securities	3,025	4,906	(1,881)
Federal funds sold	925	1,310	(385)
Other	5,154	3,946	1,208

Total interest and dividend income	16,466	20,221	(3,755)
Total interest expense	6,200	8,749	2,549

Net interest income	10,266	11,472	(1,206)
Provision for loan losses	(113)	—	113
Gains on securities, net	760	232	528
Other non-interest income	629	666	(37)
Non-interest expense	6,124	6,278	154
Taxes	1,961	2,161	200

Net income	$3,683	$3,931	$(248)
Diluted earnings per share	$0.81	$0.86	$(0.05)

(In thousands) Six Months Ended June 30,	2004	2003	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$247,748	$304,878	$(57,130)
Mortgage-backed securities	103,106	158,330	(55,224)
Federal funds sold	193,263	220,224	(26,961)
Other	420,409	306,853	113,556

Total earning assets	$964,526	$990,285	$(25,759)
Total deposits	$870,099	$890,990	$(20,891)

Financial Overview (Continued)

Earnings results for the first six months of 2004 included the following that are more fully discussed herein:

•	Reduction in net interest income of $1.2 million due essentially to the prepayment activity on mortgage-backed securities and residential mortgages that reduced interest income on these (higher yielding) earning assets.

•	Negative provision for loan losses in the amount of $113 thousand due to a low level of problem loans and a reduction in the size of the Bank’s loan portfolio.

•	An increase in non-interest income of $491 thousand due primarily to an increase in securities gains of $528 thousand.

•	A decrease in non-interest expense in the amount of $154 thousand due in part to: a decrease in deferred compensation expense related to the Bank’s supplemental retirement plan for certain executive officers that is offset by a corresponding increase in other non-interest income; a decrease in salaries and retirement benefit costs; and a decrease in various other non-interest expenses.

AVERAGE BALANCE SHEETS

	Six Months Ended June 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$193,263	$925	0.96%	$220,224	$1,310	1.20%
Short-term investments (4)	26,563	172	1.30	29,928	235	1.58
Securities available for sale:
Other securities (2)	319,815	4,418	2.76	200,607	3,183	3.17
Mortgage-backed securities (2)	101,214	2,977	5.88	158,330	4,906	6.20
Mortgage-backed securities held-to-maturity	1,892	48	5.04	—	—	—
Trading securities	74,031	594	1.60	76,318	569	1.50
Mortgage loans (3)	236,838	7,027	5.93	290,345	9,599	6.61
Other loans (3)	10,910	335	6.17	14,533	460	6.38

Total earning assets	964,526	$16,496	3.42%	990,285	$20,262	4.09%
Allowance for loan losses	(1,521)			(2,653)

Total earning assets less allowance for loan losses	963,005			987,632
Other assets	25,091			21,852

Total assets	$988,096			$1,009,484

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

	Six Months Ended June 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$84,028	$88	0.21%	$82,835	$139	0.34%
Savings	597,450	4,345	1.46	580,775	6,014	2.09
Time certificates of deposit	188,621	1,767	1.88	227,380	2,596	2.30

Total deposits	870,099	6,200	1.43	890,990	8,749	1.98
Other liabilities	7,308			4,849

Total liabilities	877,407			895,839
Stockholders’ equity	110,689			113,645

Total liabilities and stockholders’ equity	$988,096			$1,009,484

Net interest income (tax-equivalent basis)		10,296			11,513
Less adjustment of tax-exempt interest income		30			41

Net interest income		$10,266			$11,472

Interest rate spread (5)			1.99%			2.11%

Net interest margin (6)			2.14%			2.33%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Net Interest Income

Net interest income totaled $10,266,000 for the six months ended June 30, 2004, compared to $11,472,000 for the same period in 2003. The decline in net interest income was primarily attributable to a low interest rate environment. Interest income from the bank’s loans and mortgage-backed securities declined due to prepayment activity that reduced the bank’s portfolios of these higher yielding assets. The average balance of mortgage-backed securities declined $55.2 million, from $158.3 million in the first half of 2003 to $103.1 million in the first half of 2004 while average loan balances declined $57.1 million, from $304.9 million in the first half of 2003 to $247.7 million in the first half of 2004. The cash flow from this prepayment activity was invested at lower yields but for shorter terms in anticipation of higher-rate opportunities in the future. Rising interest rates will likely have a positive affect on the Company’s future net interest income and net interest margin.

The decline in net interest income also reflects a decrease in net interest margin and average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the six months ended June 30, 2004 was 2.14%, a decrease from 2.33% reported for the first six months of 2003. Average earning assets for the six months ended June 30, 2004 decreased $25.8 million to $964.5 million, from $990.3 million in the same period of 2003.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2004 decreased $3,766,000 or 18.6% to $16,496,000 from $20,262,000 for the six months ended June 30, 2003. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, and a decrease in interest income resulting from a decrease of $25.8 million in average earning assets. As reflected in the table on page 29 of this report, the yield on the Company’s average earning assets in the first half of 2004 was 3.42%, down from 4.09% in the same period of 2003. The reduction in yield on the Company’s average earning assets is primarily attributable to lower market interest rates and the change in mix of interest earning assets resulting from the prepayment activity that reduced the Bank’s loans and mortgage-backed securities portfolios.

Interest Expense

Total interest expense for the six months ended June 30, 2004 decreased $2,549,000, or 29.1% to $6,200,000 from $8,749,000 for the six months ended June 30, 2003. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds and a decrease in interest expense due to a decrease in average deposits. A decrease in the Bank’s deposit rates, due to declining market interest rates in the last twelve months, caused the Bank’s cost of funds to decrease 55 basis points, from 1.98% in the first six months of 2003 to 1.43% in the same period of 2004. The Company’s average deposits, as shown in the table on page 30, decreased $20.9 million to $870.1 million in the first half of 2004, from $891.0 million in the first half of 2003.

Provision for Loan Losses

In the first six months of 2004, the Bank recorded a negative provision for loan losses of $113 thousand due to a low level of problem loans and a reduction in the size of the Bank’s loan portfolio. This compares to a zero provision for loan losses in the same period of the prior year. The Bank’s loan portfolio decreased $8.3 million from $253.0 million at December 31, 2003 to $244.7 million at June 30, 2004. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. At June 30, 2004, the allowance for loan losses was $1.4 million representing 0.59% of total loans and 362% of non-accrual loans. This compares to $1.6 million representing 0.64% of total loans and 676% of non-accrual loans at December 31, 2003. Non- accrual loans totaled $398 thousand at June 30, 2004, up from $230 thousand at December 31, 2003 and $367 thousand a year earlier. Management believes that the allowance for loan losses as of June 30, 2004 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $616 thousand and $626 thousand at June 30, 2004 and December 31, 2003, respectively This is intended to protect the Bank against loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income. Non-interest income increased $491,000 to $1,389,000 in the first six months of 2004, from $898,000 in the comparable period of the prior year.

In the first half of 2004, the Company recorded net gains on securities of $760,000 compared to net securities gains of $232,000 in the same period last year. Net securities gains in the first half of 2004 consisted of losses on trading securities of $283,000 and net gains on securities available for sale of $1,043,000. This compares to net gains on trading securities of $273,000 and net losses on securities available for sale of $41,000 in the first half of 2003.

The Bank’s deposit account service fees declined $37,000 from $270,000 in the first six months of 2003 to $233,000 in the first half of this year. Other non-interest income totaled $396,000 for the first half of 2004, unchanged from the same period last year.

Non-Interest Expense

Non-interest expense decreased $154,000 or 2.5% to $6,124,000 for the six months ended June 30, 2004 compared to the same period in 2003.

Salaries and employee benefits, the largest component of non-interest expense decreased $83,000 or 2.2% to $3,728,000 in the first half of 2004, from $3,811,000 in the comparable period of 2003. This decrease is due primarily to reductions in salaries, deferred compensation and retirement benefit costs.

All other non-interest expenses combined decreased $71,000 to $2,396,000 for the six months ended June 30, 2004 from $2,467,000 for the six months ended June 30, 2003. Reductions in stationery and supplies, postage and telephone expenses were the primary reasons for the decrease.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $1,961,000 in the first six months of 2004, a decrease of $200,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $5,644,000 in the first half of 2004 compared to $6,092,000 for the same period a year ago. The effective income tax rate for the six months ended June 30, 2004 and 2003 was 34.7% and 35.5%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at June 30, 2004 with gross unrealized gains and losses, follows:

(In thousands) At June 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held-to-maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,911	$—	$(118)	$4,793

Total securities held-to-maturity	4,911	—	(118)	4,793

Securities available for sale:
Debt securities:
U.S. Treasury obligations	153,713	239	(750)	153,202
U.S. Government agency obligations	186,054	84	(3,226)	182,912

Total	339,767	323	(3,976)	336,114

Mortgage-backed securities:
Government National Mortgage Association	6,994	409	—	7,403
Federal Home Loan Mortgage Corporation	108,994	3,452	(165)	112,281
Federal National Mortgage Association	134	5	—	139
Collateralized mortgage obligations	168	5	—	173

Total mortgage-backed securities	116,290	3,871	(165)	119,996

Total debt securities available for sale	456,057	4,194	(4,141)	456,110

Equity securities	8,421	429	(206)	8,644

Total securities available for sale	464,478	$4,623	$(4,347)	$464,754

Net unrealized gains on securities available for sale	276

Total securities available for sale, net	464,754

Total investment securities, net	$469,665

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At June 30, 2004	Market Value
U.S. Treasury obligations	$76,912
Marketable equity securities	1,293
Investments in mutual funds	4

Total trading securities	$78,209

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2003 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$122,902	$900	$(160)	$123,642
U.S. Government agency obligations	199,057	531	(1,125)	198,463

Total	321,959	1,431	(1,285)	322,105

Mortgage-backed securities:
Government National Mortgage Association	9,002	617	—	9,619
Federal Home Loan Mortgage Corporation	80,957	4,669	—	85,626
Federal National Mortgage Association	198	8	—	206
Collateralized mortgage obligations	204	3	—	207

Total mortgage-backed securities	90,361	5,297	—	95,658

Total debt securities available for sale	412,320	6,728	(1,285)	417,763

Equity securities	10,555	1,177	(266)	11,466

Total securities available for sale	422,875	$7,905	$(1,551)	$429,229

Net unrealized gains on securities available for sale	6,354

Total securities available for sale, net	429,229

Total investment securities, net	$429,229

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At December 31, 2003	Market Value

U.S. Treasury obligations	$72,408
Marketable equity securities	222
Investments in mutual funds	3

Total trading securities	$72,633

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at June 30, 2004 and December 31, 2003 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	June 30, 2004
	Available for Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$88,579	$88,525
After 1 year but within 5 years	222,018	219,098
After 5 years but within 10 years	27,130	26,464
After 10 years but within 15 years	2,040	2,027

U.S. Treasury and Government agency obligations (a)	339,767	336,114
Mortgage-backed securities	116,290	119,996

Total	$456,057	$456,110

	December 31, 2003
	Available for Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$53,281	$53,583
After 1 year but within 5 years	237,464	237,582
After 5 years but within 10 years	29,172	28,876
After 10 years but within 15 years	2,042	2,064

U.S. Treasury and Government agency obligations (b)	321,959	322,105
Mortgage-backed securities	90,361	95,658

Total	$412,320	$417,763

(a)	At June 30, 2004 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $162.0 million and a market value of $159.4 million.
(b)	At December 31, 2003 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $193.0 million and a market value of $192.4 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2004	At December 31, 2003

Mortgage loans:
Residential	$232,153	$240,527
Commercial	1,528	1,601
Construction	649	81

	234,330	242,209
Premium on loans	6	10
Deferred mortgage loan origination fees	(204)	(333)

Total mortgage loans	234,132	241,886
Other loans:
Consumer:
Installment	358	415
Guaranteed education	2,008	2,333
Other secured	533	518
Home equity lines of credit	7,403	7,549
Unsecured	179	166

Total consumer loans	10,481	10,981
Commercial	109	139

Total other loans	10,590	11,120

Total loans	$244,722	$253,006

The Bank’s loan portfolio decreased $8.3 million during the first half of 2004, from $253.0 million at December 31, 2003 to $244.7 million at June 30, 2004. Mortgage loans decreased $7.8 million and consumer loans decreased $0.5 million.

Loan originations increased to $20.7 million in the second quarter of 2004 from $16.7 million in the second quarter of last year. In the first half of 2004, loan originations totaled $33.4 million compared to $37.5 million in the first six months of 2003.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2004 and 2003, and December 31, 2003:

(In thousands)	At June 30, 2004	At December 31, 2003	At June 30, 2003

Non-Performing Assets:

Non-accrual loans	$398	$230	$367
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$398	$230	$367

Allowance for loan losses	$1,439	$1,554	$2,023
Allowance as a percent of non-accrual loans	361.6%	675.7%	551.2%
Allowance as a percent of non-performing assets	361.6%	675.7%	551.2%
Non-accrual loans as a percent of total loans	0.16%	0.09%	0.13%
Non-performing assets as a percent of total assets	0.04%	0.02%	0.04%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Although non-performing assets have increased $168,000 from $230,000 at December 31, 2003 to $398,000 at June 30, 2004 as noted in the table above, this principal balance of non-accrual loans still represented only approximately 0.16% of total loans at June 30, 2004.

The Bank did not have any impaired loans as of June 30, 2004.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Balance at December 31, 2003 and 2002	$1,554	$2,271
Negative provision for loan losses	(113)	—
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	(246)
Recoveries of loans previously charged-off	—	—
Charge-offs	(2)	(2)

Balance at June 30, (1)	$1,439	$2,023

(1)	The allowance for loan losses for prior years has been reclassified to adjust for the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) to conform to the 2004 presentation.

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

At June 30, 2004 the balance of the allowance for loan losses was $1,439,000 representing 361.6% of non-accrual loans and 0.59% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for probable losses on its out- standing loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $21.8 million to $860.2 million at June 30, 2004 from $882.0 million at December 31, 2003.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Demand and NOW	$83,504	$84,572
Savings and money market accounts	586,314	607,831
Time certificates of deposit	190,415	189,621

Total deposits	$860,233	$882,024

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $8.6 million at June 30, 2004. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $456.1 million and $78.2 million, respectively, at June 30, 2004. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change, which impacts net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2004 the Bank had $150.0 million or 15.3% of total assets and $413.0 million or 42.1% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2004, the Bank had a leverage Tier I capital to average assets ratio of 10.44%, a Tier I capital to risk- weighted assets ratio of 37.83% and a total capital to risk-weighted assets ratio of 38.63%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 10.86%, Tier I capital to risk-weighted assets of 39.38% and total capital to risk-weighted assets of 40.18% at June 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2004, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the six months ended June 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased Part of Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under The Repurchase Program

January 1 – January 31, 2004	—	—	—	100,000

March 1 – March 31, 2004	5,000	$39.05	5,000	95,000

May 1 – May 31, 2004	33,000	$33.72	33,000	62,000

June 1 – June 30, 2004	5,000	$33.05	5,000	57,000

(1)	The MASSBANK Corp. stock repurchase program was publicly announced on January 22, 2004 and effective as of such date and expires one year following such date. The Company may repurchase up to 100,000 shares of its common stock from time to time, in the open market, through block trades or otherwise.

Item 2. (Continued)

In addition, the following number of shares were purchased by the Company’s Directors’ Deferred Compensation Plan and Trust in the recent quarter:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, – March 31, 2004	1,000	$39.40
June 1, – June 30, 2004	400	$33.30

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b.	Reports on Form 8-K

(1)	Current Report on Form 8-K dated April 26, 2004, (furnishing first quarter 2004 earnings release for MASSBANK Corp.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: August 6, 2004	/S/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: August 6, 2004	/S/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO