Form 10-Q
period 2004-09-30
MASSBANK CORP
filed 2004-11-08
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Class: Common stock $1.00 per share.

Outstanding at October 31, 2004: 4,401,050 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

		Page
PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)	3

	Consolidated Statements of Income (unaudited) for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003	4 - 5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2004 and 2003 (unaudited)	6 - 7

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003	8 - 9

	Condensed Notes to the Consolidated Financial Statements	10 - 15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 41

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	42 - 43

ITEM 4.	Disclosure Controls and Procedures	43

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	44

ITEM 2.	Changes in Securities	44 - 45

ITEM 3.	Defaults Upon Senior Securities	45

ITEM 4.	Submission of Matters to a Vote of Security Holders	45

ITEM 5.	Other Information	45

ITEM 6.	Exhibits and Reports on Form 8-K	45

Signature Page		46

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Cash and due from banks	$9,842	$8,378
Short-term investments (Note 5)	188,181	214,532

Total cash and cash equivalents	198,023	222,910
Interest-bearing deposits in banks	4,207	5,685
Securities available for sale, at market value (amortized cost of $448,577 in 2004 and $422,875 in 2003)	452,276	429,229
Mortgage-backed securities held-to-maturity, at cost	4,894	—
Trading securities, at market value	55,782	72,633
Loans: (Note 6)
Mortgage loans	227,233	241,886
Other loans	10,388	11,120
Allowance for loan losses	(1,363)	(1,554)

Net loans	236,258	251,452
Premises and equipment	6,596	6,943
Accrued interest receivable	4,378	3,854
Goodwill	1,090	1,090
Income tax receivable, net	42	325
Deferred tax asset, net	376	—
Other assets	14,094	16,128

Total assets	$978,016	$1,010,249
Liabilities and Stockholders’ Equity:
Deposits	$853,049	$882,024
Escrow deposits of borrowers	1,037	1,139
Deferred income taxes	—	783
Allowance for loan losses on off-balance sheet credit exposures	616	626
Other liabilities	12,710	14,750

Total liabilities	867,412	899,322
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,724,930 and 7,688,333 shares issued, respectively	7,725	7,688
Additional paid-in capital	55,053	54,417
Retained earnings	101,217	99,038

	163,995	161,143
Treasury stock at cost, 3,323,880 and 3,280,880 shares, respectively	(55,650)	(54,177)
Accumulated other comprehensive income (Note 9)	2,259	3,961
Shares held in rabbi trust at cost, 25,304 and 25,200 shares, respectively (Note 8)	(534)	(515)
Deferred compensation obligation (Note 8)	534	515

Total stockholders’ equity	110,604	110,927

Total liabilities and stockholders’ equity	$978,016	$1,010,249

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
(In thousands except share data)	2004	2003
Interest and dividend income:
Mortgage loans	$3,342	$4,343
Other loans	167	199
Securities available for sale:
Mortgage-backed securities	1,712	1,783
Other securities	2,199	2,050
Mortgage-backed securities held-to-maturity	63	—
Trading securities	301	261
Federal funds sold	615	491
Other investments	37	99

Total interest and dividend income	8,436	9,226

Interest expense:
Deposits	3,225	3,622

Total interest expense	3,225	3,622

Net interest income	5,211	5,604
Provision for loan losses	(74)	(450)

Net interest income after provision for loan losses	5,285	6,054

Non-interest income:
Deposit account service fees	109	112
Gains on securities available for sale, net	113	206
Gains (losses) on trading securities, net	69	(134)
Other	158	159

Total non-interest income	449	343

Non-interest expense:
Salaries and employee benefits	1,783	1,916
Occupancy and equipment	524	570
Data processing	131	126
Professional services	143	86
Advertising and marketing	31	21
Deposit insurance	39	45
Other	327	369

Total non-interest expense	2,978	3,133

Income before income taxes	2,756	3,264
Income tax expense	945	1,127

Net income	$1,811	$2,137

Weighted average common shares outstanding:
Basic	4,398,346	4,378,050
Diluted	4,482,585	4,490,325
Earnings per share (in dollars):
Basic	$0.41	$0.49
Diluted	0.40	0.48

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended September 30,
(In thousands except share data)	2004	2003
Interest and dividend income:
Mortgage loans	$10,369	$13,942
Other loans	502	659
Securities available for sale:
Mortgage-backed securities	4,689	6,689
Other securities	6,587	5,192
Mortgage-backed securities held-to-maturity	111	—
Trading securities	895	830
Federal funds sold	1,540	1,801
Other investments	209	334

Total interest and dividend income	24,902	29,447

Interest expense:
Deposits	9,425	12,371

Total interest expense	9,425	12,371

Net interest income	15,477	17,076
Provision for loan losses	(187)	(450)

Net interest income after provision for loan losses	15,664	17,526

Non-interest income:
Deposit account service fees	342	382
Gains on securities available for sale, net	1,156	165
Gains (losses) on trading securities, net	(214)	139
Other	554	555

Total non-interest income	1,838	1,241

Non-interest expense:
Salaries and employee benefits	5,511	5,727
Occupancy and equipment	1,644	1,679
Data processing	391	400
Professional services	383	305
Advertising and marketing	79	91
Deposit insurance	122	135
Other	972	1,074

Total non-interest expense	9,102	9,411

Income before income taxes	8,400	9,356
Income tax expense	2,906	3,288

Net income	$5,494	$6,068

Weighted average common shares outstanding:
Basic	4,413,910	4,453,849
Diluted	4,509,796	4,552,039
Earnings per share (in dollars):
Basic	$1.24	$1.36
Diluted	1.22	1.33

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2004 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2003	$7,688	$54,417	$99,038	$(54,177)	$3,961	$(515)	$515	$110,927
Net Income	—	—	5,494	—	—	—	—	5,494
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,702)	—	—	(1,702)

Comprehensive income								3,792
Cash dividends paid ($0.75 per share)	—	—	(3,315)	—	—	—	—	(3,315)
Purchase of treasury stock	—	—	—	(1,473)	—	—	—	(1,473)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(52)	52	—
Distribution of company stock from deferred compensation plan	—	—	—	—	—	33	(33)	—
Exercise of stock options and related tax benefits	37	636	—	—	—	—	—	673

Balance at September 30, 2004	$7,725	$55,053	$101,217	$(55,650)	$2,259	$(534)	$534	$110,604

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2003 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2002	$7,610	$52,820	$95,243	$(46,080)	$7,692	(477)	477	$117,285
Net Income	—	—	6,068	—	—	—	—	6,068
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(3,008)	—	—	(3,008)

Comprehensive income								3,060
Cash dividends paid ($0.69 per share)	—	—	(3,057)	—	—	—	—	(3,057)
Purchase of treasury stock	—	—	—	(8,096)	—	—	—	(8,096)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(38)	38	—
Exercise of stock options and related tax benefits	56	1,049	—	—	—	—	—	1,105

Balance at September 30, 2003	$7,666	$53,869	$98,254	$(54,176)	$4,684	(515)	515	$110,297

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$5,494	$6,068
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	518	530
Gain on sale of fixed assets	(4)	—
Loan interest capitalized	(4)	(7)
Increase in accrued interest receivable	(524)	(314)
Increase (decrease) in other liabilities	47	(898)
Decrease in income tax receivable, net	283	115
Amortization of premiums on securities, net	515	394
Amortization of premiums/(accretion of discounts) on trading securities, net	171	(20)
Proceeds from sales of trading securities	38,648	58,839
Proceeds from maturities of trading securities	20,000	69,000
Purchases of trading securities	(42,182)	(154,288)
Gains on securities available for sale, net	(1,156)	(174)
Valuation writedowns of equity securities available for sale	—	9
(Gains) losses on trading securities, net	214	(139)
Decrease in deferred mortgage loan origination fees, net of amortization	(186)	(492)
Deferred income tax expense (benefit)	(42)	273
Increase in other assets	(81)	(390)
Provision for loan losses	(187)	(450)
Provision for off-balance sheet credit exposures	(10)	—
Transfer reserve for off balance sheet risk from allowance for loan losses	—	(226)
Transfer reserve for off-balance sheet risk to other liabilities	—	226
Decrease in escrow deposits of borrowers	(102)	(183)

Net cash (used in) provided by operating activities	21,412	(22,127)

Cash flows from investing activities:
Purchases of term federal funds	—	(15,000)
Proceeds from maturities of term federal funds	—	15,000
Net decrease (increase) in interest-bearing bank deposits	1,478	(1,215)
Proceeds from sales of investment securities available for sale	22,154	28,792
Proceeds from maturities and redemption of investment securities available for sale	128,499	121,000
Purchases of investment securities available for sale	(150,269)	(292,179)
Purchases of mortgage-backed securities	(58,884)	(9,937)
Principal repayments of mortgage-backed securities	28,408	83,832
Principal repayments of securities available for sale	1	2
Loans originated	(44,325)	(67,948)
Loan principal payments received	59,892	126,562
Proceeds from sale of fixed assets	4	—
Purchases of premises & equipment	(167)	(825)

Net cash used in investing activities	(13,209)	(11,916)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from financing activities:
Net (decrease) increase in deposits	(28,975)	15,054
Repurchase of common stock	(1,473)	(8,096)
Purchase of Company stock for deferred compensation plan	(53)	(38)
Increase in deferred compensation obligation	53	38
Options exercised, net of taxes	673	1,105
Cash dividends paid on common stock	(3,315)	(3,057)

Net cash (used in) provided by financing activities	(33,090)	5,006

Net decrease in cash and cash equivalents	(24,887)	(29,037)
Cash and cash equivalents at beginning of period	222,910	257,019

Cash and cash equivalents at end of period	$198,023	$227,982

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$9,460	$12,430
Cash paid during the period for taxes, net of refunds	2,471	2,596

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2004 and December 31, 2003, and its operating results for the three months and nine months ended September 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior years’ consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Stock-Based Employee Compensation

MASSBANK Corp. utilizes stock options to compensate its officers and non- employee directors. Options are issued pursuant to plans approved by the Company’s shareholders. Under the Company’s Stock Incentive Plan (“the Plan”), options to purchase MASSBANK Corp. common stock have been granted to bank officers and non-employee directors of the Company at prices equal to the fair market value of the underlying stock on the dates the options were granted. The options have all been 100% vested at date of grant, and expire in 10 years. The Company accounts for the Plan using the intrinsic-value based method of accounting. Since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant, the granting of the options had no impact on net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method for stock-based employee compensation. The fair value of stock options was determined using the Black Scholes option-pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$1,811	$2,137	$5,494	$6,068

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(43)	(19)	(127)	(55)

Pro forma net income	$1,768	$2,118	$5,367	$6,013

EARNINGS PER SHARE:
Basic – as reported	$0.41	$0.49	$1.24	$1.36
Basic – pro forma	0.40	0.48	1.22	1.35

Diluted – as reported	0.40	0.48	1.22	1.33
Diluted – pro forma	0.39	0.47	1.19	1.32

(3) Recent Accounting Pronouncements:

Employers’ Disclosures about Pensions and Other Post-retirement Benefits In December 2003, the Financial Accounting Standards Board issued (“SFAS”) No. 132, (revised), “Employers’ Disclosures about Pensions and Other Post- retirement Benefits, an amendment of FASB Statements 87, 88 and 106.” This Statement revises employers’ disclosures about pension plans and other post- retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements 87, 88, and 106. This Statement retains the disclosure requirements contained in FASB 132, Employers’ Disclosures about Pension and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the type of plan assets, investment strategy, measurement date, plan obligations and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. Interim reports issued by public companies must now include these new or expanded disclosures about their postretirement benefit plans. (See note #10 to the consolidated financial statements). This Statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 (revised) did not have a material impact on the Company’s financial condition or results of operations.

Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”

EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other- Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004, EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The Company has not yet determined the impact that the adoption of EITF 03-1-a will have on its financial position or results of operations.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At September 30, 2004	At December 31, 2003
Federal funds sold (overnight)	$186,765	$145,684
Term federal funs sold	—	45,000
Money market investment funds	990	23,337
Interest-bearing bank money market accounts	426	511

Total short-term investments	$188,181	$214,532

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At September 30, 2004, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $4,550,000 and commitments under existing home equity lines of credit and other loans of approximately $38,193,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At September 30, 2004 this allowance, which is shown separately on the balance sheet, totaled $616,000.

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

Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Denominator for basic earnings per share:
Average common shares outstanding	4,398	4,378	4,414	4,454

Dilutive common stock options	85	112	96	98

Denominator for diluted earnings per share	4,483	4,490	4,510	4,552

Numerator: Net income attributable to common shares	$1,811	$2,137	$5,494	$6,068

Earnings per share:
Basic	$0.41	$0.49	$1.24	$1.36
Diluted	0.40	0.48	1.22	1.33

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At September 30, 2004 the trust held 25,304 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The term “comprehensive income (loss)” describes the total of all components of comprehensive income (loss) including net income.

The Company’s other comprehensive income (loss) and related tax effect for the nine months ended September 30, 2004 and 2003 is as follows:

	For the Nine Months Ended September 30, 2004
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(1,662)	$633	$(1,029)
Less: reclassification adjustment for gains realized in net income	1,156	(483)	673

Net unrealized losses	(2,818)	1,116	(1,702)

Other comprehensive loss	$(2,818)	$1,116	$(1,702)

	For the Nine Months Ended September 30, 2003
(In thousands)	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized losses on securities:
Unrealized holding (losses) arising during period	$(4,569)	$1,657	$(2,912)
Less: reclassification adjustment for gains realized in net income	165	(69)	96

Net unrealized losses	(4,734)	1,726	(3,008)

Other comprehensive loss	$(4,734)	$1,726	$(3,008)

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and nine months ended September 30, 2004 and 2003:

Pension Benefits

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
Service cost	$107	$96	$322	$289
Interest cost	131	129	393	387
Expected return on plan assets	(136)	(116)	(409)	(347)
Amortization of prior service cost	(3)	(3)	(10)	(10)
Amortization of net (gains) losses	2	27	6	80

Net periodic pension expense	$101	$133	$302	$399

The Bank made its annual contribution to its defined benefit pension plan in the amount of $367 thousand in the third quarter of 2004.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

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

Investment Securities Other Than Temporarily Impaired (continued)

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first nine months of 2004. Other than temporary impairment writedowns of investment securities in the first nine months of 2003 totaled $9 thousand.

FINANCIAL OVERVIEW

For the quarter ended September 30, 2004, MASSBANK Corp. reported net income of $1,811,000, or $0.40 in diluted earnings per share compared to net income of $2,137,000 or $0.48 in diluted earnings per share in the third quarter of 2003. Basic earnings per share in the recent quarter were $0.41 per share compared to $0.49 per share in the third quarter of the prior year. Return on average assets and return on average equity were 0.74% and 6.67%, respectively, in the third quarter of 2004 compared to 0.85% and 7.93%, respectively, in the same quarter of 2003.

The Company’s earnings and operating ratios were negatively impacted by a decrease in net interest income resulting largely from the loss of interest income on loans due to lower yields and a decline in outstanding balances. Average loan balances, as noted below, decreased $29.4 million in the third quarter of 2004 compared to the third quarter of 2003. The lower loan yields and outstanding balances are due primarily to refinancing and prepayment activity on residential mortgages. In addition, the third quarter 2004 negative loan loss provision was $376,000 less than the prior year’s third quarter negative provision. This was partially offset by higher securities gains and a decrease in non-interest expense.

(In thousands) Quarters Ended September 30,	2004	2003	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,509	$4,542	$(1,033)
Mortgage-backed securities	1,775	1,783	(8)
Federal funds sold	615	491	124
Other	2,537	2,410	127

Total interest and dividend income	8,436	9,226	(790)
Total interest expense	3,225	3,622	397

Net interest income	5,211	5,604	(393)
Provision for loan losses	(74)	(450)	(376)
Gains on securities, net	182	72	110
Other non-interest income	267	271	(4)
Non-interest expense	2,978	3,133	155
Taxes	945	1,127	182

Net income	$1,811	$2,137	$(326)
Diluted earnings per share	$0.40	$0.48	$(0.08)

(In thousands) Quarters Ended September 30,	2004	2003	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$241,394	$270,759	$(29,365)
Mortgage-backed securities	127,435	114,535	12,900
Federal funds sold	174,191	203,631	(29,440)
Short-term investments	6,359	29,371	(23,012)
Other	400,772	369,044	31,728

Total earning assets	$950,151	$987,340	$(37,189)
Total deposits	$859,135	$896,645	$(37,510)

FINANCIAL OVERVIEW (Continued)

Earnings results for the third quarter of 2004 included the following that are more fully disclosed below:

•	Reduction in net interest income of $393 thousand due essentially to lower yields on residential mortgages and a decline in outstanding balances that reduced interest income on these earning assets.

•	Negative provision for loan losses in the amount of $74 thousand, which was $376 thousand less than the prior year’s third quarter negative provision of $450 thousand. The negative provisions are due to a reduction in the size of the Bank’s loan portfolio and a low level of problem loans.

•	An increase in securities gains of $110 thousand.

•	A decrease in non-interest expense in the amount of $155 thousand, which is mainly attributable to a decrease in salaries and employee benefits due to a reduction in the number of bank employees.

Condensed Consolidated Balance Sheets

(In Thousands)	September 30, 2004	December 31, 2003	Variance
Assets:
Short-term investments	$188,181	$214,532	$(26,351)
Interest-bearing deposits in banks	4,207	5,685	(1,478)
Securities available for sale, at market value	452,276	429,229	23,047
Securities held-to-maturity	4,894	—	4,894
Trading securities, at market value	55,782	72,633	(16,851)

Total investments	705,340	722,079	(16,739)
Total loans	237,621	253,006	(15,385)
Allowance for loan losses	(1,363)	(1,554)	191

Net loans	236,258	251,452	(15,194)
Other assets	36,418	36,718	(300)

Total assets	$978,016	$1,010,249	$(32,233)

Liabilities:
Total deposits	$853,049	$882,024	$(28,975)
Escrow deposits of borrowers	1,037	1,139	(102)
Other liabilities	13,326	16,159	(2,833)

Total liabilities	867,412	899,322	(31,910)
Total stockholders’ equity	110,604	110,927	(323)

Total liabilities and stockholders’ equity	$978,016	$1,010,249	$(32,233)

Financial Condition

The Company’s total assets were $978.0 million at September 30, 2004, compared to $1.010 billion at December 31, 2003 reflecting a decrease of $32.2 million. This was due largely to a decrease in investments and loans which are lower due to a decline in total deposits.

Investments

At September 30, 2004 the Company’s total investments were $705.3 million representing 72.1% of total assets compared to $722.1 million representing 71.5% of total assets at December 31, 2003. Total investments have decreased $16.7 million from year-end 2003. The Company’s investments also reflect a shift of approximately $23.0 million in investments from short-term investments to securities available for sale. This is intended to help improve the Company’s net interest margin by extending the duration of some investments.

Loans

The loan portfolio, net of allowance for loan losses, decreased $15.2 million or 6.0% in the first nine months of 2004. At September 30, 2004 the loan portfolio, net of allowance for loan losses, totaled $236.3 million representing 24.2% of total assets compared to $251.5 million representing 24.9% of total assets at December 31, 2003. The decrease in loans is due to prepayment activity and a decrease in new loan originations. New loan originations totaled $44.3 million in the first nine months of 2004 compared to $67.9 million in the first nine months of 2003. Although the Bank originated $44.3 million in new loans in the first nine months of 2004, loan principal payments received have exceeded this amount thus reducing the size of the loan portfolio.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $225.6 million at September 30, 2004, representing 94.9% of the loan portfolio. See page 38 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2004 and December 31, 2003.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, decreased to $182 thousand at September 30, 2004 from $230 thousand at December 31, 2003. This represents 0.08% of total loans at September 30, 2004. The Bank had no impaired loans or real estate acquired through foreclosure at September 30, 2004.

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

Deposits at September 30, 2004 totaled $853.0 million, reflecting a decrease of $29.0 million from $882.0 million at December 31, 2003. In the first nine months of 2004 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in equity securities, mutual funds, and real estate.

For information concerning deposit balances at September 30, 2004 and December 31, 2003, see page 41 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $0.3 million to $110.6 million at September 30, 2004 representing a book value of $25.13 per share. This compares to $110.9 million representing a book value of $25.17 per share at December 31, 2003.

The decrease in stockholders’ equity was essentially the result of the following: a decrease in accumulated other comprehensive income of $1.7 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $3.3 million; and the Company’s repurchase of treasury stock in the amount of $1.5 million during the first nine months of 2004. This was partially offset by the Company’s net income for the first nine months of 2004 of $5.5 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.7 million.

Comparison of Operating Results for the Three Months ended September 30, 2004 and 2003.

Net interest income

Net interest income totaled $5,211,000 in the third quarter of 2004, up $186,000 from the second quarter 2004 but representing a decrease of $393,000 from the same period in 2003. The decline in net interest income resulted largely from the loss of interest income on loans. This was due to lower yields and a decline in outstanding balances resulting from extraordinary residential mortgage refinancing and prepayment activity. Average loan balances decreased $29.4 million in the third quarter of 2004 compared to the third quarter of 2003.

The decline in net interest income also reflects a decrease in net interest margin and average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended September 30, 2004 was 2.20%, a decrease from 2.28% reported in the third quarter of 2003. Average earning assets for the quarter ended September 30, 2004 decreased $37.2 million to $950.2 million, from $987.3 million in the same quarter of 2003.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2004 decreased $792,000 or 8.6% to $8,453,000 from $9,245,000 for the three months ended September 30, 2003. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, and a decrease in interest income resulting from a decrease of $37.2 million in average earning assets. As reflected in the table on page 24 of this report, the yield on the Company’s average earning assets in the third quarter of 2004 was 3.55%, down from 3.75% in the same quarter of 2003. The reduction in yield on the Company’s average earning assets is primarily attributable to the change in mix of interest earning assets and prepayment activity that decreased the size of the Bank’s loan portfolio. Interest Expense

Total interest expense for the three months ended September 30, 2004 decreased $397,000, or 11.0% to $3,225,000 from $3,622,000 for the three months ended September 30, 2003. The decrease in interest expense is due primarily to a decrease in average deposits and lower bank deposit rates on savings accounts. The lower deposit rates on savings accounts has helped reduce the Bank’s cost of funds 11 basis points, from 1.60% in the third quarter of 2003 to 1.49% in the recent quarter. The Company’s average deposits, as shown in the table on page 25, decreased $37.5 million to $859.1 million in the third quarter of 2004, from $896.6 million in the third quarter of 2003.

AVERAGE BALANCE SHEETS

	Three Months Ended September 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$174,191	$615	1.40%	$203,631	$491	0.96%
Short-term investments (4)	6,359	37	2.33	29,371	99	1.34
Securities available for sale:
Other securities (2)	327,505	2,216	2.70	301,938	2,069	2.74
Mortgage-backed securities (2)	122,531	1,712	5.59	114,535	1,783	6.23
Mortgage-backed securities held-to-maturity	4,904	63	5.12	—	—	—
Trading securities	73,267	301	1.63	67,106	261	1.56
Mortgage loans (3)	230,932	3,342	5.79	258,297	4,343	6.73
Other loans (3)	10,462	167	6.35	12,462	199	6.33

Total earning assets	950,151	$8,453	3.55%	987,340	$9,245	3.75%
Allowance for loan losses	(1,437)			(2,020)

Total earning assets Less allowance for loan losses	948,714			985,320
Other assets	24,911			23,553

Total assets	$973,625			$1,008,873

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

	Three Months Ended September 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$84,996	$40	0.19%	$85,040	$57	0.27%
Savings	579,831	2,127	1.46	606,763	2,518	1.65
Time certificates of deposit	194,308	1,058	2.17	204,842	1,047	2.03

Total deposits	859,135	3,225	1.49	896,645	3,622	1.60

Other liabilities	5,842			4,408

Total liabilities	864,977			901,053
Stockholders’ equity	108,648			107,820

Total liabilities and stockholders’ equity	$973,625			$1,008,873

Net interest income (tax-equivalent basis)		5,228			5,623
Less adjustment of tax-exempt interest income		17			19

Net interest income		$5,211			$5,604

Interest rate spread (5)			2.06%			2.15%

Net interest margin (6)			2.20%			2.28%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision for Loan Losses

In the third quarter of 2004, the Bank recorded a negative provision for loan losses of $74,000, which was $376,000 less than the prior year’s third quarter negative provision of $450,000. The negative provisions are due to reductions in the size of the bank’s loan portfolio and a low level of problem loans. The Bank’s loan portfolio decreased $15.4 million from $253.0 million at December 31, 2003 to $237.6 million at September 30, 2004. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. At September 30, 2004, the allowance for loan losses was $1.4 million representing 0.57% of total loans and 749% of non- accrual loans. This compares to $1.6 million representing 0.61% of total loans and 676% of non-accrual loans at December 31, 2003. Non-accrual loans totaled $182 thousand at September 30, 2004, down from $230 thousand at December 31, 2003 and $234 thousand a year earlier. Management believes that the allowance for loan losses as of September 30, 2004 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $616,000 and $626,000 at September 30, 2004 and December 31, 2003, respectively. This is intended to protect the Bank against loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $106,000 to $449,000 in the recent quarter, from $343,000 in the comparable quarter of the prior year.

In the third quarter 2004, the Company recorded net gains on securities of $182,000 compared to net securities gains of $72,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $113,000 and net gains on trading securities of $69,000. This compares to net gains on securities available for sale of $206,000 and net losses on trading securities of $134,000 in the third quarter of 2003. The Company’s equity securities portfolio had net unrealized gains of $266,000 as of September 30, 2004; and the Company’s debt securities portfolio had net unrealized gains of $3.4 million as of the end of the recent quarter. See page 35 of this report for more detail concerning the Company’s investment securities.

The Bank’s deposit account service fees and other non-interest income totaled $109,000 and $158,000, respectively, for the third quarter of 2004, essentially unchanged from the third quarter 2003 totals of $112,000 and $159,000, respectively.

Non-Interest Expense

Non-interest expense decreased $155,000 or 4.9% to $2,978,000 for the three months ended September 30, 2004 compared to the same period in 2003.

Salaries and employee benefits, the largest component of non-interest expense decreased $133,000 or 6.9% to $1,783,000 in the recent quarter, from $1,916,000 in the comparable quarter of 2003. The decrease is mainly attributable to a decrease in salary expense due to a reduction in the number of bank employees.

All other non-interest expenses combined decreased $22,000 to $1,195,000 for the three months ended September 30, 2004 from $1,217,000 for the three months ended September 30, 2003.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $945,000 in the third quarter of 2004, a decrease of $182,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $2,756,000 in the recent quarter compared to $3,264,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2004 and 2003 was 34.3% and 34.5%, respectively.

Comparison of Operating Results for the Nine Months ended September 30, 2004 and 2003

FINANCIAL OVERVIEW

For the nine months ended September 30, 2004, the Company reported net income of $5,494,000, or $1.22 in diluted earnings per share compared to net income of $6,068,000 or $1.33 in diluted earnings per share for the first nine months of 2003. Basic earnings per share in the first nine months of 2004 were $1.24 per share compared to $1.36 per share in the same period of the prior year. Return on average assets and return on average equity were 0.75% and 6.66%, respectively, in the first nine months of 2004 compared to 0.80% and 7.24%, respectively, in the same period of 2003.

The Company’s earnings and operating ratios for the first nine months of 2004 compared to the same period of 2003 were negatively impacted by a significant decline in interest income from the Bank’s loans and mortgage-backed securities (MBS) due to lower yields and a decline in outstanding balances as a result of extraordinary residential mortgage refinancing and prepayment activity.

Average loan and mortgage-backed securities balances for the first nine months of 2004 compared to the same period of 2003 declined $47.8 million and $32.3 million, respectively.

(In thousands) Nine Months Ended September 30,	2004	2003	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$10,871	$14,601	$(3,730)
Securities available for sale:
Mortgage-backed securities	4,800	6,689	(1,889)
Other securities	6,587	5,192	1,395
Federal funds sold	1,540	1,801	(261)
Other	1,104	1,164	(60)

Total interest and dividend income	24,902	29,447	(4,545)
Total interest expense	9,425	12,371	2,946

Net interest income	15,477	17,076	(1,599)
Provision for loan losses	(187)	(450)	(263)
Gains on securities, net	942	304	638
Other non-interest income	896	937	(41)
Non-interest expense	9,102	9,411	309
Taxes	2,906	3,288	382

Net income	$5,494	$6,068	$(574)
Diluted earnings per share	$1.22	$1.33	$(0.11)

(In thousands) Nine Months Ended September 30,	2004	2003	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$245,614	$293,380	$(47,766)
Mortgage-backed securities	111,276	143,571	(32,295)
Federal funds sold	186,859	214,632	(27,773)
Other	415,951	337,709	78,242

Total earning assets	$959,700	$989,292	$(29,592)
Total deposits	$866,418	$892,895	$(26,477)

Financial Overview (Continued)

Earnings results for the first nine months of 2004 included the following that are more fully discussed herein:

•	Reduction in net interest income of $1.6 million due essentially to lower yields on mortgage-backed securities and residential mortgages and a decline in outstanding balances that reduced interest income on these earning assets.

•	Negative provision for loan losses in the amount of $187 thousand, which was $263 thousand less than the negative provision of $450 thousand for the first nine months of 2003.

•	An increase in non-interest income of $597 thousand due primarily to an increase in securities gains of $638 thousand.

•	A decrease in non-interest expense in the amount of $309 thousand due to a decrease in salaries and employee benefits of $216 thousand and a decrease in various other non-interest expense of $93 thousand.

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate

Assets:
Earning assets:
Federal funds sold	$186,859	$1,540	1.10%	$214,632	$1,801	1.12%
Short-term investments (4)	19,780	209	1.41	29,741	334	1.50
Securities available for sale:
Other securities (2)	322,397	6,634	2.74	234,755	5,252	2.98
Mortgage-backed securities (2)	108,372	4,689	5.77	143,571	6,689	6.21
Mortgage-backed securities held-to-maturity	2,904	111	5.09	—	—	—
Trading securities	73,774	895	1.62	73,213	830	1.52
Mortgage loans (3)	234,854	10,369	5.89	279,545	13,942	6.65
Other loans (3)	10,760	502	6.22	13,835	659	6.36

Total earning assets	959,700	$24,949	3.47%	989,292	$29,507	3.98%

Allowance for loan losses	(1,493)			(2,182)

Total earning assets less allowance for loan losses	958,207			987,110

Other assets	25,031			22,425

Total assets	$983,238			$1,009,535

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

	Nine Months Ended September 30,
	2004			2003
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Liabilities:
Deposits:
Demand and NOW	$84,353	$128	0.20%	$83,578	$196	0.31%
Savings	591,534	6,472	1.46	589,533	8,533	1.94
Time certificates of deposit	190,531	2,825	1.98	219,784	3,642	2.22

Total deposits	866,418	9,425	1.45	892,895	12,371	1.85
Other liabilities	6,816			4,958

Total liabilities	873,234			897,853
Stockholders’ equity	110,004			111,682

Total liabilities and stockholders’ equity	$983,238			$1,009,535

Net interest income (tax-equivalent basis)		15,524			17,136
Less adjustment of tax-exempt interest income		47			60

Net interest income		$15,477			$17,076

Interest rate spread (5)			2.02%			2.13%

Net interest margin (6)			2.16%			2.31%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Net Interest Income

Net interest income totaled $15,477,000 for the nine months ended September 30, 2004, compared to $17,076,000 for the same period in 2003. The decline in net interest income was primarily attributable to income from the bank’s loans and mortgage-backed securities which decreased due to lower yields and a decline in outstanding balances resulting from extraordinary mortgage refinancing and prepayment activity. The average balance of mortgage-backed securities declined $32.3 million, from $143.6 million in the first nine months of 2003 to $111.3 million in the first nine months of 2004 while average loan balances declined $47.8 million, from $293.4 million in the first nine months of 2003 to $245.6 million in the first nine months of 2004. The cash flow from this prepayment activity was invested at lower yields but for shorter terms in anticipation of higher-rate opportunities in the future. Rising interest rates will likely have a positive affect on the Company’s future net interest income and net interest margin.

The decline in net interest income also reflects a decrease in net interest margin and average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the nine months ended September 30, 2004 was 2.16%, a decrease from 2.31% reported for the first nine months of 2003. Average earning assets for the nine months ended September 30, 2004 decreased $29.6 million to $959.7 million, from $989.3 million in the same period of 2003.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the nine months ended September 30, 2004 decreased $4,558,000 or 15.4% to $24,949,000 from $29,507,000 for the nine months ended September 30, 2003. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets, and a decrease in interest income resulting from a decrease of $29.6 million in average earning assets. As reflected in the table on page 30 of this report, the yield on the Company’s average earning assets in the first nine months of 2004 was 3.47%, down from 3.98% in the same period of 2003. The reduction in yield on the Company’s average earning assets is primarily attributable to the lower yield on the Bank’s loans and mortgage-backed securities portfolios resulting from extraordinary mortgage refinancing and prepayment activity.

Interest Expense

Total interest expense for the nine months ended September 30, 2004 decreased $2,946,000, or 23.8% to $9,425,000 from $12,371,000 for the nine months ended September 30, 2003. The decrease in interest expense is due primarily to a reduction in the Bank’s average cost of funds and a decrease in interest expense due to a decrease in average deposits. The Bank’s cost of funds decreased 40 basis points, from 1.85% in the first nine months of 2003 to 1.45% in the same period of 2004. The Company’s average deposits, as shown in the table on page 31, decreased $26.5 million to $866.4 million in the first nine months of 2004, from $892.9 million in the first nine months of 2003.

Provision for Loan Losses

In the first nine months of 2004, the Bank recorded a negative provision for loan losses of $187 thousand, which was $263 thousand less than the negative provision of $450 thousand for the first nine months of 2003. The negative provisions are due to reductions in the size of the bank’s loan portfolio and a low level of problem loans. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. At September 30, 2004, the allowance for loan losses was $1.4 million representing 0.57% of total loans and 749% of non-accrual loans. This compares to $1.6 million representing 0.61% of total loans and 676% of non-accrual loans at December 31, 2003. Non-accrual loans totaled $182 thousand at September 30, 2004, down from $230 thousand at December 31, 2003 and $234 thousand a year earlier. Management believes that the allowance for loan losses as of September 30, 2004 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $616 thousand and $626 thousand at September 30, 2004 and December 31, 2003, respectively. This is intended to protect the Bank against loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income. Non-interest income increased $597,000 to $1,838,000 in the first nine months of 2004, from $1,241,000 in the comparable period of the prior year.

In the first nine months of 2004, the Company recorded net gains on securities of $942,000 compared to net securities gains of $304,000 in the same period last year. Net securities gains in the first nine months of 2004 consisted of losses on trading securities of $214,000 and net gains on securities available for sale of $1,156,000. This compares to net gains on trading securities of $139,000 and net gains on securities available for sale of $165,000 in the first nine months of 2003.

The Bank’s deposit account service fees declined $40,000 from $382,000 in the first nine months of 2003 to $342,000 in the first nine months of this year. Other non-interest income totaled $554,000 for the first nine months of 2004, essentially unchanged from $555,000 during the same period last year. Non-Interest Expense

Non-interest expense decreased $309,000 or 3.3% to $9,102,000 for the nine months ended September 30, 2004 compared to the same period in 2003.

Salaries and employee benefits, the largest component of non-interest expense decreased $216,000 or 3.8% to $5,511,000 in the first nine months of 2004, from $5,727,000 in the comparable period of 2003. This decrease is due primarily to a decrease in salaries resulting from a reduction in the number of employees and lower retirement benefit costs.

All other non-interest expenses combined decreased $93,000 to $3,591,000 for the nine months ended September 30, 2004 from $3,684,000 for the nine months ended September 30, 2003. Contributing to the lower non-interest expenses were decreases in telephone, stationery & supplies and miscellaneous other expenses.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax.

The Company recorded income tax expense of $2,906,000 in the first nine months of 2004, a decrease of $382,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $8,400,000 in the first nine months of 2004 compared to $9,356,000 for the same period a year ago. The effective income tax rate for the nine months ended September 30, 2004 and 2003 was 34.6% and 35.1%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at September 30, 2004 with gross unrealized gains and losses, follows:

(In thousands) At September 30, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held-to-maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,894	$—	$(2)	$4,892

Total securities held-to-maturity	4,894	—	(2)	4,892

Securities available for sale:
Debt securities:
U.S. Treasury obligations	130,985	342	(269)	131,058
U.S. Government agency obligations	193,036	147	(1,153)	192,030

Total	324,021	489	(1,422)	323,088

Mortgage-backed securities:
Government National Mortgage Association	6,171	352	—	6,523
Federal Home Loan Mortgage Corporation	109,609	4,073	(67)	113,615
Federal National Mortgage Association	109	5	—	114
Collateralized mortgage obligations	148	3	—	151

Total mortgage-backed securities	116,037	4,433	(67)	120,403

Total debt securities available for sale	440,058	4,922	(1,489)	443,491

Equity securities	8,519	548	(282)	8,785

Total securities available for sale	448,577	$5,470	$(1,771)	$452,276

Net unrealized gains on securities available for sale	3,699

Total securities available for sale, net	452,276

Total investment securities, net	$457,170

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At September 30, 2004	Market Value
U.S. Treasury obligations	$53,952
Marketable equity securities	1,826
Investments in mutual funds	4

Total trading securities	$55,782

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2003 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities available for sale:
Debt securities:
U.S. Treasury obligations	$122,902	$900	$(160)	$123,642
U.S. Government agency obligations	199,057	531	(1,125)	198,463

Total	321,959	1,431	(1,285)	322,105

Mortgage-backed securities:
Government National Mortgage Association	9,002	617	—	9,619
Federal Home Loan Mortgage Corporation	80,957	4,669	—	85,626
Federal National Mortgage Association	198	8	—	206
Collateralized mortgage obligations	204	3	—	207

Total mortgage-backed securities	90,361	5,297	—	95,658

Total debt securities available for sale	412,320	6,728	(1,285)	417,763

Equity securities	10,555	1,177	(266)	11,466

Total securities available for sale	422,875	$7,905	$(1,551)	$429,229

Net unrealized gains on securities available for sale	6,354

Total securities available for sale, net	429,229

Total investment securities, net	$429,229

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At December 31, 2003	Market Value
U.S. Treasury obligations	$72,408
Marketable equity securities	222
Investments in mutual funds	3

Total trading securities	$72,633

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at September 30, 2004 and December 31, 2003 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Bank’s portfolio that may be called prior to maturity.

	September 30, 2004
	Available for Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$79,045	$78,933
After 1 year but within 5 years	210,865	210,062
After 5 years but within 10 years	32,071	32,053
After 10 years but within 15 years	2,040	2,040

U.S. Treasury and Government agency obligations (a)	324,021	323,088
Mortgage-backed securities	116,037	120,403

Total	$440,058	$443,491

	December 31, 2003
	Available for Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$53,281	$53,583
After 1 year but within 5 years	237,464	237,582
After 5 years but within 10 years	29,172	28,876
After 10 years but within 15 years	2,042	2,064

U.S. Treasury and Government agency obligations (b)	321,959	322,105
Mortgage-backed securities	90,361	95,658

Total	$412,320	$417,763

(a)	At September 30, 2004 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $167.0 million and a market value of $166.2 million.
(b)	At December 31, 2003 the Bank’s debt securities available for sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $193.0 million and a market value of $192.4 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At September 30, 2004	At December 31, 2003
Mortgage loans:
Residential	$225,619	$240,527
Commercial	1,669	1,601
Construction	87	81

	227,375	242,209
Premium on loans	6	10
Deferred mortgage loan origination fees	(148)	(333)

Total mortgage loans	227,233	241,886

Other loans:
Consumer:
Installment	332	415
Guaranteed education	1,743	2,333
Other secured	550	518
Home equity lines of credit	7,465	7,549
Unsecured	174	166

Total consumer loans	10,264	10,981
Commercial	124	139

Total other loans	10,388	11,120

Total loans	$237,621	$253,006

The Bank’s loan portfolio decreased $15.4 million during the first nine months of 2004, from $253.0 million at December 31, 2003 to $237.6 million at September 30, 2004. Mortgage loans decreased $14.7 million and consumer loans decreased $0.7 million.

The bank’s mortgage refinancing activity decreased significantly in the recent quarter. As a result loan originations decreased to $10.9 million in the third quarter of 2004 from $30.4 million in the third quarter of last year. In the first nine months of 2004, loan originations totaled $44.3 million compared to $67.9 million in the first nine months of 2003.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at September 30, 2004 and 2003, and December 31, 2003:

(In thousands)	At September 30, 2004	At December 31, 2003	At September 30, 2003
Non-Performing Assets:

Non-accrual loans	$182	$230	$234
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$182	$230	$234

Allowance for loan losses	$1,363	$1,554	$1,605
Allowance as a percent of non-accrual loans	748.9%	675.7%	685.9%
Allowance as a percent of non-performing assets	748.9%	675.7%	685.9%
Non-accrual loans as a percent of total loans	0.08%	0.09%	0.09%
Non-performing assets as a percent of total assets	0.02%	0.02%	0.02%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees. Non-performing assets decreased from December 31, 2003 to September 30, 2004 as noted in the table above. The principal balance of non-accrual loans was $182,000, or approximately 0.08% of total loans at September 30, 2004.

The Bank did not have any impaired loans as of September 30, 2004.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Balance at December 31, 2003 and 2002	$1,554	$2,271
Negative provision for loan losses	(187)	(450)
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	(226)
Recoveries of loans previously charged-off	—	14
Charge-offs	(4)	(4)

Balance at September 30,	$1,363	$1,605

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

At September 30, 2004 the balance of the allowance for loan losses was $1,363,000 representing 748.9% of non-accrual loans and 0.57% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

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

The Bank’s total deposits decreased $29.0 million to $853.0 million at September 30, 2004 from $882.0 million at December 31, 2003.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Demand and NOW	$85,363	$84,572
Savings and money market accounts	570,358	607,831
Time certificates of deposit	197,328	189,621

Total deposits	$853,049	$882,024

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $8.8 million at September 30, 2004. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $443.5 million and $55.8 million, respectively, at September 30, 2004. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2004 the Bank had $188.2 million or 19.2% of total assets and $377.0 million or 38.6% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2004, the Bank had a leverage Tier I capital to average assets ratio of 10.51%, a Tier I capital to risk- weighted assets ratio of 37.03% and a total capital to risk-weighted assets ratio of 37.79%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 11.01%, Tier I capital to risk-weighted assets of 38.86% and total capital to risk-weighted assets of 39.62% at September 30, 2004.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2004, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the nine months ended September 30, 2004:

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

Item 2. (Continued)

In addition, the following number of shares were purchased by the Company’s Directors’ Deferred Compensation Plan and Trust during the nine months ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
March 1, - March 31, 2004	1,000	$39.40
June 1, - June 30, 2004	400	$33.30

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. 32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b. Reports on Form 8-K

(1)	Current Report on Form 8-K dated July 22, 2004, (furnishing second quarter 2004 earnings release for MASSBANK Corp.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: November 8, 2004	/s/Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: November 8, 2004	/s/Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO