Form 10-K
period 2004-12-31
MASSBANK CORP
filed 2005-03-14
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     As of February 28, 2005, there were 4,405,542 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of MASSBANK Corp.’s 2004 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market, was $134,731,573. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

FORM 10-K
MASSBANK Corp.
For the Year Ended December 31, 2004

Forward-Looking Statement Disclosure.

     This Annual Report on Form 10-K may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in its annual and quarterly reports to stockholders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward- looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks and uncertainties, and other factors including but not limited to the following:

-	The strength of the local economy and the U.S. economy in general;

-	Unexpected fluctuations in market interest rates;

-	Unexpected fluctuations in the market for equities, bonds, federal funds and other financial instruments;

-	An increase in the level of non-performing assets;

-	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds;

•	A decrease in loan originations;

•	A decrease in deposits; and

•	Limit the ability of the Company to attract and retain banking customers;

-	Adverse legislative or regulatory developments;

-	A significant decline in residential real estate values in the Company’s market area.

-	Adverse impacts resulting from the continuing war on terrorism;

-	An increase in other employee-related costs; and

-	The impact of deflation or inflation, and other factors described in the Company’s annual report.

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

     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest- bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2004 are represented by its investment in the Bank of $105.3 million, interest- bearing bank deposits of $4.2 million and other assets of $0.5 million. See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2004, MASSBANK Corp. on a consolidated basis had total assets of $976.2 million, deposits of $849.5 million, and stockholders’ equity of $110.0 million which represents 11.27% of total assets. Book value per share at December 31, 2004 stood at $25.11, compared to $25.17 at year-end 2003.

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

Employees

     MASSBANK Corp. does not employ any persons other than its management which also serves as management of, and is paid by, the Bank. See “Item 10 – Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and paid the Bank $12,000 in 2004 for the support.

Dividends

     MASSBANK Corp. paid total cash dividends of $1.00 per share in 2004 compared to $0.92 per share in 2003. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2004 and 2003 were 60% and 52%, respectively.

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

     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities (including callable agency securities), mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank’s earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments (interest-earning assets) and the interest paid by the Bank on its deposits (interest-bearing liabilities). Net interest income is significantly affected by general economic conditions, particularly changes in interest rates, competition, government legislation and policies affecting fiscal affairs, monetary policies of the Federal Reserve System, and the actions of the bank regulatory authorities. Earnings results are also affected by the Company’s provisions (credit) for loan losses; loan and investment activities, particularly residential mortgage loan and mortgage-backed securities prepayment activity; changes in non-interest income, such as fee-based revenues and securities gains or losses; non-interest expense; and income taxes.

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

Lending Activities

     The Bank’s net loan portfolio totaled $234.9 million at December 31, 2004.

The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

(In thousands) At December 31,	2004	2003	2002	2001	2000

Mortgage loans:
Residential:
Conventional	$224,542	$240,443	$300,528	$293,764	$269,859
FHA and VA	45	84	133	259	471
Commercial	1,623	1,601	2,348	2,641	3,117
Construction	84	81	654	993	683

Total mortgage loans	226,294	242,209	303,663	297,657	274,130
Premium on loans	5	10	20	51	105
Deferred mortgage loan origination fees	(102)	(333)	(895)	(1,239)	(1,284)

Mortgage loans, net	226,197	241,886	302,788	296,469	272,951

Other loans:
Consumer:
Installment	327	415	798	1,178	1,829
Guaranteed education	1,616	2,333	3,293	4,937	6,266
Other secured	504	518	515	873	1,169
Home equity lines of credit	7,284	7,549	11,102	12,271	12,624
Unsecured lines of credit	161	166	187	201	224

Total consumer loans	9,892	10,981	15,895	19,460	22,112
Commercial	109	139	116	15,088	15,084

Total other loans	10,001	11,120	16,011	34,548	37,196

Total loans	236,198	253,006	318,799	331,017	310,147
Allowance for loan losses (1)	(1,307)	(1,554)	(2,271)	(2,494)	(2,594)

Net loans	$234,891	$251,452	$316,528	$328,523	$307,553

(1)	The allowance for loan losses for 2002 and 2001 has been restated to reflect the reclassification of the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) and to facilitate comparison with the current fiscal year.

     The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2004:

	Maturity/Scheduled Payments (1)
	Within	One to	Five to	After
(In thousands)	one year	five years	ten years	ten years	Total

Mortgage loans:
Residential	$115	$11,083	$64,880	$148,421	$224,499
Commercial & construction	12	106	508	1,072	1,698

Total mortgage loans	127	11,189	65,388	149,493	226,197
Other loans	393	3,801	4,761	1,046	10,001

Total loans	$520	$14,990	$70,149	$150,539	$236,198

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.

     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year
	Fixed	Adjustable
(In thousands)	Rate	Rate	Total

Mortgage loans:
Residential	$202,861	$21,523	$224,384
Commercial & construction	84	1,602	1,686

Total mortgage loans	202,945	23,125	226,070
Other loans	833	8,775	9,608

Total loans	$203,778	$31,900	$235,678

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has attempted to keep its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. In 2004, however, the Bank’s mortgage loan portfolio decreased $15.7 million or 6.5%. At December 31, 2004 the mortgage loan portfolio totaled $226.2 million compared to $241.9 million at December 31, 2003. The decrease in loans is principally due to loan principal payments, paydowns and payoffs combined with a decline in loan origination activity. Loan originations totaled $60.3 million in 2004, down 27.0% from $82.6 million in 2003. In today’s economic climate, there is a tremendous amount of competition for mortgages in the Bank’s area. Consequently, increasing the size of the loan portfolio will take time. In the meantime, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans. If interest rates increase in 2005 and the shape of the yield curve is positive, the Bank will likely add mortgage-backed securities to its portfolio.

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

     Substantially all of the real estate loans originated by the Bank during 2004 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.

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

     At December 31, 2004, 1-4 family residential mortgage loans totaled $224.5 million, or 95.0% of the total loan portfolio, compared to $240.2 million, or 94.9% of the total loan portfolio, at December 31, 2003. Residential mortgage and construction loan originations decreased to $53.7 million in 2004, from $74.9 million in 2003. Much of this volume was due to mortgage refinancing. Origination volumes are sensitive to interest rates and are affected by the interest rate environment. The low interest rate environment in 2004 created demand for mortgage refinancings, but also a high level of loan paydowns and payoffs for the Bank. Although the Bank originated $53.1 million in residential mortgage loans in 2004, it saw its residential mortgage loan portfolio decline as a result of the prepayment activity.

     The Bank also originates construction loans and mortgage loans secured by commercial or investment property. The commercial and multifamily real estate mortgages and construction loans totaled approximately $1.7 million, or 0.7% of the total loan portfolio at December 31, 2004. In 2004 construction loan originations amounted to $0.6 million. There were no commercial real estate mortgage loan originations in 2004 or 2003.

Mortgage Lending (continued)

     The total amount of first mortgage loans held by the Bank at December 31, 2004 was $226.2 million as indicated in the maturity distribution table appearing on page nine. Of this amount, $23.1 million was subject to interest rate adjustments. The remaining $203.1 million represents fixed rate mortgage loans, which constitute 86.0% of the Company’s total loans.

     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.

     The Bank also receives fees relating to existing loans, primarily late charges and prepayment penalties.

     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $9.9 million at December 31, 2004 representing 4.2% of the Bank’s total loan portfolio. Of this amount, $1.6 million or 0.7% of the total loan portfolio are education loans guaranteed by the American Student Assistance Services Corporation.

     The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $8.3 million at December 31, 2004, representing 3.5% of the Bank’s total loan portfolio.

     At December 31, 2004, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate.

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

     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2004, the Bank had issued commitments on residential first mortgage loans totaling $3,811,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $89,000 and $33,909,000, respectively. In addition, the Bank had commitments to provide $3,926,000, which represents its participating share of the funding for an affordable housing project in Lowell, Massachusetts, $45,000 in commitments to advance funds for business development in downtown Lowell and unused commercial loan credit lines of $55,000.

     Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $74,000 at December 31, 2004, down from $230,000 at year-end 2003.

Real Estate Acquired through Foreclosure.

     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains or losses upon disposition are reflected in earnings as realized. At year-end 2004, MASSBANK had no real estate acquired through foreclosure.

Non-Performing Assets

     The following table shows the composition of non-performing assets at the dates shown:

(In thousands) At December 31,	2004	2003	2002	2001	2000

Nonaccrual loans:
Mortgage loans:
Residential:
Conventional	$41	$152	$269	$477	$386
FHA and VA	—	—	2	4	8
Consumer	33	78	149	163	171

Total nonaccrual loans	74	230	420	644	565

Total non-performing assets	$74	$230	$420	$644	$565

Percent of non-performing loans to total loans	0.03%	0.09%	0.13%	0.19%	0.18%
Percent of non-performing assets to total assets	0.01%	0.02%	0.04%	0.07%	0.06%

     The reduction in interest income associated with nonaccrual loans is as follows:

(In thousands) Years Ended December 31,	2004	2003	2002	2001	2000

Interest income that would have been recorded under original terms	$4	$17	$31	$60	$48
Interest income actually recorded	1	20	27	37	36

Reduction (increase) in interest income	$3	$(3)	$4	$23	$12

Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures

     The Company maintains an allowance for probable losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased (decreased) by provisions (credits) charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In 2004, the Bank recorded a negative provision for loan losses of $242 thousand due to the quality of loans in the portfolio and a decrease in the size of the Bank’s loan portfolio. This compares to a negative provision for loan loses of $502 thousand in 2003

     The Company also maintains an allowance for probable losses on its outstanding loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

     The allowance for loan losses on off-balance sheet credit exposures totaled $588 thousand and $626 thousand, respectively, at December 31, 2004 and 2003. In 2004, the Company recorded a negative provision for off-balance sheet credit exposures of $39 thousand compared to a provision of $16 thousand in 2003. The credit or provision is included in other non-interest expense.

The following table sets forth the activity in the allowance for loan losses during the years indicated:

(In thousands) Years ended December 31,	2004	2003	2002	2001	2000

Balance at beginning of year	$1,554	$2,271	$2,494	$2,594	$2,555
Provision (credit) for loan losses	(242)	(502)	—	40	60
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	(226)	(235)	(149)	—
Charge-offs: Consumer loans	(5)	(4)	(4)	(22)	(24)
Recoveries:
Residential real estate	—	—	6	25	2
Commercial real estate	—	—	—	5	—
Consumer loans	—	15	10	1	1

Net recoveries (charge-offs)	(5)	11	12	9	(21)

Balance at end of year	$1,307	$1,554	$2,271	$2,494	$2,594

Allowance for loan losses as a percent of total loans outstanding at year-end	0.55%	0.61%	0.83%	0.80%	0.84%
Allowance for loan losses as a percent of nonaccrual loans	1766.2%	675.7%	632.1%	10.4%	459.1%

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

     The Bank invests in a wide variety of securities and obligations, including: Federal funds sold (which are sold only to institutions included on the Bank’s internally-prepared approved list of adequately capitalized institutions); commercial paper and bankers’ acceptances; United States Treasury and Government agency obligations (including callable agency securities); United States agency guaranteed and other mortgage-backed securities; investment grade corporate debt securities (generally limited to those rated A or better by Standard & Poor’s); mutual funds; and equity securities traded on a national securities exchange or quoted on the NASDAQ System.

     Under the investment policy management determines the appropriate classification of securities at the time of purchase. Those debt securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost.

     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, prepayment risk, the need to increase regulatory capital and other factors. The Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders’ equity until realized. As of December 31, 2004, stockholders’ equity included accumulated other comprehensive income of approximately $1.8 million, representing the net unrealized gains on securities available for sale, less applicable income taxes.

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

     Most of the Company’s mortgage-backed securities are currently classified as available for sale. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

     At December 31, 2004, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), securities held to maturity, trading securities, short-term investments (including federal funds sold) and interest-bearing deposits in banks totaled $704.6 million, representing 72.2% of the Company’s total assets.

     The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:

Investment Portfolio

(In thousands) At December 31,	2004	2003	2002

Federal funds sold:
Overnight federal funds	$193,728	$145,684	$221,586
Term federal funds	—	45,000	—

Total federal funds sold	193,728	190,684	221,586
Money market investment funds	302	23,337	27,077
Interest-bearing deposits in banks:
Money market accounts	220	511	87
Certificates of deposit	2,718	5,685	4,854

Total short-term investments and interest-bearing bank deposits	$196,968	$220,217	$253,604

Percent of total assets	20.2%	21.8%	25.1%

(In thousands) At December 31,	2004	2003	2002

Securities held to maturity: (a)
Mortgage-backed securities	$4,877	—	—
Securities available for sale: (b)(c)
U.S. Treasury obligations	125,097	$123,642	$103,246
U.S. Government agency obligations	188,519	198,463	73,838
Equity securities	7,428	11,466	13,833
Mortgage-backed securities	122,709	95,658	189,105

Total securities available for sale	443,753	429,229	380,022

Trading securities: (b)
U.S. Treasury obligations	57,878	72,408	36,228
Equity securities	1,131	222	19
Investments in mutual funds	4	3	2

Total trading securities	59,013	72,633	36,249

Total securities	$507,643	$501,862	$416,271

Percent of total assets	52.0%	49.7%	41.2%

Total investments	$704,611	$722,079	$669,875
Total investments as a percent of total assets	72.2%	71.4%	66.4%

(a)	At amortized cost.

(b)	At market value.

(c)	The market value of callable agency securities included in securities available for sale at December 31, 2004, 2003 and 2002, totaled $158.8 million, $192.4 million and $73.8 million, respectively.

     The following table presents the amortized cost of debt securities available for sale at December 31, 2004 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

Debt Securities Available for Sale

		U.S.
	U. S.	Government	Mortgage-
	Treasury	agency	backed
(Dollars in thousands)	obligations	obligations (2)	securities (1)	Total

Maturing within 1 year
Amount	$77,895	$10,010	$7	$87,912
Yield	2.10%	1.99%	9.25%	2.09%
Maturing after 1 but within 5 years
Amount	45,633	155,987	7,988	209,608
Yield	2.74%	3.04%	6.54%	3.11%
Maturing after 5 but within 10 years
Amount	1,963	23,995	28,829	54,787
Yield	4.30%	4.30%	6.64%	5.53%
Maturing after 10 but within 15 years
Amount	—	40	81,755	81,795
Yield	—	4.20%	5.20%	5.19%
Maturing after 15 years
Amount	—		199	199
Yield	—		4.72%	4.72%

Total
Amount	$125,491	$190,032	$118,778	$434,301
Yield	2.36%	3.14%	5.63%	3.60%

(1)	Mortgage-backed securities are shown based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2)	The amortized cost of callable securities included in securities available for sale totaled $160.0 million as of December 31, 2004.

     At December 31, 2004, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds

     General. Deposits have been the Bank’s primary source of funds for making investments and loans. In addition to deposits, the Bank’s other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales, calls or maturities of investment securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank’s fifteen conveniently located banking offices, customers can access accounts through the Bank’s Automated Teller Machine (ATM) network. The Bank is a member of the Transaxion (TX), NYCE and CIRRUS System, Inc. (CIRRUS) networks which allow access to ATMs in over 100,000 locations worldwide. Additionally, MASSBANK has joined with over 400 other financial institutions to form the SUM Program. This program allows MASSBANK customers to access over 2,500 SUM ATM’s throughout the Northeast and Midwest without having to pay an access or surcharge fee.

     Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2004 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.

     Deposits decreased by $33.0 million or 3.7% to $849.5 million at December 31, 2004, from $882.5 million at year-end 2003. Management believes that increased competition for deposits and more attractive returns from alternative investments, such as stocks and mutual funds, were the principal reasons for deposit outflows. These competing investment vehicles have recently produced higher returns than bank deposits.

     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2004 or 2003.

DEPOSITS

     The following table shows the composition of the deposits as of the dates indicated:

	2004		2003		2002
		Percent		Percent		Percent
		of		of		of
(In thousands) at December 31,	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand and NOW
NOW	$58,991	6.95%	$56,108	6.36%	$57,293	6.48%
Demand accounts (non interest-bearing)	28,662	3.37	28,948	3.28	28,034	3.17

Total demand and NOW	87,653	10.32	85,056	9.64	85,327	9.65

Savings:
Regular savings and special notice accounts	549,657	64.71	595,575	67.49	535,122	60.54
Money market accounts	11,656	1.37	12,256	1.39	13,825	1.57

Total savings	561,313	66.08	607,831	68.88	548,947	62.11

Time certificates of deposit:
Fixed rate certificates	145,249	17.10	129,210	14.64	170,527	19.29
Variable rate certificates	55,250	6.50	60,411	6.84	79,127	8.95

Total time certificates of deposit	200,499	23.60	189,621	21.48	249,654	28.24%

Total deposits	$849,465	100.00%	$882,508	100.00%	$883,928	100.00%

     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

	2004		2003		2002
	Average	Average	Average	Average	Average	Average
(In thousands) Years Ended December 31,	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$56,273	0.30%	$55,150	0.45%	$54,570	0.66%
Demand (non interest-bearing) accounts	28,020	—	27,483	—	27,329	—
Escrow deposits of borrowers	773	0.27	950	0.16	1,065	0.40
Money market accounts	11,727	0.53	13,466	0.63	14,959	1.41
Savings accounts	573,512	1.48	581,998	1.88	456,775	2.62
Time certificates of deposit	192,386	2.08	213,282	2.15	315,987	3.22

	$862,691	1.48%	$892,329	1.78%	$870,685	2.61%

Investment Management and Trust Services

     The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as trustee, executor, and executor’s agent for bank customers.

     As of December 31, 2004 the Trust Division had approximately $25.0 million (market value) of assets in custody and under management.

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

     The Bank also faces strong competition from banks and other financial services providers in the bank’s market area for both loans and deposits.

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

Bank Holding Company Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to their support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” Our subsidiary bank is an FDIC- insured depository institution.

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

The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 capital (to risk-weighted assets) calculation equals 39.16%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company’s leverage ratio is 11.15%.

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

Supervision and Regulation of the Company and its Subsidiary (continued)

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered under-capitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of a least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Company, and any Bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Limitations on Bank Dividends. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the Gramm-Leach Bliley Act (1999) (GLBA), which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

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

Employees

     MASSBANK Corp. utilizes the support staff of the Bank from time to time for which a $12,000 fee was paid to the Bank in 2004. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2004, the Bank had 111 full-time employees (including 32 officers) and 49 part-time employees (including 1 officer). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, mortgage origination, fair lending, privacy and various other bank related functions and topics. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.

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

     Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $162.9 million and $164.5 million, respectively, at December 31, 2004.

     Readibank Properties, Inc. was incorporated primarily for the purpose of real estate development projects. These projects were completed many years ago and this subsidiary is currently inactive. Its assets totaled $618 thousand at December 31, 2004, consisting primarily of an inter-company receivable from the Bank.

Executive Officers of the Registrant

     The executive officers of the Company and the Bank and the age of each officer as of December 31, 2004 are as follows:

Name	Age	Office

Gerard H. Brandi	56	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Bank

David F. Carroll	57	Vice President of the Bank

Reginald E. Cormier	56	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank

Thomas J. Queeney	42	Vice President and Senior Trust Officer of the Bank

William F. Rivers	49	Vice President of the Bank

Donald R. Washburn	61	Senior Vice President of the Bank

Donna H. West	59	Senior Vice President of the Bank and Assistant Secretary of the Company

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

     David F. Carroll. Mr. Carroll retired on December 31, 2004. He had been employed by the Bank since 1983 and had been Vice President of Operations since 1984. He served as Vice President of the Lending Division for a year before becoming Vice President of Operations.

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

     William F. Rivers. Mr. Rivers joined the Bank as Vice President of Operations and Mr. David Carroll’s successor in 2004. Prior to joining the Bank Mr. Rivers worked for Medford Bank for over 28 years. His most recent position there was Senior Vice President, Operations & Administration.

Executive Officers of the Registrant (continued)

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

Item 2. Properties

     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2004, management believes that the Bank’s existing facilities are adequate for the conduct of its business.

     The following table sets forth certain information relating to the Bank’s existing facilities.

		Owned	Lease	Renewal
		or	Expiration	Option
Location		Leased	Date	Through

MAIN OFFICE:	123 Haven Street, Reading, MA	Owned	—	—
BRANCH	291 Chelmsford Street, Chelmsford, MA	Owned	—	—
OFFICES:	17 North Road, Chelmsford, MA	Owned	—	—
	45 Broadway Road, Dracut, MA	Leased	2012	2022
	738 Broadway, Everett, MA	Owned	—	—
	50 Central Street, Lowell, MA	Owned	—	—
	755 Lakeview Avenue, Lowell, MA	Owned	—	—
	4110 Mystic Valley Pkwy, Medford, MA	Leased	2005	—
	476 Main Street, Melrose, MA	Owned	—	—
27 Melrose Street, Towers Plaza,
	Melrose, MA	Leased	2014	—
	240 Main Street, Stoneham, MA	Leased	2009	2014
	1800 Main Street, Tewksbury, MA	Owned	—	—
	203 Littleton Road, Westford, MA	Owned	—	—
	370 Main Street, Wilmington, MA	Owned	—	—
219 Lowell Street, Lucci’s Plaza,
	Wilmington, MA	Leased	2006	—

OPERATIONS	159 Haven Street, Reading, MA	Owned	—	—
FACILITIES:	169 Haven Street, Reading, MA	Owned	—	—
	11 North Road, Chelmsford, MA	Owned	—	—

Item 3. Legal Proceedings

     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2004, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Issuer Purchases of Equity Securities

     The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the year ended December 31, 2004:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program (1)	Program

January 1 – January 31, 2004	—	—	—	100,000

March 1 – March 31, 2004	5,000	$39.05	5,000	95,000

May 1 – May 31, 2004	33,000	$33.72	33,000	62,000

June 1 – June 30, 2004	5,000	$33.05	5,000	57,000

November 1 – November 30, 2004	15,823	$37.25	15,823	41,177

December 1 – December 31, 2004	15,000	$37.00	15,000	26,177

	73,823	$35.46	73,823	26,177

January 19, 2005	—	—	—	100,000

				126,177

(1)	On January 22, 2004, the Registrant announced that its Board of Directors had authorized management to repurchase up to 100,000 shares of its common stock in the open market or through private transactions during the next twelve months. On January 19, 2005 the Registrant announced that its Board of Directors had extended, for another year, the stock repurchase program which it authorized in January 2004. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 126,177.

Item 5. (Continued)

     In addition, the following number of shares were purchased by the Company’s Directors’ Deferred Compensation Plan and Trust during the year Ended December 31, 2004:

	Total Number	Average Price
	of Shares	Paid Per
Period	Purchased	Share

March 1, - March 31, 2004	1,000	$39.40

June 1, - June 30, 2004	400	$33.30

November 1, - November 30, 2004	500	$37.25

	1,900	$37.55

Item 6. Selected Financial Data

     The information contained under the caption “MASSBANK Corp. and Subsidiaries — Selected Consolidated Financial Data” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2004 Annual Report to Stockholders which are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Registrant’s consolidated financial statements and notes thereto, together with the reports of KPMG LLP, contained in the Registrant’s 2004 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 60 of such Annual Report is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting.

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information appearing under the caption “Election of Directors” and “Compliance with Section 16(A) of the Exchange Act” in the Registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K.

Item 11. Executive Compensation

     The information appearing under the caption “Executive Compensation” in the Registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing under the captions “Election of Directors”, “Principal Stockholders” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information contained in Note 5 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required by this item appears in the definitive proxy statement filed pursuant to Regulation 14A for the 2005 Annual Meeting of our stockholders and is incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:

(a)1. Financial Statements

Reference to 2004
Annual Report
to Stockholders
(Pages)*

Reports of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets at December 31, 2004 and 2003	32
Consolidated Statements of Income for the three years ended December 31, 2004	33
Consolidated Statements of Cash Flows for the three years ended December 31, 2004	34-35
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2004	36
Notes to Consolidated Financial Statements	37-60

* Incorporated, by reference to pages 29 through 60 of the Registrant’s 2004 Annual Report to Stockholders attached to this filing as Exhibit 13.

   2. Financial Statement Schedules

     All schedules are omitted as the required information is either not applicable or is included in the consolidated financial statements or related notes.

   3. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

Exhibit No.	Description of Exhibit

3.2	By-Laws of the Registrant — incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.

4.1	Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000.

10.1	MASSBANK Corp. 1986 Stock Option Plan, as amended - incorporated by reference to Exhibit 28.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-11949).

10.1.2	Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 — incorporated by reference to Exhibit 10.1.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1992.

10.1.3	MASSBANK Corp. 1994 Stock Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-82110).

10.1.4	Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 — incorporated by reference to Exhibit 10.1.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.1.5	MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.1.5 to the Registrant’s Form S-8 Registration Statement (Ref. No. 33-333118028).

10.2	MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

10.2.1	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1993.

10.2.2	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.2.3	Amended and Restated MASSBANK Employees’ Stock Ownership Plan and Trust Agreement incorporated by reference to Exhibit 10.2.3 to the Registrant’s annual report on Form 10K for the year ended December 31, 2003.

10.3.16	Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.16 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

Exhibit No.	Description of Exhibit

10.3.17	Amended and Restated Employment Agreement with David F. Carroll dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.17 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.18	Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.18 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.19	Amended and Restated Employment Agreement with Donald R. Washburn dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.19 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.20	Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.20 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.21	Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.21 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.4	Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi — incorporated by reference to Exhibit 10.4 of Registrant’s annual report on Form 10-K for the year ended December 31, 1986.

10.4.1	Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Registrant’s annual report on Form 10-K for the year ended December 31, 1996.

10.5	Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 – incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Deferred Compensation Program for Bank employees dated November 14, 1994 – incorporated by reference to Exhibit 10.6 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

11	The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No.	Description of Exhibit

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

13	2004 Annual Report to Stockholders — except for those portions of the 2004 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2004 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

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

/s/ Gerard H. Brandi	Chairman, President,
Gerard H. Brandi	Chief Executive Officer and
	Director	March 14, 2005

/s/ Reginald E. Cormier	Senior Vice President, Treasurer
Reginald E. Cormier	and Chief Financial Officer
(Principal Financial and
	Accounting Officer)	March 14, 2005

/s/ Mathias B. Bedell	Director	March 14, 2005
Mathias B. Bedell

/s/ Allan S. Bufferd	Director	March 14, 2005
Allan S. Bufferd

/s/ Kathleen M. Camilli	Director	March 14, 2005
Kathleen M. Camilli

/s/ Peter W. Carr	Director	March 14, 2005
Peter W. Carr

/s/ Alexander S. Costello	Director	March 14, 2005
Alexander S. Costello

/s/Robert S. Cummings	Director	March 14, 2005
Robert S. Cummings

/s/Stephen E. Marshall	Director	March 14, 2005
Stephen E. Marshall

/s/Nancy L. Pettinelli	Director	March 14, 2005
Nancy L. Pettinelli

/s/Herbert G. Schurian	Director	March 14, 2005
Herbert G. Schurian

/s/Donald B. Stackhouse	Director	March 14, 2005
Donald B. Stackhouse