Form 10-Q
period 2005-03-31
MASSBANK CORP
filed 2005-05-09
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Class:    Common stock $1.00 per share.

Outstanding at April 30, 2005: 4,403,292 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART 1.    ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Cash and due from banks	$9,748	$9,829
Short-term investments (Note 5)	198,929	194,250

Total cash and cash equivalents	208,677	204,079
Interest-bearing deposits in banks	2,063	2,718
Securities available-for-sale, at market value (amortized cost of $448,686 in 2005 and $440,835 in 2004)	446,190	443,753
Mortgage-backed securities held-to-maturity, at amortized cost (market value $4,795 in 2005 and $4,883 in 2004)	4,859	4,877
Trading securities, at market value	41,317	59,013
Loans: (Note 6)
Mortgage loans	220,352	226,197
Other loans	9,949	10,001
Allowance for loan losses	(1,253)	(1,307)

Net loans	229,048	234,891
Premises and equipment	6,332	6,464
Accrued interest receivable	4,056	3,416
Goodwill	1,090	1,090
Income tax receivable, net	—	164
Deferred income tax asset, net	2,436	588
Other assets	25,407	15,115

Total assets	$971,475	$976,168
Liabilities and Stockholders’ Equity:
Deposits	$837,581	$849,465
Escrow deposits of borrowers	988	1,074
Current income tax liability, net	120	—
Allowance for loan losses on off-balance sheet credit exposures	605	588
Other liabilities	24,503	15,026

Total liabilities	863,797	866,153
Stockholders’ equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,773,055 and 7,736,430 shares issued, respectively	7,773	7,736
Additional paid-in capital	56,175	55,313
Retained earnings	102,555	102,003

	166,503	165,052
Treasury stock at cost, 3,365,763 and 3,354,703 shares, respectively	(57,206)	(56,794)
Accumulated other comprehensive income (loss)	(1,619)	1,757
Shares held in rabbi trust at cost, 14,744 and 25,804 shares, respectively (Note 8)	(321)	(553)
Deferred compensation obligation	321	553

Total stockholders’ equity	107,678	110,015

Total liabilities and stockholders’ equity	$971,475	$976,168

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
(In thousands except share data)	2005	2004
Interest and dividend income:
Mortgage loans	$3,112	$3,582
Other loans	162	169
Securities available-for-sale:
Mortgage-backed securities	1,718	1,485
Other securities	2,315	2,261
Mortgage-backed securities held-to-maturity	62	—
Trading securities	248	285
Federal funds sold	1,130	486
Other investments	18	77

Total interest and dividend income	8,765	8,345

Interest expense:
Deposits	3,461	3,104

Total interest expense	3,461	3,104

Net interest income	5,304	5,241
Provision (credit) for loan losses	(53)	(62)

Net interest income after provision (credit) for loan losses	5,357	5,303

Non-interest income:
Deposit account service fees	100	121
Gains on securities available-for-sale, net	58	364
Gains (losses) on trading securities, net	(114)	210
Other	153	166

Total non-interest income	197	861

Non-interest expense:
Salaries and employee benefits	1,775	1,897
Occupancy and equipment	599	598
Data processing	141	137
Professional services	130	137
Advertising and marketing	20	17
Deposit insurance	38	41
Other	328	333

Total non-interest expense	3,031	3,160

Income before income taxes	2,523	3,004
Income tax expense	829	1,055

Net income	$1,694	$1,949

Weighted average common shares outstanding:
Basic	4,399,798	4,427,395
Diluted	4,469,753	4,545,237
Earnings per share (in dollars):
Basic	$0.39	$0.44
Diluted	0.38	0.43

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	1,694	—	—	—	—	1,694
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(3,376)	—	—	(3,376)

Comprehensive loss								(1,682)
Cash dividends paid ($0.26 per share)	—	—	(1,142)	—	—	—	—	(1,142)
Purchase of treasury stock	—	—	—	(412)	—	—	—	(412)
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options and related tax benefits	37	862	—	—	—	—	—	899

Balance at March 31, 2005	$7,773	$56,175	$102,555	$(57,206)	$(1,619)	$(321)	$321	$107,678

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2004 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2003	$7,688	$54,417	$99,038	$(54,177)	$3,961	(515)	515	$110,927
Net Income	—	—	1,949	—	—	—	—	1,949
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	1,120	—	—	1,120

Comprehensive income								3,069
Cash dividends paid ($0.25 per share)	—	—	(1,107)	—	—	—	—	(1,107)
Purchase of treasury stock	—	—	—	(195)	—	—	—	(195)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(39)	39	—
Exercise of stock options and related tax benefits	26	448	—	—	—	—	—	474

Balance at March 31, 2004	$7,714	$54,865	$99,880	$(54,372)	$5,081	(554)	554	$113,168

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$1,694	$1,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	184
Loan interest capitalized	(3)	(1)
Increase in accrued interest receivable	(640)	(283)
Increase in other liabilities	9,477	4,172
Decrease in income tax receivable, net	164	325
Increase in current income tax liability	120	482
Amortization of premiums (accretion of discounts) on securities, net	(85)	229
Net trading securities activity	17,582	2,338
Gains on securities available-for-sale, net	(58)	(364)
(Gains) losses on trading securities, net	114	(210)
Decrease in deferred mortgage loan origination fees, net of amortization	(30)	(63)
Deferred income tax expense	184	18
Increase in other assets	(10,286)	(3,998)
Provision (credit) for loan losses	(53)	(62)
Provision for off-balance sheet credit exposures	17	—

Net cash provided by operating activities	18,353	4,716

Cash flows from investing activities:
Purchases of term federal funds	—	(15,000)
Proceeds from maturities of term federal funds	—	15,000
Net (increase) decrease in interest-bearing bank deposits	655	(691)
Proceeds from sales of investment securities available-for-sale	19,041	11,115
Proceeds from maturities and redemption of investment securities available-for-sale	17,000	56,000
Purchases of investment securities available-for-sale	(36,257)	(37,913)
Purchases of mortgage-backed securities available-for-sale	(15,624)	(14,081)
Principal repayments of mortgage-backed securities	8,149	9,177
Principal repayments of securities available-for-sale	—	1
Loans originated	(8,132)	(12,646)
Loan principal payments received	14,061	19,168
Purchases of premises and equipment	(23)	(10)

Net cash (used in) provided by investing activities	(1,130)	30,120

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(11,884)	(11,572)
Decrease in escrow deposits of borrowers	(86)	(22)
Payments to acquire treasury stock	(412)	(195)
Purchase of Company stock for deferred compensation plan	—	(39)
Increase in deferred compensation obligation	—	39
Options exercised, including tax benefit	899	474
Cash dividends paid on common stock	(1,142)	(1,107)

Net cash used in financing activities	(12,625)	(12,422)

Net increase in cash and cash equivalents	4,598	22,414
Cash and cash equivalents at beginning of period	204,079	222,910

Cash and cash equivalents at end of period	$208,677	$245,324

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$3,471	$3,120
Cash paid during the period for taxes, net of refunds	180	2,120

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2005 and December 31, 2004, and its operating results for the three months ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior years’ consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	Stock Option Plan

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

The Company applies the intrinsic-value-based method to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended, to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment”. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock issued to Employees. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This was scheduled to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the Securities and Exchange Commission (SEC) recently announced the adoption of a new rule that delays the compliance dates for the adoption of FASB statement No. 123 (revised 2004) Share-Based Payment (“FAS 123(R)”).

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The SEC’s new rule allows companies to implement FAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS 123(R) on the consolidated financial statements, including different option-pricing models.

The following pro forma table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. The fair value of stock options was determined using the Black Scholes option-pricing model.

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net income, as reported	$1,694	$1,949

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)	(168)

Pro forma net income	$1,533	$1,781

EARNINGS PER SHARE:
Basic – as reported	$0.39	$0.44
Basic – pro forma	0.35	0.40

Diluted – as reported	0.38	0.43
Diluted – pro forma	0.34	0.39

Weighed average fair value	$8.11	$9.59
Expected life	7.3 years	7.3 years
Risk–free interest rate	3.97%	3.48%
Expected volatility	21.2%	21.9%
Expected dividend yield	2.80%	2.33%

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Recent Accounting Pronouncements:

(a) In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS No. 123 ( R )”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123 ( R ) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123 ( R ) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense through the income statement based on their fair values at issue date. Pro forma disclosure will no longer be an alternative. SFAS No. 123 ( R ) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow required under current guidelines. On April 14, 2005, the Securities and Exchange Commission announced that it would provide for a phased-in-implementation process for SFAS No. 123 ( R ). Under this process, the Company will be required to adopt SFAS No. 123 ( R ) no later than the beginning of the first fiscal year that begins after June 15, 2005. The Company plans to adopt SFAS No. 123 ( R ) on January 1, 2006.

The Company plans to adopt SFAS No. 123 ( R ) using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after January 1, 2006, will be measured and accounted for in accordance with SFAS No. 123 ( R ).

(b) Effective March 31, 2004, Emerging Issues Task Force Issue No. 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”) was issued. EITF 03-1 provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired.

On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)	Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At March 31, 2005	At December 31, 2004
Federal funds sold (overnight)	$198,926	$193,728
Money market investment funds	—	302
Interest-bearing bank money market accounts	3	220

Total short-term investments	$198,929	$194,250

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6)	Commitments

At March 31, 2005, the Bank had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $3,901,000 and commitments under existing home equity lines of credit and other loans of approximately $37,560,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At March 31, 2005 this allowance, which is shown separately on the balance sheet, totaled $605,000.

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

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Denominator for basic earnings per share: Average common shares outstanding	4,400	4,427

Dilutive common stock options	70	118

Denominator for diluted earnings per share	4,470	4,545

Numerator: Net income attributable to common shares	$1,694	$1,949

Earnings per share:
Basic	$0.39	$0.44
Diluted	0.38	0.43

(8)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At March 31, 2005 the trust held 14,744 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)	Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
(In thousands)	2005	2004
Unrealized holding gains (losses) arising during period	$(5,350)	$2,137
Less: reclassification adjustment for gains realized in income	58	364

Net unrealized gains (losses)	(5,408)	1,773
Tax (expense) or benefit	2,032	(653)

Other comprehensive income (loss)	(3,376)	1,120

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months ended March 31, 2005 and 2004:

Pension Benefits

	Three months ended March 31,
(In thousands)	2005	2004
Service cost	$115	$107
Interest cost	136	131
Expected return on plan assets	(152)	(136)
Amortization of prior service cost	(3)	(3)
Amortization of net (gains) losses	12	2

Net periodic pension expense	$108	$101

The Bank made its annual contribution to its defined benefit pension plan in the amount of $364 thousand in the first quarter of 2005.

PART I.    ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2005

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The Company may also make forward-looking statements in other documents filed with the Securities and Exchange Commission (“SEC”), in its annual and quarterly reports to stockholders, in press releases and other written materials, and in oral statements made by the Company’s officers, directors or employees. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “will,” “would,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements concerning the Company’s belief, expectations, or intentions concerning the Company’s future performance, the financial outlook of the markets it serves and the performance and activities of its competitors. These statements reflect the Company’s current views, are based on numerous assumptions and are subject to numerous risks and uncertainties, and other factors including but not limited to the following:

•	The strength of the local economy and the U.S. economy in general;

•	Unexpected fluctuations in market interest rates;

•	Unexpected fluctuations in the markets for equities, bonds, federal funds and other financial instruments;

•	An increase in the level of the Company’s non-performing assets;

•	An increase in competitive pricing pressures within the Company’s market which may result in the following:

•	An increase in the Company’s cost of funds;

•	A decrease in its loan originations;

•	A decrease in its deposits; and

•	A limit on the ability of the Company to attract and retain banking customers;

•	Adverse legislative or regulatory developments;

•	A significant decline in residential real estate values in the Company’s market area;

•	Adverse impacts resulting from the continuing war on terrorism;

•	An increase in employee-related costs, including healthcare expenses; and

•	The impact of deflation or inflation, and other factors described in the Company’s annual report on Form 10-K.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and the reported amounts of income and expense during the reporting periods. Actual amounts could differ from such estimates.

The Company believes that the following accounting policies are among the most critical because they involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Provisions (Credit) for Loan Losses

The provision (credit) for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various types of loans based on loss experience factors and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

The provision (credit) for loan losses on off-balance sheet credit exposures represents a charge or credit against current earnings (reported in other non-interest expense) and an addition to or deduction from the allowance for loan losses on off-balance sheet credit exposures (“off-balance sheet exposures”). In determining the amount to provide for off-balance sheet exposures, the key factor is the adequacy of the balance. The balance of the off-balance sheet exposures is maintained based on expected drawdowns of committed loans, their loss experience factors, management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances. Such agencies may require the Bank to recognize additional allowances based on judgements different from those of management, which could also adversely affect the Company’s earnings results.

Investment Securities Other Than Temporarily Impaired

Management judgment is involved in the evaluation of declines in value (“impairment”)of individual investment securities held by the Company. Declines in value that are deemed other than temporary are recognized in the income statement through write-downs in the recorded value of the affected securities. Management considers many factors in their analysis of other than temporarily impaired securities, including industry analyst reports, sector credit ratings, volatility in market price and other relevant information, such as the financial condition, earnings capacity and near term prospects of the company and the length of time and extent to which the market value has been less than cost.

Investment Securities Other Than Temporarily Impaired (continued)

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first quarter of 2005 or 2004.

Securities available-for-sale deemed temporarily impaired are carried at market value in the asset section of the Company’s balance sheet. Any change in value is reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheet.

FINANCIAL OVERVIEW

MASSBANK Corp. provides a broad range of banking services through its subsidiary, MASSBANK (“the Bank”). The Bank offers a full range of retail and commercial deposit products through its fifteen banking offices located in Eastern Massachusetts. The Bank’s lending business includes residential and commercial real estate mortgages, construction loans, commercial loans and a variety of consumer loans. The Bank’s loan portfolio is concentrated among borrowers from the municipalities in which it operates banking offices and all of the contiguous cities and towns. The Bank also invests a significant portion of its funds in U.S. Treasury and Government agency securities, mortgage-backed securities, federal funds sold and other authorized investments. The Bank’s earnings depend largely upon net interest income. Securities gains are also an important source of revenue for the Bank.

The Bank faces strong competition from banks and other financial services providers in our market area. The principal methods of competition are through interest rates, financing terms and other customer conveniences. Among the external factors affecting MASSBANK’s operating results are market interest rates, the shape of the U.S. Treasury securities yield curve, the condition of the financial markets and both regional and national economic conditions.

For the quarter ended March 31, 2005, MASSBANK Corp. reported net income of $1,694,000, or $0.38 in diluted earnings per share compared to net income of $1,949,000 or $0.43 in diluted earnings per share in the first quarter of 2004. Basic earnings per share in the recent quarter were $0.39 per share compared to $0.44 per share in the first quarter of the prior year. Return on average assets and return on average equity were 0.71% and 6.21%, respectively, in the first quarter of 2005 compared to 0.79% and 6.98%, respectively, in the same quarter of 2004.

Decreases in first quarter 2005 earnings and operating ratios were mainly due to lower securities gains. The Company, in the recent quarter, recorded net securities losses of $56,000 compared to $574,000 in securities gains in the same quarter last year. This was partially offset by a decrease in non-interest expense of $129,000 compared to the same quarter of 2004.

FINANCIAL OVERVIEW (continued)

Net interest income increased $63,000 for the three months ended March 31, 2005 compared to the same period in 2004. The Company’s net interest margin improved to 2.28% in the recent quarter as compared to 2.17% in the first quarter of last year. The 11 basis point improvement is primarily the result of a rise in short-term interest rates. The Federal Reserve Bank Board’s Federal Open Market Committee (FOMC) has raised the target rate for Federal Funds by 25 basis points seven times since the end of June 2004, increasing the rate from 1.00% to 2.75%. A further “measured rate” of increases is expected by most economists to continue in 2005. In 2005, we would expect to benefit from any sustained increases in interest rates, partially offset by any decreases in the difference between the five-year Treasury yield and the yield on Federal Funds (curve flattening).

(In thousands) Quarters Ended March 31,	2005	2004	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,274	$3,751	$(477)
Mortgage-backed securities	1,780	1,485	295
Federal funds sold	1,130	486	644
Other	2,581	2,623	(42)

Total interest and dividend income	8,765	8,345	420
Total interest expense	3,461	3,104	(357)

Net interest income	5,304	5,241	63
Provision (credit) for loan losses	(53)	(62)	(9)
Gains (losses) on securities, net	(56)	574	(630)
Other non-interest income	253	287	(34)
Non-interest expense	3,031	3,160	129
Income tax expense	829	1,055	226

Net income	$1,694	$1,949	$(255)
Diluted earnings per share	$0.38	$0.43	$(0.05)

(In thousands) Quarters Ended March 31,	2005	2004	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$233,487	$250,201	$(16,714)
Mortgage-backed securities	131,214	99,399	31,815
Federal funds sold	188,780	203,046	(14,266)
Short-term investments	2,421	22,528	(20,107)
Other	376,576	393,279	(16,703)

Total earning assets	$932,478	$968,453	$(35,975)
Total deposits	$840,897	$872,460	$(31,563)

FINANCIAL OVERVIEW (Continued)

Earnings results for the first quarter of 2005 included the following that are more fully disclosed below:

•	An improvement in net interest income of $63,000 due primarily to a rise in short-term interest rates.

•	Securities losses of $56,000 versus gains of $574,000 in the first quarter of 2004, reducing income before income taxes by $630,000 compared to last year.

•	A decrease in non-interest expense of $129,000, attributable to a decrease in salaries and employee benefits.

Condensed Consolidated Balance Sheets

(In Thousands)	March 31, 2005	December 31, 2004	Variance
Assets:
Short-term investments	$198,929	$194,250	$4,679
Interest-bearing deposits in banks	2,063	2,718	(655)
Securities available-for-sale, at market value	446,190	443,753	2,437
Securities held-to-maturity	4,859	4,877	(18)
Trading securities, at market value	41,317	59,013	(17,696)

Total investments	693,358	704,611	(11,253)
Total loans	230,301	236,198	(5,897)
Allowance for loan losses	(1,253)	(1,307)	54

Net loans	229,048	234,891	(5,843)
Other assets	49,069	36,666	12,403

Total assets	$971,475	$976,168	$(4,693)

Liabilities:
Total deposits	$837,581	$849,465	$(11,884)
Escrow deposits of borrowers	988	1,074	(86)
Other liabilities	25,228	15,614	9,614

Total liabilities	863,797	866,153	(2,356)
Total stockholders’ equity	107,678	110,015	(2,337)

Total liabilities and stockholders’ equity	$971,475	$976,168	$(4,693)

Financial Condition

The Company’s total assets were $971.5 million at March 31, 2005, compared to $976.2 million at December 31, 2004 reflecting a decrease of $4.7 million. This was due largely to a decrease in total deposits.

Investments

At March 31, 2005 the Company’s total investments were $693.4 million representing 71.4% of total assets compared to $704.6 million representing 72.2% of total assets at December 31, 2004. Total investments have decreased $11.2 million from year-end 2004. The Company’s investments in the recent quarter also reflect a modest shift from the trading securities portfolio to short-term investments and securities available-for-sale.

Loans

The loan portfolio, net of allowance for loan losses, decreased $5.8 million or 2.6% in the first three months of 2005. At March 31, 2005 the loan portfolio, net of allowance for loan losses, totaled $229.0 million representing 23.6% of total assets compared to $234.9 million representing 24.1% of total assets at December 31, 2004. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations totaled $8.1 million in the first three months of 2005 compared to $12.6 million in the first three months of 2004.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $218.8 million at March 31, 2005, representing 95.0% of the loan portfolio. See page 33 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2005 and December 31, 2004.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $128,000 at March 31, 2005 as compared to $74,000 at December 31, 2004. This represents 0.06% of total loans at March 31, 2005. The Bank had no impaired loans or real estate acquired through foreclosure at March 31, 2005.

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

Deposits at March 31, 2005 totaled $837.6 million, reflecting a decrease of $11.9 million from $849.5 million at December 31, 2004. In the first three months of 2005 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in other types of investments.

For information concerning deposit balances at March 31, 2005 and December 31, 2004, see page 36 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $2.3 million to $107.7 million at March 31, 2005 representing a book value of $24.43 per share. This compares to $110.0 million representing a book value of $25.11 per share at December 31, 2004.

The decrease in stockholders’ equity was essentially the result of the following: a decrease in accumulated other comprehensive income of $3.4 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $1.1 million; and the Company’s repurchase of treasury stock in the amount of $0.4 million during the first three months of 2005. This was partially offset by the Company’s net income for the first three months of 2005 of $1.7 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.9 million.

Comparison of Operating Results for the Three Months ended March 31, 2005 and 2004.

Net interest income

Net interest income totaled $5,304,000 in the first quarter of 2005, up $63,000 from the same quarter in 2004. This improvement is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended March 31, 2005 improved 11 basis points to 2.28% from 2.17% reported in the first quarter of last year. Average earning assets for the quarter ended March 31, 2005 decreased $36.0 million to $932.5 million, from $968.5 million in the same quarter of 2004.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2005 increased $413,000 or 4.9% to $8,778,000 from $8,365,000 for the three months ended March 31, 2004. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $36.0 million in average earning assets. As reflected in the table on page 25 of this report, the yield on the Company’s average earning assets in the first quarter of 2005 was 3.77%, as compared to 3.46% in the same quarter of 2004. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates.

Interest Expense

Total interest expense for the three months ended March 31, 2005 increased $357,000, or 11.5% to $3,461,000 from $3,104,000 for the three months ended March 31, 2004. The increase in interest expense is due primarily to the higher interest rate environment in 2005 and the continued shift in the bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.43% in the first quarter of 2004 to 1.67% in the first quarter of 2005. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 26, decreased $31.6 million or 3.6% to $840.9 million, from $872.5 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended March 31,
		2005				2004
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$188,780	$1,130	2.43%	$203,046	$486	0.96%
Short-term investments (4)	2,421	18	3.02	22,528	77	1.37
Securities available-for-sale:
Other securities (2)	326,681	2,328	2.85	321,993	2,281	2.83
Mortgage-backed securities (2)	126,345	1,718	5.44	99,399	1,485	5.97
Mortgage-backed securities held-to-maturity	4,869	62	5.09	—	—	—
Trading securities	49,895	248	1.99	71,286	285	1.60
Mortgage loans (3)	223,494	3,112	5.57	239,047	3,582	5.99
Other loans (3)	9,993	162	6.57	11,154	169	6.12

Total earning assets	932,478	$8,778	3.77%	968,453	$8,365	3.46%
Allowance for loan losses	(1,306)			(1,552)

Total earning assets less allowance for loan losses	931,172			966,901
Other assets	26,930			25,167

Total assets	$958,102			$992,068

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available-for-sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended March 31,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$84,106	$45	0.22%	$82,673	$44	0.22%
Savings	548,028	2,057	1.52	601,727	2,196	1.47
Time certificates of deposit	208,763	1,359	2.64	188,060	864	1.85

Total deposits	840,897	3,461	1.67	872,460	3,104	1.43

Other liabilities	8,071			7,844

Total liabilities	848,968			880,304
Stockholders’ equity	109,134			111,764

Total liabilities and stockholders’ equity	$958,102			$992,068

Net interest income (tax-equivalent basis)		5,317			5,261
Less adjustment for tax-exempt interest income		13			20

Net interest income		$5,304			$5,241

Interest rate spread (5)			2.10%			2.03%

Net interest margin (6)			2.28%			2.17%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first quarter of 2005, the Bank recorded a negative provision for loan losses of $53,000 due to the quality of loans in the portfolio and a decrease in the size of the Bank’s loan portfolio. This compares to a negative provision for loan losses of $62,000 in the same quarter of 2004. The Bank’s loan portfolio decreased $5.9 million or 2.5% from $236.2 million at December 31, 2004 to $230.3 million at March 31, 2005.

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

At March 31, 2005, the allowance for loan losses was $1.3 million representing 0.54% of total loans and 979% of non-accrual loans. This compares to $1.3 million representing 0.55% of total loans and 1,766% of non-accrual loans at December 31, 2004. Non-accrual loans totaled $128,000 at March 31, 2005. This compares to $74,000 at December 31, 2004 and $205,000 a year earlier. Management believes that the allowance for loan losses as of March 31, 2005 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $605,000 and $588,000 at March 31, 2005 and December 31, 2004, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $664,000 to $197,000 in the recent quarter, from $861,000 in the comparable quarter of the prior year.

In the first quarter 2005, the Company recorded net losses on securities of $56,000 compared to net securities gains of $574,000 in the same quarter last year. Net securities losses in the recent quarter consisted of net gains on securities available-for-sale of $58,000 and net losses on trading securities of $114,000. This compares to net gains on securities available-for-sale of $364,000 and net gains on trading securities of $210,000 in the first quarter of 2004. The Company’s equity securities portfolio had net unrealized gains of $538,000 as of March 31, 2005; and the Company’s debt securities available for sale portfolio had net unrealized losses of $3.0 million as of the end of the recent quarter. See page 29 of this report for more detail concerning the Company’s investment securities.

The Bank’s deposit account service fees and other non-interest income totaled $100,000 and $153,000, respectively, in the first quarter of 2005, a decrease from the first quarter 2004 totals of $121,000 and $166,000, respectively.

Non-Interest Expense

Non-interest expense decreased $129,000 or 4.1% to $3,031,000 for the three months ended March 31, 2005 compared to the same period in 2004.

Salaries and employee benefits, the largest component of non-interest expense decreased $122,000 or 6.4% to $1,775,000 in the recent quarter, from $1,897,000 in the comparable quarter of 2004. The decrease is mainly attributable to a decrease in salaries and employee benefits expense due to a reduction in the number of bank employees.

All other non-interest expenses combined decreased $7,000 to $1,256,000 for the three months ended March 31, 2005 from $1,263,000 for the three months ended March 31, 2004.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $829,000 in the first quarter of 2005, a decrease of $226,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $2,523,000 in the recent quarter compared to $3,004,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2005 and 2004 was 32.9% and 35.1%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at March 31, 2005 with gross unrealized gains and losses, follows:

(In thousands) At March 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held-to-maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,859	$—	$(64)	$4,795

Total securities held-to-maturity	4,859	—	(64)	4,795

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	120,252	32	(994)	119,290
U.S. Government agency obligations	195,029	7	(3,914)	191,122

Total	315,281	39	(4,908)	310,412

Mortgage-backed securities:
Government National Mortgage Association	4,925	190	—	5,115
Federal Home Loan Mortgage Corporation	117,494	2,118	(461)	119,151
Federal National Mortgage Association	3,757	3	(14)	3,746
Collateralized mortgage obligations	121	—	(1)	120

Total mortgage-backed securities	126,297	2,311	(476)	128,132

Total debt securities available for sale	441,578	2,350	(5,384)	438,544

Equity securities	7,108	659	(121)	7,646

Total securities available-for-sale	448,686	$3,009	$(5,505)	$446,190

Net unrealized losses on securities Available-for-sale	(2,496)

Total securities available for sale, net	446,190

Total investment securities, net	$451,049

TRADING SECURITIES
The market value of trading securities is as follows:
(In Thousands) At March 31, 2005				Market Value
U.S. Treasury obligations				$39,727
Marketable equity securities				1,586
Investments in mutual funds				4

Total trading securities				$41,317

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2004 with gross unrealized gains and losses, follows:

(In thousands) At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,877	$6	$—	$4,883

Total	4,877	6	—	4,883

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	125,491	126	(520)	125,097
U.S. Government agency obligations	190,032	81	(1,594)	188,519

Total	315,523	207	(2,114)	313,616

Mortgage-backed securities:
Government National Mortgage Association	5,622	297	—	5,919
Federal Home Loan Mortgage Corporation	112,929	3,694	(66)	116,557
Federal National Mortgage Association	94	4	—	98
Collateralized mortgage obligations	133	2	—	135

Total mortgage-backed securities	118,778	3,997	(66)	122,709

Total debt securities available for sale	434,301	4,204	(2,180)	436,325

Equity securities	6,534	933	(39)	7,428

Total securities available-for-sale	440,835	$5,137	$(2,219)	$443,753

Net unrealized gains on securities Available-for-sale	2,918

Total securities available for sale, net	443,753

Total investment securities, net	$448,630

TRADING SECURITIES
The market value of trading securities is as follows:

(In Thousands) At December 31, 2004				Market Value
U.S. Treasury obligations				$57,878
Marketable equity securities				1,131
Investments in mutual funds				4

Total trading securities				$59,013

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities as of March 31, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2005
Debt Securities:
U.S. Treasury Obligations	$104,255	$(994)	$—	$—	$104,255	$(994)
U.S. Government agency obligations	175,504	(3,486)	11,573	(428)	187,077	(3,914)
Mortgaged-backed Securities	40,888	(414)	3,454	(126)	44,342	(540)

Total debt securities	320,647	(4,894)	15,027	(554)	335,674	(5,448)
Equity securities	1,845	(121)	—	—	1,845	(121)

Total Temporarily
Impaired Investment Securities
March 31, 2005	$322,492	$(5,015)	$15,027	$(554)	$337,519	$(5,569)

December 31, 2004	$206,136	$(1,777)	$21,557	$(442)	$227,693	$(2,219)

The gross unrealized losses on temporarily impaired investment securities at March 31, 2005 represents 1.2% of the total amortized cost of total investment securities. These unrealized losses were primarily attributable to an increase in interest rates. The Company has the ability to hold the securities for the time necessary to recover amortized cost.

INVESTMENT SECURITIES (continued)

The amortized cost and market value of debt securities available-for-sale by contractual maturity at March 31, 2005 and December 31, 2004 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

	March 31, 2005
	Available-for-Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$89,038	$88,662
After 1 year but within 5 years	204,245	200,162
After 5 years but within 10 years	21,959	21,549
After 10 years but within 15 years	39	39

U.S. Treasury and Government agency obligations (a)	315,281	310,412
Mortgage-backed securities	126,297	128,132

Total	$441,578	$438,544

	December 31, 2004
	Available-for-Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$87,905	$87,748
After 1 year but within 5 years	201,620	199,913
After 5 years but within 10 years	25,958	25,915
After 10 years but within 15 years	40	40

U.S. Treasury and Government agency obligations (b)	315,523	313,616
Mortgage-backed securities	118,778	122,709

Total	$434,301	$436,325

(a)	At March 31, 2005 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $155.0 million and a market value of $151.8 million.
(b)	At December 31, 2004 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $160.0 million and a market value of $158.8 million.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At March 31, 2005	At December 31, 2004
Mortgage loans:
Residential	$218,753	$224,587
Commercial	1,586	1,623
Construction	81	84

	220,420	226,294
Premium on loans	3	5
Deferred mortgage loan origination fees	(71)	(102)

Total mortgage loans	220,352	226,197

Other loans:
Consumer:
Installment	276	327
Guaranteed education	1,526	1,616
Other secured	460	504
Home equity lines of credit	7,450	7,284
Unsecured	142	161

Total consumer loans	9,854	9,892
Commercial	95	109

Total other loans	9,949	10,001

Total loans	$230,301	$236,198

The Bank’s loan portfolio decreased $5.9 million during the first three months of 2005, from $236.2 million at December 31, 2004 to $230.3 million at March 31, 2005. Mortgage loans decreased $5.8 million and consumer loans decreased $0.1 million.

The bank’s mortgage refinancing activity decreased in the recent quarter. As a result, loan originations decreased to $8.1 million in the recent quarter from $12.6 million in the first quarter of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2005 and 2004, and December 31, 2004:

(In thousands)	At March 31, 2005	At December 31, 2004	At March 31, 2004
Non-Performing Assets:
Non-accrual loans	$128	$74	$205
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$128	$74	$205

Allowance for loan losses	$1,253	$1,307	$1,491
Allowance as a percent of non-accrual loans	978.9%	1,766.2%	727.3%
Non-accrual loans as a percent of total loans	0.06%	0.03%	0.08%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets increased slightly from December 31, 2004 to March 31, 2005 as noted in the table above. The principal balance of non-accrual loans was $128,000, or approximately 0.06% of total loans at March 31, 2005.

The Bank did not have any impaired loans as of March 31, 2005.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Balance at December 31, 2004 and 2003	$1,307	$1,554
Provision (credit) for loan losses	(53)	(62)
Recoveries of loans previously charged-off	—	—
Charge-offs	(1)	(1)

Balance at March 31,	$1,253	$1,491

The Bank maintains an allowance for probable losses that are inherent in the Bank’s loan portfolio. The allowance for loan losses is increased by provisions charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect the borrower’s ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses currently available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

At March 31, 2005 the balance of the allowance for loan losses was $1,253,000 representing 978.9% of non-accrual loans and 0.54% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Bank also maintains an allowance for probable losses on its out- standing loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $11.9 million to $837.6 million at March 31, 2005 from $849.5 million at December 31, 2004.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Demand and NOW	$85,267	$87,653
Savings and money market accounts	534,068	561,313
Time certificates of deposit	218,246	200,499

Total deposits	$837,581	$849,465

PART I.    ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $7.6 million at March 31, 2005. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available-for-sale portfolio and trading account have a market value of $438.5 million and $41.3 million, respectively, at March 31, 2005. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change, which impacts net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2004.

Liquidity	and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2005 the Bank had $198.9 million or 20.5% of total assets and $371.5 million or 38.2% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2005, the Bank had a leverage Tier I capital to average assets ratio of 10.75%, a Tier I capital to risk- weighted assets ratio of 35.75% and a total capital to risk-weighted assets ratio of 36.48%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 11.34%, Tier I capital to risk-weighted assets of 37.71% and total capital to risk-weighted assets of 38.44% at March 31, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2005, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under The Repurchase Program
January 1 - January 31, 2005	—	—	—	126,177	(1)
February 1 - February 28, 2005	11,060	$37.17	11,060	115,117

(1)	On January 22, 2004, the Registrant announced that its Board of Directors had authorized management to repurchase up to 100,000 shares of its common stock in the open market or through private transactions during the next twelve months. On January 19, 2005 the Registrant announced that its Board of Directors had extended, for another year, the stock repurchase program which it authorized in January 2004. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 126,177.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of MASSBANK Corp. held on April 19, 2005, stockholders voted affirmatively on the following proposal:

To elect three Class I Directors to serve until the 2008 Annual Meeting of Stockholders. The number of votes for or withheld were as follows:

Elected at Meeting	Term	For	Withheld
Gerard H. Brandi	3 Years	3,347,980	265,621
O. Bradley Latham	3 Years	3,310,549	303,052
William F. Rucci, Jr.	3 Years	3,393,056	220,544

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b.	Reports on Form 8-K

On January 14, 2005, the Company filed a current report on Form 8-K, reporting under Item 8.01 and 9.01, and filing as exhibits, a copy of the form of Incentive Stock Option Agreement and a copy of the form of Non-Qualified Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan.

On January 20, 2005, the Company filed a current report on Form 8-K, reporting under Item 7.01 and 9.01, announcing an increase in the quarterly cash dividend to shareholders and a new stock repurchase program.

On February 3, 2005, the Company filed a current report on Form 8-K, reporting under Item 2.02 and 9.01, announcing the Company’s fourth quarter 2004 earnings results.

On February 11, 2005, the Company filed a current report on Form 8-K, reporting under Item 5.02, announcing the election of William F. Rucci to the Board of Directors of MASSBANK Corp. (the “Company”) as a Class I Director.

Item 6. Exhibits and Reports on Form 8-K (continued)

On March 24, 2005, the Company filed a current report on Form 8-K, furnishing as exhibits under Item 9.01, a copy of employment agreements dated as of March 23, 2005 between MASSBANK and William F. Rivers and between MASSBANK and James L. Milinazzo.

On April 5, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.01, announcing that the Audit Committee of the Board of Directors of MASSBANK Corp. replaced KPMG as the Company’s independent registered public accountants as of March 31, 2005. The Company engaged Parent, McLaughlin & Nangle, as of such date, to serve as the Company’s registered public accountants for the year ending December 31, 2005.

On April 11, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.01 and filing as an exhibit under Item 9.01, a letter from KPMG LLP dated April 8, 2005 stating that KPMG agreed with the statements the Company made in its April 5, 2005 filing that the reports issued by KPMG on the Company’s financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. And that during the Company’s two most recent fiscal years and through the filing date, there were no disagreements with KPMG on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure, which, if not resolved to KPMG’s satisfaction, would have caused them to make reference to the subject matter in connection with their report of the Company’s financial statements for such years; and there were no “reportable events” as defined in Item 304 (a)(1)(v) of Regulation S-K.

On April 25, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.02 and 9.01, announcing the Company’s first quarter earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: May 9, 2005	/s/Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: May 9, 2005	/s/Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO