Form 10-Q
period 2005-06-30
MASSBANK CORP
filed 2005-08-08
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Class: Common stock $1.00 per share.

Outstanding at August 3, 2005: 4,327,867 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$9,377	$9,829
Short-term investments (Note 5)	204,958	194,250

Total cash and cash equivalents	214,335	204,079
Interest-bearing deposits in banks	1,550	2,718
Securities available for sale, at market value (amortized cost of $433,256 in 2005 and $440,835 in 2004)	433,279	443,753
Securities held-to-maturity, at amortized cost (market value of $4,640 in 2005 and $4,883 in 2004)	4,595	4,877
Trading securities, at market value	30,785	59,013
Loans: (Note 6)
Mortgage loans	220,087	226,197
Other loans	9,843	10,001
Allowance for loan losses	(1,253)	(1,307)

Net loans	228,677	234,891
Premises and equipment	6,266	6,464
Accrued interest receivable	3,520	3,416
Goodwill	1,090	1,090
Income tax receivable, net	342	164
Deferred income tax asset, net	1,465	588
Other assets	7,160	15,115

Total assets	$933,064	$976,168
Liabilities and Stockholders’ Equity:
Deposits	$817,189	$849,465
Escrow deposits of borrowers	901	1,074
Allowance for loan losses on off-balance sheet credit exposures	585	588
Other liabilities	5,948	15,026

Total liabilities	824,623	866,153
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,783,680 and 7,736,430 shares issued, respectively	7,784	7,736
Additional paid-in capital	56,440	55,313
Retained earnings	103,267	102,003

	167,491	165,052
Treasury stock at cost, 3,417,063 and 3,354,703 shares, respectively	(59,033)	(56,794)
Accumulated other comprehensive income (loss)	(17)	1,757
Shares held in rabbi trust at cost, 14,744 and 25,804 shares, respectively (Note 8)	(321)	(553)
Deferred compensation obligation (Note 8)	321	553

Total stockholders’ equity	108,441	110,015

Total liabilities and stockholders’ equity	$933,064	$976,168

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,
(In thousands except share data)	2005	2004
Interest and dividend income:
Mortgage loans	$3,038	$3,445
Other loans	164	166
Securities available for sale:
Mortgage-backed securities	1,756	1,492
Other securities	2,393	2,127
Mortgage-backed securities held-to-maturity	60	48
Trading securities	185	309
Federal funds sold	1,458	439
Other investments	15	95

Total interest and dividend income	9,069	8,121

Interest expense:
Deposits	3,674	3,096

Total interest expense	3,674	3,096

Net interest income	5,395	5,025
Provision (credit) for loan losses	—	(51)

Net interest income after provision (credit) for loan losses	5,395	5,076

Non-interest income:
Deposit account service fees	101	112
Gains on securities available for sale, net	72	679
Gains (losses) on trading securities, net	172	(493)
Other	240	230

Total non-interest income	585	528

Non-interest expense:
Salaries and employee benefits	1,974	1,831
Occupancy and equipment	529	522
Data processing	126	123
Professional services	135	103
Advertising and marketing	40	31
Deposit insurance	37	42
Other	331	312

Total non-interest expense	3,172	2,964

Income before income taxes	2,808	2,640
Income tax expense	951	906

Net income	$1,857	$1,734

Weighted average common shares outstanding:
Basic	4,390,071	4,416,159
Diluted	4,452,405	4,501,866
Earnings per share (in dollars):
Basic	$0.42	$0.39
Diluted	0.42	0.39

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six months ended June 30,
(In thousands except share data)	2005	2004
Interest and dividend income:
Mortgage loans	$6,150	$7,027
Other loans	326	335
Securities available for sale:
Mortgage-backed securities	3,474	2,977
Other securities	4,708	4,388
Mortgage-backed securities held-to-maturity	122	48
Trading securities	433	594
Federal funds sold	2,588	925
Other investments	33	172

Total interest and dividend income	17,834	16,466

Interest expense:
Deposits	7,135	6,200

Total interest expense	7,135	6,200

Net interest income	10,699	10,266
Provision (credit) for loan losses	(53)	(113)

Net interest income after provision (credit) for loan losses	10,752	10,379

Non-interest income:
Deposit account service fees	201	233
Gains on securities available for sale, net	130	1,043
Gains (losses) on trading securities, net	58	(283)
Other	393	396

Total non-interest income	782	1,389

Non-interest expense:
Salaries and employee benefits	3,749	3,728
Occupancy and equipment	1,128	1,120
Data processing	267	260
Professional services	265	240
Advertising and marketing	60	48
Deposit insurance	75	83
Other	659	645

Total non-interest expense	6,203	6,124

Income before income taxes	5,331	5,644
Income tax expense	1,780	1,961

Net income	$3,551	$3,683

Weighted average common shares outstanding:
Basic	4,394,908	4,421,777
Diluted	4,462,343	4,523,552
Earnings per share (in dollars):
Basic	$0.81	$0.83
Diluted	0.80	0.81

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	3,551	—	—	—	—	3,551
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,774)	—	—	(1,774)

Comprehensive income								1,777
Cash dividends paid ($0.52 per share)	—	—	(2,287)	—	—	—	—	(2,287)
Purchase of treasury stock	—	—	—	(2,239)	—	—	—	(2,239)
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options and related tax benefits	48	1,127	—	—	—	—	—	1,175

Balance at June 30, 2005	$7,784	$56,440	$103,267	$(59,033)	$(17)	$(321)	$321	$108,441

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

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$3,551	$3,683
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	303	356
Loan interest capitalized	(6)	(3)
Increase (decrease) in accrued interest receivable	(104)	130
Decrease in other liabilities	(9,078)	(3,767)
(Increase) decrease in income tax receivable, net	(178)	165
Amortization of premiums (accretion of discounts) on securities, net	(53)	401
Net trading securities activity	28,286	(5,859)
Gains on securities available for sale, net	(130)	(1,043)
(Gains) losses on trading securities, net	(58)	283
Decrease in deferred mortgage loan origination fees, net of amortization	(59)	(129)
Deferred income tax expense (benefit)	236	(180)
Decrease in other assets	7,963	4,129
Provision (credit) for loan losses	(53)	(113)
Provision (credit) for off-balance sheet credit exposures	(3)	(10)
Gain on sale of equipment	—	(4)

Net cash provided by (used in) operating activities	30,617	(1,961)

Cash flows from investing activities:
Net decrease (increase) in interest-bearing bank deposits	1,168	(308)
Proceeds from sales of investment securities available-for-sale	21,910	16,634
Proceeds from maturities and redemption of investment securities available-for-sale	64,961	95,000
Purchases of investment securities available-for-sale	(69,640)	(127,310)
Purchases of mortgage-backed securities available-for-sale	(25,641)	(50,922)
Principal repayments of mortgage-backed securities	16,453	20,150
Principal repayments of securities available-for-sale	—	1
Loans originated	(22,498)	(33,393)
Loan principal payments received	28,830	41,803
Proceeds from sales of equipment	—	4
Purchases of premises & equipment	(104)	(76)

Net cash provided by (used in) investing activities	15,439	(38,417)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(32,276)	(21,791)
Decrease in escrow deposits of borrowers	(173)	(190)
Payments to acquire treasury stock	(2,239)	(1,473)
Purchase of Company stock for deferred compensation plan	—	(52)
Increase in deferred compensation obligation	—	52
Options exercised, including tax benefit	1,175	558
Cash dividends paid on common stock	(2,287)	(2,215)

Net cash used in financing activities	(35,800)	(25,111)

Net increase (decrease) in cash and cash equivalents	10,256	(65,489)
Cash and cash equivalents at beginning of period	204,079	222,910

Cash and cash equivalents at end of period	$214,335	$157,421

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$7,164	$6,224
Cash paid during the period for taxes, net of refunds	1,460	1,790

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2005 and December 31, 2004, and its operating results for the three months and six months ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$1,857	$1,734	$3,551	$3,683

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—	(161)	(168)

Pro forma net income	$1,857	$1,734	$3,390	$3,515

EARNINGS PER SHARE:
Basic – as reported	$0.42	$0.39	$0.81	$0.83
Basic – pro forma	$0.42	$0.39	$0.77	$0.79

Diluted – as reported	$0.42	$0.39	$0.80	$0.81
Diluted – pro forma	$0.42	$0.39	$0.76	$0.78

Weighed average fair value			$8.11	$9.59
Expected life			7.3 yrs	7.3 yrs
Risk-free interest rate			3.97%	3.48%
Expected volatility			21.2%	21.9%
Expected dividend yield			2.80%	2.33%

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

(a) In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows. It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cash flows. Various other changes are also required. This Statement is effective beginning January 1, 2006 for public companies as a result of recent SEC actions. Management expects no significant effect on the Company’s financial statement as a result of the adoption of this Statement.

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2005	At December 31, 2004
Federal funds sold (overnight)	$184,955	$193,728
Term federal funs sold	20,000	—
Money market investment funds	—	302
Interest-bearing bank money market accounts	3	220

Total short-term investments	$204,958	$194,250

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At June 30, 2005, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $4,321,000 and commitments under existing home equity lines of credit and other loans of approximately $37,742,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At June 30, 2005 this allowance, which is shown separately on the balance sheet, totaled $585,000.

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

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
Denominator for basic earnings per share:
Average common shares outstanding	4,390	4,416	4,395	4,422

Dilutive common stock options	62	86	67	102

Denominator for diluted earnings per share	4,452	4,502	4,462	4,524

Numerator: Net income attributable to common shares	$1,857	$1,734	$3,551	$3,683

Earnings per share:
Basic	$0.42	$0.39	$0.81	$0.83
Diluted	0.42	0.39	0.80	0.81

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At June 30, 2005 the trust held 14,744 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The components of other comprehensive income (loss) and related tax effect for the six months ended June 30, 2005 and 2004 are as follows:

	For the Six Months Ended June 30,
(In thousands)	2005	2004
Unrealized holding losses arising during period	$(2,756)	$(5,120)
Less: reclassification adjustment for gains realized in income	130	1,043

Net unrealized losses	(2,886)	(6,163)
Tax (expense) or benefit	1,112	2,352

Other comprehensive loss	$(1,774)	$(3,811)

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and six months ended June 30, 2005 and 2004:

Pension Benefits

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2005	2004	2005	2004
Service cost	$115	$108	$230	$215
Interest cost	137	131	273	262
Expected return on plan assets	(152)	(137)	(304)	(273)
Amortization of prior service cost	(4)	(4)	(7)	(7)
Amortization of net (gains) losses	12	2	24	4

Net periodic pension expense	$108	$100	$216	$201

The Bank made its annual contribution to its defined benefit pension plan in the amount of $364 thousand in the first quarter of 2005.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2005

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

Provisions (Credit) for Loan Losses

The provision (credit) for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various types of loans based on loss experience factors, and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first half of 2005 or 2004.

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

For the quarter ended June 30, 2005, MASSBANK Corp. reported net income of $1,857,000 or $0.42 in basic and diluted earnings per share compared to net income of $1,734,000 or $0.39 in basic and diluted earnings per share in the second quarter of 2004. This represents an increase of 7.7% over the earnings per share results of the prior year.

The improvement in the second quarter 2005 earnings and operating ratios was mainly due to an increase in net interest income. Net interest income, the Company’s core earnings, totaled $5,395,000 for the second quarter of 2005, up $370,000 or 7.4% from the same quarter in 2004. This is the third consecutive quarter that the Company has reported a year-over-year improvement in net interest income. The net interest margin in the recent quarter improved 26 basis points to 2.36% from 2.10% in the second quarter of 2004. This is an increase of 12.4% over the same quarter last year. The Company continues to benefit from rising short-term interest rates. The Federal Reserve Bank Board’s Federal Open Market Committee (FOMC) has raised the target rate for Federal Funds by 25 basis points nine times since the end of June 2004, increasing the rate from 1.00% to 3.25%.

FINANCIAL OVERVIEW (continued)

Earnings results for the second quarter of 2005 included the following that are more fully disclosed below:

•	An improvement in net interest income of $370,000 due primarily to a rise in short-term interest rates.

•	No credit for loan losses as in the second quarter of 2004.

•	Securities gains of $244,000 versus gains of $186,000 in the second quarter of 2004.

•	An increase in non-interest expense of $208,000, attributable primarily to an increase in salaries and employee benefits, and professional services expense.

(In thousands) Quarters Ended June 30,	2005	2004	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,202	$3,611	$(409)
Mortgage-backed securities	1,816	1,540	276
Federal funds sold	1,458	439	1,019
Other	2,593	2,531	62

Total interest and dividend income	9,069	8,121	948
Total interest expense	3,674	3,096	(578)

Net interest income	5,395	5,025	370
Provision (credit) for loan losses	—	(51)	(51)
Gains on securities, net	244	186	58
Other non-interest income	341	342	(1)
Non-interest expense	3,172	2,964	(208)
Income tax expense	951	906	(45)

Net income	$1,857	$1,734	$123
Diluted earnings per share	$0.42	$0.39	$0.03

(In thousands) Quarters Ended June 30,	2005	2004	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$230,263	$245,294	$(15,031)
Mortgage-backed securities	136,108	106,814	29,294
Federal funds sold	200,069	183,480	16,589
Short-term investments	1,938	30,600	(28,662)
Other securities available for sale and trading	347,442	394,412	(46,970)

Total earning assets	$915,820	$960,600	$(44,780)
Total deposits	$827,678	$867,737	$(40,059)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In Thousands)	June 30, 2005	December 31, 2004	Variance
Assets:
Short-term investments	$204,958	$194,250	$10,708
Interest-bearing deposits in banks	1,550	2,718	(1,168)
Securities available-for-sale, at market value	433,279	443,753	(10,474)
Securities held-to-maturity	4,595	4,877	(282)
Trading securities, at market value	30,785	59,013	(28,228)

Total investments	675,167	704,611	(29,444)
Total loans	229,930	236,198	(6,268)
Allowance for loan losses	(1,253)	(1,307)	54

Net loans	228,677	234,891	(6,214)
Other assets	29,220	36,666	(7,446)

Total assets	$933,064	$976,168	$(43,104)

Liabilities:
Total deposits	$817,189	$849,465	$(32,276)
Escrow deposits of borrowers	901	1,074	(173)
Other liabilities	6,533	15,614	(9,081)

Total liabilities	824,623	866,153	(41,530)
Total stockholders’ equity	108,441	110,015	(1,574)

Total liabilities and stockholders’ equity	$933,064	$976,168	$(43,104)

Financial Condition

The Company’s total assets were $933.1 million at June 30, 2005, compared to $976.2 million at December 31, 2004 reflecting a decrease of $43.1 million. This was due largely to a decrease in total deposits.

Investments

At June 30, 2005 the Company’s total investments were $675.2 million representing 72.4% of total assets compared to $704.6 million representing 72.2% of total assets at December 31, 2004. Total investments have decreased $29.4 million from year-end 2004 due primarily to a decrease in trading securities. The trading securities portfolio was reduced to fund the outflow of bank deposits. The Company’s investments in the recent quarter also reflect a modest shift from the securities available-for-sale portfolio to short-term investments.

Loans

The loan portfolio, net of allowance for loan losses, decreased $6.2 million or 2.6% in the first half of 2005. At June 30, 2005 the loan portfolio, net of allowance for loan losses, totaled $228.7 million representing 24.5% of total assets compared to $234.9 million representing 24.1% of total assets at December 31, 2004. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations totaled $14.4 million in the second quarter of 2005 compared to $20.8 million in the second quarter of 2004. For the first six months of 2005, new loan originations totaled $22.5 million compared to $33.4 million in the first six months of 2004.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $220.1 million at June 30, 2005, representing 95.7% of the loan portfolio. See page 39 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2005 and December 31, 2004.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $343,000 at June 30, 2005 as compared to $74,000 at December 31, 2004 and $398,000 as of June 30, 2004. This represents 0.15% of total loans at June 30, 2005. The Bank had no impaired loans or real estate acquired through foreclosure at June 30, 2005.

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

Deposits at June 30, 2005 totaled $817.2 million, reflecting a decrease of $32.3 million or 3.8% from $849.5 million at December 31, 2004. In the first six months of 2005 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at June 30, 2005 and December 31, 2004, see page 42 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $1.6 million to $108.4 million at June 30, 2005 representing a book value of $24.83 per share. This compares to $110.0 million representing a book value of $25.11 per share at December 31, 2004.

The decrease in stockholders’ equity was essentially the result of the following: a decrease in accumulated other comprehensive income of $1.8 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $2.3 million; and the Company’s repurchase of treasury stock in the amount of $2.2 million during the first six months of 2005. This was partially offset by the Company’s net income for the first half of 2005 of $3.5 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $1.2 million.

Comparison of Operating Results for the Three Months ended June 30, 2005 and 2004.

Net interest income

Net interest income totaled $5,395,000 in the second quarter of 2005, up $370,000 from the same quarter in 2004. This improvement is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended June 30, 2005 improved 26 basis points to 2.36% from 2.10% reported in the second quarter of last year. Average earning assets for the quarter ended June 30, 2005 decreased $44.8 million to $915.8 million, from $960.6 million in the same quarter of 2004.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2005 increased $952,000 or 11.7% to $9,083,000 from $8,131,000 for the three months ended June 30, 2004. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $44.8 million in average earning assets. As reflected in the table on page 25 of this report, the yield on the Company’s average earning assets in the second quarter of 2005 was 3.97%, as compared to 3.39% in the same quarter of 2004. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates.

Interest Expense

Total interest expense for the three months ended June 30, 2005 increased $578,000, or 18.7% to $3,674,000 from $3,096,000 for the three months ended June 30, 2004. The increase in interest expense is due primarily to the higher interest rate environment in 2005 and the continued shift in the bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.43% in the second quarter of 2004 to 1.78% in the second quarter of 2005. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 26, decreased approximately $40.0 million or 4.6% to $827.7 million, from $867.7 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended June 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$200,069	$1,458	2.92%	$183,480	$439	0.96%
Short-term investments (4)	1,938	15	3.21	30,600	95	1.25
Securities available-for-sale:
Other securities (2)	314,434	2,407	3.06	317,636	2,137	2.69
Mortgage-backed securities (2)	131,438	1,756	5.34	103,029	1,492	5.79
Mortgage-backed securities held-to-maturity	4,670	60	5.20	3,785	48	5.02
Trading securities	33,008	185	2.24	76,776	309	1.61
Mortgage loans (3)	220,317	3,038	5.52	234,627	3,445	5.87
Other loans (3)	9,946	164	6.61	10,667	166	6.24

Total earning assets	915,820	$9,083	3.97%	960,600	$8,131	3.39%
Allowance for loan losses	(1,253)			(1,490)

Total earning assets less allowance for loan losses	914,567			959,110
Other assets	24,592			25,016

Total assets	$939,159			$984,126

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available-for-sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended June 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$87,056	$48	0.22%	$85,383	$44	0.21%
Savings	513,563	1,998	1.56	593,173	2,149	1.46
Time certificates of deposit	227,059	1,628	2.88	189,181	903	1.92

Total deposits	827,678	3,674	1.78	867,737	3,096	1.43

Other liabilities	3,691			6,774

Total liabilities	831,369			874,511
Stockholders’ equity	107,790			109,615

Total liabilities and stockholders’ equity	$939,159			$984,126

Net interest income (tax-equivalent basis)		5,409			5,035
Less adjustment for tax-exempt interest income		14			10

Net interest income		$5,395			$5,025

Interest rate spread (5)			2.19%			1.96%

Net interest margin (6)			2.36%			2.10%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank, in the second quarter of 2005, recorded a zero provision for loan losses as compared to a negative provision for loan losses of $51,000 in the same quarter of last year. The Bank’s loan portfolio in the recent quarter decreased a modest $0.4 million. In the first six months of 2005 the loan portfolio decreased $6.3 million or 2.7% from $236.2 million at December 31, 2004 to $229.9 million at June 30, 2005.

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

At June 30, 2005, the allowance for loan losses was $1.3 million representing 0.54% of total loans and 365% of non-accrual loans. This compares to $1.3 million representing 0.55% of total loans and 1,766% of non-accrual loans at December 31, 2004. Non-accrual loans totaled $343,000 at June 30, 2005. This compares to $74,000 at December 31, 2004 and $398,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2005 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $585,000 and $588,000 at June 30, 2005 and December 31, 2004, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $57,000 to $585,000 in the recent quarter, from $528,000 in the comparable quarter of the prior year.

In the second quarter 2005, the Company recorded net gains on securities of $244,000 compared to net securities gains of $186,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $72,000 and net gains on trading securities of $172,000. This compares to net gains on securities available for sale of $679,000 and net losses on trading securities of $493,000 in the second quarter of 2004. The Company’s equity securities portfolio had net unrealized gains of $350,000 as of June 30, 2005; and the Company’s debt securities portfolio had net unrealized losses of $327,000 as of the end of the recent quarter. See page 35 of this report for more detail concerning the Company’s investment securities.

The Bank’s deposit account service fees and other non-interest income totaled $101,000 and $240,000, respectively, for the second quarter of 2005. This compares to $112,000 and $230,000, respectively, in the second quarter of 2004. The combined total of this income is essentially unchanged from the same quarter of the prior year.

Non-Interest Expense

Non-interest expense increased $208,000 or 7.0% to $3,172,000 for the three months ended June 30, 2005 compared to the same period in 2004.

Salaries and employee benefits, the largest component of non-interest expense increased $143,000 or 7.8% to $1,974,000 in the recent quarter, from $1,831,000 in the comparable quarter of 2004. The increase is primarily attributable to an increase in employee salary expense and directors’ fees of $72,000 or 5.2% and an increase in the cost of various employee benefits of $71,000, including an increase of $25,000 in Employee Stock Ownership Plan (“ESOP”) expense.

Professional services expenses increased $32,000 compared to the same quarter of the prior year due mainly to the increased audit fees accrued for the Company’s independent registered public accountants.

All other non-interest expenses combined increased $33,000 or 3.2% to $1,063,000 for the three months ended June 30, 2005 from $1,030,000 for the three months ended June 30, 2004.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $951,000 in the second quarter of 2005, an increase of $45,000 when compared to the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes partially offset by a decrease in effective income tax rate. The Company’s income before income taxes was $2,808,000 in the recent quarter compared to $2,640,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2005 and 2004 was 33.9% and 34.3%, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2005 and 2004

FINANCIAL OVERVIEW

For the six months ended June 30, 2005, the Company reported net income of $3,551,000, or $0.80 in diluted earnings per share compared to net income of $3,683,000 or $0.81 in diluted earnings per share for the first six months of 2004. Basic earnings per share in the first six months of 2005 were $0.81 per share compared to $0.83 per share in the same period of the prior year. Return on average assets and return on average equity were 0.75% and 6.55%, respectively, in the first six months of 2005 compared to 0.75% and 6.65%, respectively, in the same period of 2004.

Earnings results for the first six months of 2005 included the following that are more fully disclosed below:

•	An improvement in net interest income of $433,000 due primarily to a rise in short-term interest rates.

•	Negative provision for loan losses in the amount of $53,000, which was $60,000 less than the credit of $113,000 recorded in the first six months of last year.

•	Net securities gains of $188,000 versus gains of $760,000 in the first half of 2004.

•	An increase in non-interest expense of $79,000 or 1.3% over the same period of the prior year

(In thousands) Six Months Ended June 30,	2005	2004	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$6,476	$7,362	$(886)
Mortgage-backed securities	3,596	3,025	571
Federal funds sold	2,588	925	1,663
Other	5,174	5,154	20

Total interest and dividend income	17,834	16,466	1,368
Total interest expense	7,135	6,200	935

Net interest income	10,699	10,266	433
Provision (credit) for loan losses	(53)	(113)	(60)
Gains on securities, net	188	760	(572)
Other non-interest income	594	629	(35)
Non-interest expense	6,203	6,124	(79)
Income tax expense	1,780	1,961	181

Net income	$3,551	$3,683	$(132)
Diluted earnings per share	$0.80	$0.81	$(0.01)

(In thousands) Six Months Ended June 30,	2005	2004	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$231,867	$247,748	$(15,881)
Mortgage-backed securities	133,675	103,106	30,569
Federal funds sold	194,456	193,263	1,193
Short-term investments	2,178	26,563	(24,385)
Other securities available for sale and trading	361,928	393,846	(31,918)

Total earning assets	$924,104	$964,526	$(40,422)
Total deposits	$834,251	$870,099	$(35,848)

	AVERAGE BALANCE SHEETS Six Months Ended June 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$194,456	$2,588	2.68%	$193,263	$925	0.96%
Short-term investments (4)	2,178	33	3.08	26,563	172	1.30
Securities available-for-sale:
Other securities (2)	320,523	4,735	2.95	319,815	4,418	2.76
Mortgage-backed securities (2)	128,906	3,474	5.39	101,214	2,977	5.88
Mortgage-backed securities held-to-maturity	4,769	122	5.12	1,892	48	5.04
Trading securities	41,405	433	2.11	74,031	594	1.60
Mortgage loans (3)	221,897	6,150	5.54	236,838	7,027	5.93
Other loans (3)	9,970	326	6.59	10,910	335	6.17

Total earning assets	924,104	$17,861	3.87%	964,526	$16,496	3.42%

Allowance for loan losses	(1,280)			(1,521)

Total earning assets less allowance for loan losses	922,824			963,005

Other assets	25,754			25,091

Total assets	$948,578			$988,096

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available-for-sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

	AVERAGE BALANCE SHEETS - (continued) Six Months Ended June 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$85,589	$93	0.22%	$84,028	$88	0.21%
Savings	530,700	4,055	1.54	597,450	4,345	1.46
Time certificates of deposit	217,962	2,987	2.76	188,621	1,767	1.88

Total deposits	834,251	7,135	1.72	870,099	6,200	1.43

Other liabilities	5,869			7,308

Total liabilities	840,120			877,407
Stockholders’ equity	108,458			110,689

Total liabilities and stockholders’ equity	$948,578			$988,096

Net interest income (tax-equivalent basis)		10,726			10,296
Less adjustment for tax-exempt interest income		27			30

Net interest income		$10,699			$10,266

Interest rate spread (5)			2.15%			1.99%

Net interest margin (6)			2.32%			2.14%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Net Interest Income

Net interest income totaled $10,699,000 for the six months ended June 30, 2005, up $433,000 from the same period in 2004. The improvement in net interest income is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the six months ended June 30, 2005 improved 18 basis points to 2.32% from 2.14% reported in the first six months of last year. Average earning assets for the six months ended June 30, 2005 decreased $40.4 million to $924.1 million, from $964.5 million in the same period of 2004.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2005 increased $1,365,000 or 8.3% to $17,861,000 from $16,496,000 for the six months ended June 30, 2004. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $40.4 million in average earning assets. As reflected in the table on page 30 of this report, the yield on the Company’s average earning assets in the first half of 2005 was 3.87%, as compared to 3.42% in the same period of 2004. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates.

Interest Expense

Total interest expense for the six months ended June 30, 2005 increased $935,000, or 15.1% to $7,135,000 from $6,200,000 for the six months ended June 30, 2004. The increase in interest expense is due primarily to the higher interest rate environment in 2005 and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.43% in the first half of 2004 to 1.72% in the first half of 2005. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first six months of 2005, as shown in the table on page 31, decreased $35.8 million or 4.1% to $834.3 million, from $870.1 million in the same period of the prior year.

Provision (Credit) for Loan Losses

In the first six months of 2005, the Bank recorded a negative provision for loan losses of $53,000, which was $60,000 less than the negative provision of $113,000 in the first six months of 2004. The negative provisions are due to reductions in the size of the bank’s loan portfolio and a low level of problem loans.

In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

At June 30, 2005, the allowance for loan losses was $1.3 million representing 0.54% of total loans and 365% of non-accrual loans. This compares to $1.3 million representing 0.55% of total loans and 1,766% of non-accrual loans at December 31, 2004. Non-accrual loans totaled $343,000 at June 30, 2005. This compares to $74,000 at December 31, 2004 and $398,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2005 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $585,000 and $588,000 at June 30, 2005 and December 31, 2004, respectively. This is intended to protect the Bank against loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $607,000 to $782,000 in the six months ended June 30, 2005, from $1,389,000 in the comparable period of the prior year.

In the first six months of 2005, the Company recorded net gains on securities of $188,000 compared to net securities gains of $760,000 in the same period last year. Net securities gains in the first half of 2005 consisted of net gains on securities available for sale of $130,000 and net gains on trading securities of $58,000. This compares to net gains on securities available for sale of $1,043,000 and net losses on trading securities of $283,000 in the first half of 2004.

The Bank’s deposit account service fees and other non-interest income totaled $201,000 and $393,000, respectively, for the six months ended June 30,2005. This compares to $233,000 and $396,000, respectively, in the six months ended June 30,2004. Deposit account service fees have continued to decline due to a decrease in the number of deposit accounts subject to these types of charges.

Non-Interest Expense

Non-interest expense increased $79,000 or 1.3% to $6,203,000 for the six months ended June 30, 2005 compared to the same period in 2004. Salaries and employee benefits, the largest component of non-interest expense increased $21,000 or less than 1% to $3,749,000 for the first half of 2005 from $3,728,000 for the first half of 2004.

Professional services expenses increased $25,000 compared to the same period of the prior year due mainly to the increased audit fees accrued for the Company’s independent registered public accountants. All other non-interest expenses combined increased $33,000 or 1.5% to $2,189,000 for the six months ended June 30, 2005 from $2,156,000 for the six months ended June 30, 2004.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $1,780,000 in the first half of 2005, a decrease of $181,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $5,331,000 in the first six months of 2005 compared to $5,644,000 for the same period a year ago. The effective income tax rate for the six months ended June 30, 2005 and 2004 was 33.4% and 34.7%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at June 30, 2005 with gross unrealized gains and losses follows:

(In thousands) At June 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held-to-maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,595	$45	$—	$4,640

Total securities held-to-maturity	4,595	45	$—	$4,640

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	89,219	56	(641)	88,634
U.S. Government agency obligations	208,026	44	(2,338)	205,732

Total	297,245	100	(2,979)	294,366

Mortgage-backed securities:
Government National Mortgage Association	4,351	150	—	4,501
Federal Home Loan Mortgage Corporation	120,292	2,440	(71)	122,661
Federal National Mortgage Association	3,539	33	—	3,572
Collateralized mortgage obligations	113	—	—	113

Total mortgage-backed securities	128,295	2,623	(71)	130,847

Total debt securities available for sale	425,540	2,723	(3,050)	425,213

Equity securities	7,716	632	(282)	8,066

Total securities available-for-sale	433,256	$3,355	$(3,332)	$433,279

Net unrealized gains on securities available-for-sale	23

Total securities available for sale, net	433,279

Total investment securities, net	$437,874

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At June 30, 2005	Market Value
U.S. Treasury obligations	$28,831
Marketable equity securities	1,950
Investments in mutual funds	4

Total trading securities	$30,785

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2004 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,877	$6	$—	$4,883

Total	4,877	6	—	4,883

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	125,491	126	(520)	125,097
U.S. Government agency obligations	190,032	81	(1,594)	188,519

Total	315,523	207	(2,114)	313,616

Mortgage-backed securities:
Government National Mortgage Association	5,622	297	—	5,919
Federal Home Loan Mortgage Corporation	112,929	3,694	(66)	116,557
Federal National Mortgage Association	94	4	—	98
Collateralized mortgage obligations	133	2	—	135

Total mortgage-backed securities	118,778	3,997	(66)	122,709

Total debt securities available for sale	434,301	4,204	(2,180)	436,325

Equity securities	6,534	933	(39)	7,428

Total securities available-for-sale	440,835	$5,137	$(2,219)	$443,753

Net unrealized gains on securities available-for-sale	2,918

Total securities available for sale, net	443,753

Total investment securities, net	$448,630

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At December 31, 2004	Market Value
U.S. Treasury obligations	$57,878
Marketable equity securities	1,131
Investments in mutual funds	4

Total trading securities	$59,013

Investments (continued)

The amortized cost and market value of debt securities available-for-sale by contractual maturity at June 30, 2005 and December 31, 2004 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

	June 30, 2005
	Available-for-Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$73,983	$73,593
After 1 year but within 5 years	201,249	198,775
After 5 years but within 10 years	21,975	21,959
After 10 years but within 15 years	38	39

U.S. Treasury and Government agency obligations (a)	297,245	294,366
Mortgage-backed securities	128,295	130,847

Total	$425,540	$425,213

	December 31, 2004
	Available-for-Sale
Maturing:	Amortized Cost	Market Value
	(In thousands)
Within 1 year	$87,905	$87,748
After 1 year but within 5 years	201,620	199,913
After 5 years but within 10 years	25,958	25,915
After 10 years but within 15 years	40	40

U.S. Treasury and Government agency obligations (b)	315,523	313,616
Mortgage-backed securities	118,778	122,709

Total	$434,301	$436,325

(a)	At June 30, 2005 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $167.0 million and a market value of $165.2 million.
(b)	At December 31, 2004 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $160.0 million and a market value of $158.8 million.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities as of June 30, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2005
Debt Securities:
U.S. Treasury obligations	$46,522	$(304)	$25,112	$(337)	$71,634	$(641)
U.S. Government agency obligations	94,172	(817)	82,483	(1,521)	176,655	(2,338)
Mortgaged-backed securities	3,735	(4)	3,299	(67)	7,034	(71)

Total debt securities	144,429	(1,125)	110,894	(1,925)	255,323	(3,050)
Equity securities	2,373	(282)	—	—	2,373	(282)

Total temporarily impaired investment securities
June 30, 2005	$146,802	$(1,407)	$110,894	$(1,925)	$257,696	$(3,332)

December 31, 2004	$206,136	$(1,777)	$21,557	$(442)	$227,693	$(2,219)

The gross unrealized losses on temporarily impaired investment securities at June 30, 2005 represents 0.8% of the total amortized cost of total investment securities. These unrealized losses were primarily attributable to an increase in interest rates. The Company has the ability to hold the securities for the time necessary to recover amortized cost.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2005	At December 31, 2004
Mortgage loans:
Residential	$217,932	$224,587
Commercial	1,750	1,623
Construction	444	84

	220,126	226,294
Premium on loans	4	5
Deferred mortgage loan origination fees	(43)	(102)

Total mortgage loans	220,087	226,197

Other loans:
Consumer:
Installment	257	327
Guaranteed education	1,410	1,616
Other secured	453	504
Home equity lines of credit	7,481	7,284
Unsecured	152	161

Total consumer loans	9,753	9,892
Commercial	90	109

Total other loans	9,843	10,001

Total loans	$229,930	$236,198

The Bank’s loan portfolio decreased $6.3 million during the first six months of 2005, from $236.2 million at December 31, 2004 to $229.9 million at June 30, 2005. Mortgage loans decreased $6.1 million and consumer loans decreased $0.2 million.

The bank’s mortgage refinancing activity has decreased in 2005. As a result, loan originations decreased to $14.4 million in the recent quarter from $20.8 million in the second quarter of last year. For the first six months of 2005, loan originations totaled $22.5 million compared to $33.4 million in the first six months of 2004.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2005 and 2004, and December 31, 2004:

(In thousands)	At June 30, 2005	At December 31, 2004	At June 30, 2004
Non-Performing Assets:

Non-accrual loans	$343	$74	$398
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$343	$74	$398

Allowance for loan losses	$1,253	$1,307	$1,439
Allowance as a percent of non-accrual loans	365.3%	1,766.2%	361.6%
Allowance as a percent of total loans	0.54%	0.55%	0.59%
Non-accrual loans as a percent of total loans	0.15%	0.03%	0.16%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets increased from December 31, 2004 to June 30, 2005 as noted in the table above. The principal balance of non-accrual loans was $343,000, or approximately 0.15% of total loans at June 30, 2005.

The Bank did not have any impaired loans as of June 30, 2005.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Balance at December 31, 2004 and 2003	$1,307	$1,554
Provision (credit) for loan losses	(53)	(113)
Recoveries of loans previously charged-off	—	—
Charge-offs	(1)	(2)

Balance at June 30,	$1,253	$1,439

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

At June 30, 2005 the balance of the allowance for loan losses was $1,253,000 representing 365.3% of non-accrual loans and 0.54% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for probable losses on its out- standing loan commitments that totaled $585,000 and $616,000 at June 30, 2005 and 2004, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $32.3 million to $817.2 million at June 30, 2005 from $849.5 million at December 31, 2004.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Demand and NOW	$85,798	$87,653
Savings and money market accounts	497,391	561,313
Time certificates of deposit	234,000	200,499

Total deposits	$817,189	$849,465

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of approximately $8.1 million at June 30, 2005. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $425.2 million and $30.8 million, respectively, at June 30, 2005. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2005 the Bank had $185.0 million or 19.8% of total assets and $323.2 million or 34.6% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2005, the Bank had a leverage Tier I capital to average assets ratio of 10.98%, a Tier I capital to risk- weighted assets ratio of 38.18% and a total capital to risk-weighted assets ratio of 38.92%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 11.47%, Tier I capital to risk-weighted assets of 39.79% and total capital to risk-weighted assets of 40.53% at June 30, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2005, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under The Repurchase Program
March 31, 2005	—	—	—	115,117	(1)

April 1 – April 30, 2005	5,000	$36.60	5,000	110,117

May 1 – May 31, 2005	23,800	$35.82	23,800	86,317

June 1 – June 30, 2005	22,500	$35.18	22,500	63,817

	51,300	$35.61	51,300

(1)	On January 22, 2004, the Registrant announced that its Board of Directors had authorized management to repurchase up to 100,000 shares of its common stock in the open market or through private transactions during the next twelve months. On January 19, 2005 the Registrant announced that its Board of Directors had extended, for another year, the stock repurchase program which it authorized in January 2004. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 126,177. During the first quarter 2005, the Company repurchased 11,060 shares further reducing the total shares available for repurchase to 115,117.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

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

On April 25, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.02 and 9.01, announcing the Company’s first quarter 2005 earnings results.

On July 22, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.02 and 9.01, announcing the Company’s second quarter 2005 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: August 8, 2005	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: August 8, 2005	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO