Form 10-Q
period 2005-09-30
MASSBANK CORP
filed 2005-11-07
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at October 31, 2005: 4,332,367 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

		Page
PART I – FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (unaudited)	3

	Consolidated Statements of Income (unaudited) for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004	4 – 5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2005 and 2004 (unaudited)	6 – 7

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004	8 – 9

	Condensed Notes to the Consolidated Financial Statements	10 – 15

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 43

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	44 – 45

ITEM 4.	Disclosure Controls and Procedures	45

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 2.	Changes in Securities	46

ITEM 3.	Defaults Upon Senior Securities	47

ITEM 4.	Submission of Matters to a Vote of Security Holders	47

ITEM 5.	Other Information	47

ITEM 6.	Exhibits and Reports on Form 8-K	47

Signature Page		48

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$10,441	$9,829
Short-term investments (Note 5)	181,740	194,250

Total cash and cash equivalents	192,181	204,079
Term federal funds sold	15,000	—
Interest-bearing deposits in banks	1,112	2,718
Securities available for sale, at market value (amortized cost of $433,468 in 2005 and $440,835 in 2004)	430,027	443,753
Securities held-to-maturity, at amortized cost (market value of $4,525 in 2005 and $4,883 in 2004)	4,577	4,877
Trading securities, at market value	22,803	59,013
Loans: (Note 6)
Mortgage loans	220,722	226,197
Other loans	10,351	10,001
Allowance for loan losses	(1,253)	(1,307)

Net loans	229,820	234,891
Premises and equipment	6,182	6,464
Accrued interest receivable	4,268	3,416
Goodwill	1,090	1,090
Income tax receivable, net	45	164
Deferred income tax asset, net	2,762	588
Other assets	10,562	15,115

Total assets	$920,429	$976,168
Liabilities and Stockholders’ Equity:
Deposits	$802,597	$849,465
Escrow deposits of borrowers	1,009	1,074
Allowance for loan losses on off-balance sheet credit exposures	588	588
Other liabilities	10,895	15,026

Total liabilities	815,089	866,153
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,793,930 and 7,736,430 shares issued, respectively	7,794	7,736
Additional paid-in capital	56,670	55,313
Retained earnings	104,025	102,003

	168,489	165,052
Treasury stock at cost, 3,472,563 and 3,354,703 shares, respectively	(60,932)	(56,794)
Accumulated other comprehensive income (loss)	(2,217)	1,757
Shares held in rabbi trust at cost, 15,144 and 25,804 shares, respectively (Note 8)	(335)	(553)
Deferred compensation obligation (Note 8)	335	553

Total stockholders’ equity	105,340	110,015

Total liabilities and stockholders’ equity	$920,429	$976,168

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
(In thousands except share data)	2005	2004
Interest and dividend income:
Mortgage loans	$2,998	$3,342
Other loans	181	167
Securities available for sale:
Mortgage-backed securities	1,737	1,712
Other securities	2,450	2,199
Mortgage-backed securities held-to-maturity	59	63
Trading securities	187	301
Federal funds sold	1,722	615
Other investments	12	37

Total interest and dividend income	9,346	8,436

Interest expense:
Deposits	3,878	3,225

Total interest expense	3,878	3,225

Net interest income	5,468	5,211
Provision (credit) for loan losses	—	(74)

Net interest income after provision (credit) for loan losses	5,468	5,285

Non-interest income:
Deposit account service fees	100	109
Gains on securities available for sale, net	177	113
Gains on trading securities, net	61	69
Deferred compensation plan income (loss)	49	(10)
Other	167	168

Total non-interest income	554	449

Non-interest expense:
Salaries and employee benefits	1,877	1,778
Deferred compensation plan expense	71	5
Occupancy and equipment	521	524
Data processing	137	131
Professional services	115	143
Advertising and marketing	44	31
Deposit insurance	35	39
Other	376	327

Total non-interest expense	3,176	2,978

Income before income taxes	2,846	2,756
Income tax expense	962	945

Net income	$1,884	$1,811

Weighted average common shares outstanding:
Basic	4,342,872	4,398,346
Diluted	4,397,998	4,482,585
Earnings per share (in dollars):
Basic	$0.43	$0.41
Diluted	0.43	0.40

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine months ended September 30,
(In thousands except share data)	2005	2004
Interest and dividend income:
Mortgage loans	$9,148	$10,369
Other loans	507	502
Securities available for sale:
Mortgage-backed securities	5,211	4,689
Other securities	7,158	6,587
Mortgage-backed securities held-to-maturity	181	111
Trading securities	620	895
Federal funds sold	4,310	1,540
Other investments	45	209

Total interest and dividend income	27,180	24,902

Interest expense:
Deposits	11,013	9,425

Total interest expense	11,013	9,425

Net interest income	16,167	15,477
Provision (credit) for loan losses	(53)	(187)

Net interest income after provision (credit) for loan losses	16,220	15,664

Non-interest income:
Deposit account service fees	301	342
Gains on securities available for sale, net	307	1,156
Gains (losses) on trading securities, net	119	(214)
Deferred compensation plan income	59	24
Other	550	530

Total non-interest income	1,336	1,838

Non-interest expense:
Salaries and employee benefits	5,572	5,443
Deferred compensation plan expense	125	68
Occupancy and equipment	1,649	1,644
Data processing	404	391
Professional services	380	383
Advertising and marketing	104	79
Deposit insurance	110	122
Other	1,035	972

Total non-interest expense	9,379	9,102

Income before income taxes	8,177	8,400
Income tax expense	2,742	2,906

Net income	$5,435	$5,494

Weighted average common shares outstanding:
Basic	4,377,372	4,413,910
Diluted	4,440,659	4,509,796
Earnings per share (in dollars):
Basic	$1.24	$1.24
Diluted	1.22	1.22

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	5,435	—	—	—	—	5,435
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(3,974)	—	—	(3,974)

Comprehensive income								1,461
Cash dividends paid ($0.78 per share)	—	—	(3,413)	—	—	—	—	(3,413)
Purchase of treasury stock	—	—	—	(4,138)	—	—	—	(4,138)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(14)	14	—
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options	58	1,094	—	—	—	—	—	1,152
Tax benefit on stock options exercised	—	263	—	—	—	—	—	263

Balance at September 30, 2005	$7,794	$56,670	$104,025	$(60,932)	$(2,217)	$(335)	$335	$105,340

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2004 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2003	$7,688	$54,417	$99,038	$(54,177)	$3,961	$(515)	$515	$110,927
Net Income	—	—	5,494	—	—	—	—	5,494
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,702)	—	—	(1,702)

Comprehensive income								3,792
Cash dividends paid ($0.75 per share)	—	—	(3,315)	—	—	—	—	(3,315)
Purchase of treasury stock	—	—	—	(1,473)	—	—	—	(1,473)
Purchase of company stock for deferred compensation plan (Note 8)	—	—	—	—	—	(52)	52	—
Distribution of company stock from deferred compensation plan	—	—	—	—	—	33	(33)	—
Exercise of stock options	37	441	—	—	—	—	—	478
Tax benefit on stock options exercised	—	195	—	—	—	—	—	195

Balance at September 30, 2004	$7,725	$55,053	$101,217	$(55,650)	$2,259	$(534)	$534	$110,604

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$5,435	$5,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	514
Amortization of loan valuation premium	2	4
Loan interest capitalized	(7)	(4)
Increase in accrued interest receivable	(852)	(524)
(Decrease) increase in other liabilities	(179)	47
Decrease in income tax receivable, net	119	283
Amortization of premiums (accretion of discounts) on securities, net	(33)	515
Net trading securities activity	36,329	16,637
Gains on securities available for sale, net	(307)	(1,156)
(Gains) losses on trading securities, net	(119)	214
Decrease in deferred mortgage loan origination fees, net of amortization	(86)	(186)
Deferred income tax expense (benefit)	229	(42)
Decrease (increase) in other assets	584	(81)
Provision (credit) for loan losses	(53)	(187)
Provision (credit) for off-balance sheet credit exposures	—	(10)
Gain on sale of equipment	—	(4)

Net cash provided by operating activities	41,507	21,514

Cash flows from investing activities:
Purchases of term federal funds	(15,000)	—
Net decrease in interest-bearing bank deposits	1,606	1,478
Proceeds from sales of investment securities available-for-sale	24,732	22,154
Proceeds from maturities and redemption of investment securities available-for-sale	86,959	128,499
Purchases of investment securities available-for-sale	(95,468)	(150,269)
Purchases of mortgage-backed securities available-for-sale	(32,662)	(58,884)
Principal repayments of mortgage-backed securities	24,445	28,408
Principal repayments of securities available-for-sale	—	1
Loans originated	(40,009)	(44,325)
Loan principal payments received	45,224	59,892
Proceeds from sales of equipment	—	4
Purchases of premises & equipment	(163)	(167)

Net cash used in investing activities	(336)	(13,209)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(46,868)	(28,975)
Decrease in escrow deposits of borrowers	(65)	(102)
Payments to acquire treasury stock	(4,138)	(1,473)
Purchase of Company stock for deferred compensation plan	(14)	(52)
Increase in deferred compensation obligation	14	52
Proceeds from exercise of stock options, including tax benefit	1,415	673
Cash dividends paid on common stock	(3,413)	(3,315)

Net cash used in financing activities	(53,069)	(33,192)

Net decrease in cash and cash equivalents	(11,898)	(24,887)
Cash and cash equivalents at beginning of period	204,079	222,910

Cash and cash equivalents at end of period	$192,181	$198,023

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$11,059	$9,460
Cash paid during the period for taxes, net of refunds	2,132	2,471

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2005 and December 31, 2004, and its operating results for the three months and nine months ended September 30, 2005 and 2004, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment”. This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock issued to Employees. Under SFAS No. 123(R), the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This was scheduled to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the Securities and Exchange Commission (SEC), in April 2005, announced the adoption of a new rule that delays the compliance dates for the adoption of FASB statement No. 123 (revised 2004) Share-Based Payment (“FAS 123(R)”).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$1,884	$1,811	$5,435	$5,494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(2)	(161)	(170)

Pro forma net income	$1,884	$1,809	$5,274	$5,324

EARNINGS PER SHARE:
Basic – as reported	$0.43	$0.41	$1.24	$1.24
Basic – pro forma	$0.43	$0.41	$1.20	$1.21
Diluted – as reported	$0.43	$0.40	$1.22	$1.22
Diluted – pro forma	$0.43	$0.40	$1.19	$1.18

Weighed average fair value			$8.11	$9.55
Expected life			7.3 yrs	7.3 yrs
Risk-free interest rate			3.97%	3.49%
Expected volatility			21.2%	21.9%
Expected dividend yield			2.80%	2.34%

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Recent Accounting Pronouncements:

(a) In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment which revised SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and related implementation guidance and amends SFAS No. 95, Statement of Cash Flows. It requires that all stock-based compensation now be measured at fair value and recognized as expense in the income statement. This Statement also clarifies and expands guidance on measuring fair value of stock compensation, requires estimation of forfeitures when determining expense, and requires that excess tax benefits be shown as financing cash inflows versus a reduction of taxes paid in the statement of cashflows. Various other changes are also required. This Statement is effective beginning January 1, 2006 for public companies as a result of recent SEC actions. Management expects no significant effect on the Company’s financial statements as a result of the adoption of this Statement.

(4)	Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At September 30, 2005	At December 31, 2004
Federal funds sold (overnight)	$181,737	$193,728
Money market investment funds	—	302
Interest-bearing bank money market accounts	3	220

Total short-term investments	$181,740	$194,250

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6)	Commitments

At September 30, 2005, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $1,676,000 and commitments under existing home equity lines of credit and other loans of approximately $36,253,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At September 30, 2005 this allowance, which is shown separately on the balance sheet, totaled $588,000.

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

Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Denominator for basic earnings per share:
Average common shares outstanding	4,343	4,398	4,377	4,414
Dilutive common stock options	55	85	64	96

Denominator for diluted earnings per share	4,398	4,483	4,441	4,510

Numerator: Net income attributable to common shares	$1,884	$1,811	$5,435	$5,494
Earnings per share:
Basic	$0.43	$0.41	$1.24	$1.24
Diluted	0.43	0.40	1.22	1.22

(8)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At September 30, 2005 the trust held 15,144 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The components of other comprehensive income (loss) and related tax effect for the nine months ended September 30, 2005 and 2004 are as follows:

	For the Nine Months Ended September 30,
(In thousands)	2005	2004
Unrealized holding losses arising during period	$(6,070)	$(1,662)
Less: reclassification adjustment for gains realized in income	307	1,156

Net unrealized losses	(6,377)	(2,818)
Tax (expense) or benefit	2,403	1,116

Other comprehensive loss	$(3,974)	$(1,702)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and nine months ended September 30, 2005 and 2004:

Pension Benefits

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004
Service cost	$114	$107	$344	$322
Interest cost	136	131	409	393
Expected return on plan assets	(151)	(136)	(455)	(409)
Amortization of prior service cost	(3)	(3)	(10)	(10)
Amortization of net (gains) losses	12	2	36	6

Net periodic pension expense	$108	$101	$324	$302

The Bank made its annual contribution to its defined benefit pension plan in the amount of $364 thousand in the first quarter of 2005.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2005

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

Investment Securities Other Than Temporarily Impaired

Management judgment is involved in the evaluation of declines in value (“impairment”) of individual investment securities held by the Company. Declines in value that are deemed other than temporary are recognized in the income statement through write-downs in the recorded value of the affected securities. Management considers many factors in their analysis of other than temporarily impaired securities, including industry analyst reports, sector credit ratings, volatility in market price and other relevant information, such as the financial condition, earnings capacity and near term prospects of the company and the length of time and extent to which the market value has been less than cost.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future regardless of their market value they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first nine months of 2005 or 2004.

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

For the quarter ended September 30, 2005, MASSBANK Corp. reported net income of $1,884,000 or $0.43 in diluted earnings per share compared to net income of $1,811,000 or $0.40 in diluted earnings per share in the third quarter of 2004. This represents an increase of 7.5% over the earnings per share results of the prior year. This is also the Company’s second consecutive quarter of year-over-year earnings per share increases.

The improvement in the third quarter 2005 earnings and operating ratios was mainly due to an increase in net interest income. Net interest income, the Company’s core earnings, totaled $5,468,000 for the third quarter of 2005, up $257,000 or 4.9% from the same quarter in 2004. This is the fourth consecutive quarter that the Company has reported a year-over-year improvement in net interest income. The net interest margin in the recent quarter improved 24 basis points to 2.44% from 2.20% in the third quarter of 2004. This is an increase of 10.9% over the same quarter last year. The Company continues to benefit from rising short-term interest rates. The Federal Reserve Bank Board’s Federal Open Market Committee (FOMC) has raised the target rate for Federal Funds by 25 basis points eight times since the end of September 2004, increasing the rate from 1.75% to 3.75%.

FINANCIAL OVERVIEW (continued)

Earnings results for the third quarter of 2005 included the following that are more fully disclosed below:

•	An improvement in net interest income of $257,000 due primarily to a rise in short-term interest rates.

•	No credit for loan losses as in the third quarter of 2004.

•	Securities gains of $238,000 versus gains of $182,000 in the third quarter of 2004.

•	An increase in non-interest expense of $198,000, attributable primarily to an increase in salaries and employee benefits, and deferred compensation plan expense.

(In thousands) Quarters Ended September 30,	2005	2004	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,179	$3,509	$(330)
Mortgage-backed securities	1,796	1,775	21
Federal funds sold	1,722	615	1,107
Other	2,649	2,537	112

Total interest and dividend income	9,346	8,436	910
Total interest expense	3,878	3,225	(653)

Net interest income	5,468	5,211	257
Provision (credit) for loan losses	—	(74)	(74)
Gains on securities, net	238	182	56
Deferred compensation plan income (loss)	49	(10)	59
Other non-interest income	267	277	(10)
Non-interest expense:
Salaries and employee benefits	1,877	1,778	(99)
Deferred compensation plan expense	71	5	(66)
Other	1,228	1,195	(33)
Income tax expense	962	945	(17)

Net income	$1,884	$1,811	$73
Diluted earnings per share	$0.43	$0.40	$0.03

(In thousands) Quarters Ended September 30,	2005	2004	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$228,626	$241,394	$(12,768)
Mortgage-backed securities	135,396	127,435	7,961
Federal funds sold	199,336	174,191	25,145
Short-term investments	1,345	6,359	(5,014)
Other securities available for sale and trading	332,889	400,772	(67,883)

Total earning assets	$897,592	$950,151	$(52,559)
Total deposits	$809,607	$859,135	$(49,528)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In Thousands)	September 30, 2005	December 31, 2004	Variance
Assets:
Short-term investments	$181,740	$194,250	$(12,510)
Term federal funds sold	15,000	—	15,000
Interest-bearing deposits in banks	1,112	2,718	(1,606)
Securities available-for-sale, at market value	430,027	443,753	(13,726)
Securities held-to-maturity, at amortized cost	4,577	4,877	(300)
Trading securities, at market value	22,803	59,013	(36,210)

Total investments	655,259	704,611	(49,352)
Total loans	231,073	236,198	(5,125)
Allowance for loan losses	(1,253)	(1,307)	54

Net loans	229,820	234,891	(5,071)
Other assets	35,350	36,666	(1,316)

Total assets	$920,429	$976,168	$(55,739)

Liabilities:
Total deposits	$802,597	$849,465	$(46,868)
Escrow deposits of borrowers	1,009	1,074	(65)
Other liabilities	11,483	15,614	(4,131)

Total liabilities	815,089	866,153	(51,064)
Total stockholders’ equity	105,340	110,015	(4,675)

Total liabilities and stockholders’ equity	$920,429	$976,168	$(55,739)

Financial Condition

The Company’s total assets were $920.4 million at September 30, 2005, compared to $976.2 million at December 31, 2004 reflecting a decrease of $55.7 million. This includes a decrease of $49.4 million in total investments and a decrease of $5.1 million in total loans. Deposits, the primary funding source for the Company’s assets, decreased $46.9 million during the first nine months of 2005.

Investments

At September 30, 2005 the Company’s total investments were $655.3 million representing 71.2% of total assets compared to $704.6 million representing 72.2% of total assets at December 31, 2004. Total investments have decreased $49.4 million from year-end 2004 due primarily to a decrease in trading and available-for-sale securities. The securities portfolios were reduced primarily to fund the outflow of Bank deposits.

The Bank continues to maintain approximately 20% of its assets in short-term investments, primarily federal funds sold, during this period of rising short-term interest rates. Further increases in the target rate for federal funds will likely have a positive affect on the Bank’s future net interest income and net interest margin.

Loans

The loan portfolio, net of allowance for loan losses, decreased $5.1 million or 2.2% in the first nine months of 2005. At September 30, 2005 the loan portfolio, net of allowance for loan losses, totaled $229.8 million representing 25.0% of total assets compared to $234.9 million representing 24.1% of total assets at December 31, 2004. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations increased $6.6 million or over 60% to $17.5 million in the third quarter of 2005 compared to $10.9 million in the same quarter of 2004. For the first nine months of 2005, new loan originations totaled $40.0 million compared to $44.3 million in the first nine months of last year.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $220.7 million at September 30, 2005, representing 95.5% of the total loan portfolio. See page 40 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2005 and December 31, 2004.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $267,000 at September 30, 2005 as compared to $74,000 at December 31, 2004 and $182,000 as of September 30, 2004. This represents 0.12% of total loans at September 30, 2005. The Bank had no impaired loans or real estate acquired through foreclosure at September 30, 2005.

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

Deposits at September 30, 2005 totaled $802.6 million, reflecting a decrease of $46.9 million or 5.5% from $849.5 million at December 31, 2004. In the first nine months of 2005 we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at September 30, 2005 and December 31, 2004, see page 43 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $4.7 million to $105.3 million at September 30, 2005 representing a book value of $24.38 per share. This compares to $110.0 million representing a book value of $25.11 per share at December 31, 2004.

The decrease in stockholders’ equity was essentially the result of the following: a decrease in accumulated other comprehensive income of $4.0 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $3.4 million; and the Company’s repurchase of treasury stock in the amount of $4.1 million during the first nine months of 2005. This was partially offset by the Company’s net income for the first nine months of 2005 of $5.4 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $1.4 million.

Comparison of Operating Results for the Three Months ended September 30, 2005 and 2004.

Net interest income

Net interest income totaled $5,468,000 in the third quarter of 2005, up $257,000 or 4.9% from the same quarter in 2004. This is the fourth consecutive quarter that the Company has reported a year-over-year improvement in net interest income. The improvement is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended September 30, 2005 improved 24 basis points to 2.44% from 2.20% reported in the third quarter of last year. Average earning assets for the quarter ended September 30, 2005 decreased $52.6 million to $897.6 million, from $950.2 million in the same quarter of 2004.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2005 increased $909,000 or 10.8% to $9,362,000 from $8,453,000 for the three months ended September 30, 2004. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $52.6 million in average earning assets. As reflected in the table on page 25 of this report, the yield on the Company’s average earning assets in the third quarter of 2005 was 4.17%, as compared to 3.55% in the same quarter of 2004. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates.

Interest Expense

Total interest expense for the three months ended September 30, 2005 increased $653,000, or 20.2% to $3,878,000 from $3,225,000 for the three months ended September 30, 2004. The increase in interest expense is due primarily to the higher interest rate environment in 2005 and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.49% in the third quarter of 2004 to 1.90% in the third quarter of 2005. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 26, decreased approximately $49.5 million or 5.8% to $809.6 million, from $859.1 million in the same quarter of the prior year.

AVERAGE BALANCE SHEETS

	Three Months Ended September 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$199,336	$1,722	3.43%	$174,191	$615	1.40%
Short-term investments (4)	1,345	12	3.51	6,359	37	2.33
Securities available-for-sale:
Other securities (2)	304,074	2,466	3.24	327,505	2,216	2.70
Mortgage-backed securities (2)	130,809	1,737	5.31	122,531	1,712	5.59
Mortgage-backed securities held-to-maturity	4,587	59	5.08	4,904	63	5.12
Trading securities	28,815	187	2.57	73,267	301	1.63
Mortgage loans (3)	218,316	2,998	5.49	230,932	3,342	5.79
Other loans (3)	10,310	181	6.96	10,462	167	6.35

Total earning assets	897,592	$9,362	4.17%	950,151	$8,453	3.55%
Allowance for loan losses	(1,253)			(1,437)

Total earning assets less allowance for loan losses	896,339			948,714
Other assets	23,946			24,911

Total assets	$920,285			$973,625

(1)	Dividend income on equity securities is included on a tax equivalent basis.

(2)	Average balances include net unrealized gains (losses) on securities available-for-sale.

(3)	Loans on non-accrual status are included in the average balance.

(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS – (continued)

	Three Months Ended September 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$86,239	$45	0.21%	$84,996	$40	0.19%
Savings	484,754	1,967	1.61	579,831	2,127	1.46
Time certificates of deposit	238,614	1,866	3.10	194,308	1,058	2.17

Total deposits	809,607	3,878	1.90	859,135	3,225	1.49
Other liabilities	4,003			5,842

Total liabilities	813,610			864,977
Stockholders’ equity	106,675			108,648

Total liabilities and stockholders’ equity	$920,285			$973,625

Net interest income (tax-equivalent basis)		5,484			5,228
Less adjustment for tax-exempt interest income		16			17

Net interest income		$5,468			$5,211

Interest rate spread (5)			2.27%			2.06%

Net interest margin (6)			2.44%			2.20%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank, in the third quarter of 2005, recorded a zero provision for loan losses as compared to a negative provision for loan losses of $74,000 in the same quarter of last year. The Bank’s loan portfolio in the recent quarter increased by $1.1 million to $231.1 million. In the first nine months of 2005 the loan portfolio decreased $5.1 million or 2.2% from $236.2 million at December 31, 2004 to $231.1 million at September 30, 2005.

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

At September 30, 2005, the allowance for loan losses was $1.3 million representing 0.54% of total loans and 469% of non-accrual loans. This compares to $1.3 million representing 0.55% of total loans and 1,766% of non-accrual loans at December 31, 2004. Non-accrual loans totaled $267,000 at September 30, 2005. This compares to $74,000 at December 31, 2004 and $182,000 a year earlier. Management believes that the allowance for loan losses as of September 30, 2005 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $588,000 at September 30, 2005 and December 31, 2004. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $105,000 to $554,000 in the recent quarter, from $449,000 in the comparable quarter of the prior year.

In the third quarter 2005, the Company recorded net gains on securities of $238,000 compared to net securities gains of $182,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $177,000 and net gains on trading securities of $61,000. This compares to net gains on securities available for sale of $113,000 and net gains on trading securities of $69,000 in the third quarter of 2004. The Company’s equity securities portfolio had net unrealized gains of $508,000 as of September 30, 2005; and the Company’s debt securities portfolio had net unrealized losses of $3,949,000 as of the end of the recent quarter. See page 36 of this report for more detail concerning the Company’s investment securities.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded $49,000 in income and market value appreciation on plan assets, compared to a net loss of $10,000 in the third quarter of 2004. This improvement is offset by a corresponding increase in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $100,000 and $167,000, respectively, for the third quarter of 2005. This compares to $109,000 and $168,000, respectively, in the third quarter of 2004. The combined total of these two items decreased $10,000 from the same quarter of the prior year.

Non-Interest Expense

Non-interest expense increased $198,000 or 6.6% to $3,176,000 for the three months ended September 30, 2005 compared to the same period in 2004.

Salaries and employee benefits, the largest component of non-interest expense increased $99,000 or 5.6% to $1,877,000 in the recent quarter, from $1,778,000 in the comparable quarter of 2004. The increase is primarily attributable to an increase in employee salary expense of $69,000 and a net increase in the cost of various employee benefits of $30,000.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers increased $66,000 to $71,000 in the recent quarter compared to the same quarter last year. This increase is essentially offset by a corresponding increase in deferred compensation plan income reported in non-interest income.

Professional services expenses decreased $28,000 compared to the same quarter of the prior year due mainly to a decrease in the amount of audit fees accrued for the Company’s independent registered public accountants.

All other non-interest expenses combined increased $61,000 or 5.8% to $1,113,000 for the three months ended September 30, 2005 from $1,052,000 for the three months ended September 30, 2004.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $962,000 in the third quarter of 2005, an increase of $17,000 when compared to the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes partially offset by a decrease in effective income tax rate. The Company’s income before income taxes was $2,846,000 in the recent quarter compared to $2,756,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2005 and 2004 was 33.8% and 34.3%, respectively.

Comparison of Operating Results for the Nine Months ended September 30, 2005 and 2004

FINANCIAL OVERVIEW

For the nine months ended September 30, 2005, the Company reported net income of $5,435,000, or $1.22 in diluted earnings per share ($1.24 in basic earnings per share) compared to net income of $5,494,000 or $1.22 in diluted earnings per share ($1.24 in basic earnings per share) for the first nine months of 2004. Return on average assets and return on average equity were 0.77% and 6.72%, respectively, in the first nine months of 2005 compared to 0.75% and 6.66%, respectively, in the same period of 2004.

Earnings results for the first nine months of 2005 included the following that are more fully disclosed below:

•	An improvement in net interest income of $690,000 due primarily to a rise in short-term interest rates.

•	Negative provision for loan losses in the amount of $53,000, which was $134,000 less than the credit of $187,000 recorded in the first nine months of last year.

•	Net securities gains of $426,000 versus gains of $942,000 in the first nine months of 2004.

•	An increase in non-interest expense of $277,000 or 3.0% over the same period of the prior year

(In thousands) Nine Months Ended September 30,	2005	2004	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$9,655	$10,871	$(1,216)
Mortgage-backed securities	5,392	4,800	592
Federal funds sold	4,310	1,540	2,770
Other	7,823	7,691	132

Total interest and dividend income	27,180	24,902	2,278
Total interest expense	11,013	9,425	(1,588)

Net interest income	16,167	15,477	690
Provision (credit) for loan losses	(53)	(187)	(134)
Gains on securities, net	426	942	(516)
Deferred compensation plan income	59	24	35
Other non-interest income	851	872	(21)
Non-interest expense:
Salaries and employee benefits	5,572	5,443	(129)
Deferred compensation plan expense	125	68	(57)
Other	3,682	3,591	(91)
Income tax expense	2,742	2,906	164

Net income	$5,435	$5,494	$(59)
Diluted earnings per share	$1.22	$1.22	—

(In thousands) Nine Months Ended September 30,	2005	2004	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$230,774	$245,614	$(14,840)
Mortgage-backed securities	134,255	111,276	22,979
Federal funds sold	196,101	186,859	9,242
Short-term investments	1,897	19,780	(17,883)
Other securities available for sale and trading	352,142	396,171	(44,029)

Total earning assets	$915,169	$959,700	$(44,531)
Total deposits	$825,946	$866,418	$(40,472)

AVERAGE BALANCE SHEETS

	Nine Months Ended September 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$196,101	$4,310	2.94%	$186,859	$1,540	1.10%
Short-term investments (4)	1,897	45	3.19	19,780	209	1.41
Securities available-for-sale:
Other securities (2)	314,980	7,201	3.05	322,397	6,634	2.74
Mortgage-backed securities (2)	129,547	5,211	5.36	108,372	4,689	5.77
Mortgage-backed securities held-to-maturity	4,708	181	5.12	2,904	111	5.09
Trading securities	37,162	620	2.22	73,774	895	1.62
Mortgage loans (3)	220,690	9,148	5.53	234,854	10,369	5.89
Other loans (3)	10,084	507	6.72	10,760	502	6.22

Total earning assets	915,169	$27,223	3.97%	959,700	$24,949	3.47%
Allowance for loan losses	(1,271)			(1,493)

Total earning assets less allowance for loan losses	913,898			958,207
Other assets	25,145			25,031

Total assets	$939,043			$983,238

(1)	Dividend income on equity securities is included on a tax equivalent basis.

(2)	Average balances include net unrealized gains (losses) on securities available-for-sale.

(3)	Loans on non-accrual status are included in the average balance.

(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS – (continued)

	Nine Months Ended September 30,
	2005			2004
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$85,808	$137	0.21%	$84,353	$128	0.20%
Savings	515,216	6,022	1.56	591,534	6,472	1.46
Time certificates of deposit	224,922	4,854	2.89	190,531	2,825	1.98

Total deposits	825,946	11,013	1.78	866,418	9,425	1.45
Other liabilities	5,240			6,816

Total liabilities	831,186			873,234
Stockholders’ equity	107,857			110,004

Total liabilities and stockholders’ equity	$939,043			$983,238

Net interest income (tax-equivalent basis)		16,210			15,524
Less adjustment for tax-exempt interest income		43			47

Net interest income		$16,167			$15,477

Interest rate spread (5)			2.19%			2.02%

Net interest margin (6)			2.36%			2.16%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the company’s deposits.

(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Net Interest Income

Net interest income totaled $16,167,000 for the nine months ended September 30, 2005, up $690,000 from the same period in 2004. The improvement in net interest income is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the nine months ended September 30, 2005 improved 20 basis points to 2.36% from 2.16% reported in the first nine months of last year. Average earning assets for the nine months ended September 30, 2005 decreased $44.5 million to $915.2 million, from $959.7 million in the same period of 2004.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the nine months ended September 30, 2005 increased $2,274,000 or 9.1% to $27,223,000 from $24,949,000 for the nine months ended September 30, 2004. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $44.5 million in average earning assets. As reflected in the table on page 31 of this report, the yield on the Company’s average earning assets in the first nine months of 2005 was 3.97%, as compared to 3.47% in the same period of 2004. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates.

Interest Expense

Total interest expense for the nine months ended September 30, 2005 increased $1,588,000, or 16.8% to $11,013,000 from $9,425,000 for the nine months ended September 30, 2004. The increase in interest expense is due primarily to the higher interest rate environment in 2005 and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.45% in the first nine months of 2004 to 1.78% in the first nine months of 2005. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first nine months of 2005, as shown in the table on page 32, decreased $40.5 million or 4.7% to $825.9 million, from $866.4 million in the same period of the prior year.

Provision (Credit) for Loan Losses

In the first nine months of 2005, the Bank recorded a negative provision for loan losses of $53,000, which was $134,000 less than the negative provision of $187,000 recorded in the first nine months of 2004. The negative provisions are due to reductions in the size of the Bank’s loan portfolio and a low level of problem loans.

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

At September 30, 2005, the allowance for loan losses was $1.3 million representing 0.54% of total loans and 469% of non-accrual loans. This compares to $1.3 million representing 0.55% of total loans and 1,766% of non-accrual loans at December 31, 2004. Non-accrual loans totaled $267,000 at September 30, 2005. This compares to $74,000 at December 31, 2004 and $182,000 a year earlier. Management believes that the allowance for loan losses as of September 30, 2005 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $588,000 at September 30, 2005 and December 31, 2004. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $502,000 to $1,336,000 in the nine months ended September 30, 2005, from $1,838,000 in the comparable period of the prior year.

In the first nine months of 2005, the Company recorded net gains on securities of $426,000 compared to net securities gains of $942,000 in the same period last year. Net securities gains in the first nine months of 2005 consisted of net gains on securities available for sale of $307,000 and net gains on trading securities of $119,000. This compares to net gains on securities available for sale of $1,156,000 and net losses on trading securities of $214,000 in the first nine months of 2004.

The Bank has a supplemental retirement plan for certain executive officers. The Bank recorded $59,000 in income and market value appreciation on plan assets for the first nine months of 2005 compared to $24,000 in the same period last year. This improvement is offset by an increase in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $301,000 and $550,000, respectively, for the nine months ended September 30, 2005. This compares to $342,000 and $530,000, respectively, in the nine months ended September 30, 2004. Deposit account service fees have continued to decline due to a decrease in the number of deposit accounts subject to these types of charges.

Non-Interest Expense

Non-interest expense increased $277,000 or 3.0% to $9,379,000 for the nine months ended September 30, 2005 compared to the same period in 2004.

Salaries and employee benefits, the largest component of non-interest expense increased $129,000 or 2.4% to $5,572,000 for the first nine months of 2005 from $5,443,000 for the first nine months of 2004. The increase in salaries and employee benefits is primarily the result of broad based salary increases of $104,000 and an increase in health and other benefit costs for employees of $25,000.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers increased $57,000 to $125,000 for the first nine months of 2005 from $68,000 for the same period in 2004. This increase is partially offset by the increase in deferred compensation plan income reported in non-interest income.

All other non-interest expenses combined increased $91,000 or 2.5% to $3,682,000 for the nine months ended September 30, 2005 from $3,591,000 for the nine months ended September 30, 2004.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $2,742,000 in the first nine months of 2005, a decrease of $164,000 when compared to the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $8,177,000 in the first nine months of 2005 compared to $8,400,000 for the same period a year ago. The effective income tax rate for the nine months ended September 30, 2005 and 2004 was 33.5% and 34.6%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at September 30, 2005 with gross unrealized gains and losses follows:

(In thousands) At September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held-to-maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,577	$—	$(52)	$4,525

Total securities held-to-maturity	4,577	—	$(52)	$4,525

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	83,104	5	(930)	82,179
U.S. Government agency obligations	216,023	8	(3,926)	212,105

Total	299,127	13	(4,856)	294,284

Mortgage-backed securities:
Government National Mortgage Association	3,762	123	—	3,885
Federal Home Loan Mortgage Corporation	120,171	1,354	(563)	120,962
Federal National Mortgage Association	3,328	2	(22)	3,308
Collateralized mortgage obligations	107	—	—	107

Total mortgage-backed securities	127,368	1,479	(585)	128,262

Total debt securities available for sale	426,495	1,492	(5,441)	422,546

Equity securities	6,973	694	(186)	7,481

Total securities available-for-sale	433,468	$2,186	$(5,627)	$430,027

Net unrealized losses on securities available-for-sale	(3,441)

Total securities available for sale, net	430,027

Total investment securities, net	$434,604

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At September 30, 2005	Market Value
U.S. Treasury obligations	$20,803
Marketable equity securities	1,996
Investments in mutual funds	4

Total trading securities	$22,803

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2004 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$4,877	$6	$—	$4,883

Total	4,877	6	—	4,883

Securities available-for-sale:
Debt securities:
U.S. Treasury obligations	125,491	126	(520)	125,097
U.S. Government agency obligations	190,032	81	(1,594)	188,519

Total	315,523	207	(2,114)	313,616

Mortgage-backed securities:
Government National Mortgage Association	5,622	297	—	5,919
Federal Home Loan Mortgage Corporation	112,929	3,694	(66)	116,557
Federal National Mortgage Association	94	4	—	98
Collateralized mortgage obligations	133	2	—	135

Total mortgage-backed securities	118,778	3,997	(66)	122,709

Total debt securities available for sale	434,301	4,204	(2,180)	436,325

Equity securities	6,534	933	(39)	7,428

Total securities available-for-sale	440,835	$5,137	$(2,219)	$443,753

Net unrealized gains on securities available-for-sale	2,918

Total securities available for sale, net	443,753

Total investment securities, net	$448,630

TRADING SECURITIES

The market value of trading securities is as follows:

(In Thousands) At December 31, 2004	Market Value
U.S. Treasury obligations	$57,878
Marketable equity securities	1,131
Investments in mutual funds	4

Total trading securities	$59,013

Investments (continued)

The amortized cost and market value of debt securities available-for-sale by contractual maturity at September 30, 2005 and December 31, 2004 are shown in the following tables. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

	September 30, 2005
	Available-for-Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$88,803	$88,220
After 1 year but within 5 years	191,310	187,257
After 5 years but within 10 years	17,976	17,781
After 10 years but within 15 years	1,038	1,026

U.S. Treasury and Government agency obligations (a)	299,127	294,284
Mortgage-backed securities	127,368	128,262

Total	$426,495	$422,546

	December 31, 2004
	Available-for-Sale
	Amortized Cost	Market Value
	(In thousands)
Maturing:
Within 1 year	$87,905	$87,748
After 1 year but within 5 years	201,620	199,913
After 5 years but within 10 years	25,958	25,915
After 10 years but within 15 years	40	40

U.S. Treasury and Government agency obligations (b)	315,523	313,616
Mortgage-backed securities	118,778	122,709

Total	$434,301	$436,325

(a)	At September 30, 2005 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $173.0 million and a market value of $169.8 million.

(b)	At December 31, 2004 the Company’s debt securities available-for-sale portfolio included U.S. Government agency obligations that can be called prior to maturity with an amortized cost of $160.0 million and a market value of $158.8 million.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities as of September 30, 2005 and December 31, 2004.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2005
Debt Securities:
U.S. Treasury obligations	$64,241	$(633)	$12,940	$(297)	$77,181	$(930)
U.S. Government agency obligations	128,041	(1,944)	82,018	(1,982)	210,059	(3,926)
Mortgaged-backed securities	59,891	(524)	3,123	(113)	63,014	(637)

Total debt securities	252,173	(3,101)	98,081	(2,392)	350,254	(5,493)
Equity securities	2,428	(186)	—	—	2,428	(186)

Total temporarily impaired investment securities at:
September 30, 2005	$254,601	$(3,287)	$98,081	$(2,392)	$352,682	$(5,679)

December 31, 2004	$206,136	$(1,777)	$21,557	$(442)	$227,693	$(2,219)

The gross unrealized losses on temporarily impaired investment securities at September 30, 2005 represents 1.3% of the total amortized cost of total investment securities. These unrealized losses were primarily attributable to an increase in interest rates. The Company has the ability to hold the securities for the time necessary to recover amortized cost.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At September 30, 2005	At December 31, 2004
Mortgage loans:
Residential	$217,519	$224,587
Commercial	2,319	1,623
Construction	897	84

	220,735	226,294
Premium on loans	3	5
Deferred mortgage loan origination fees, net	(16)	(102)

Total mortgage loans	220,722	226,197
Other loans:
Consumer:
Installment	244	327
Guaranteed education	1,302	1,616
Other secured	677	504
Home equity lines of credit	7,880	7,284
Unsecured	158	161

Total consumer loans	10,261	9,892
Commercial	90	109

Total other loans	10,351	10,001

Total loans	$231,073	$236,198

The Bank’s loan portfolio decreased $5.1 million during the first nine months of 2005, from $236.2 million at December 31, 2004 to $231.1 million at September 30, 2005. Mortgage loans decreased $5.5 million and consumer loans increased $0.4 million.

The Bank originated $17.5 million in loans during the recent quarter, up $6.6 million or over 60% from the $10.9 million originated in the same quarter last year. For the first nine months of 2005, loan originations totaled $40.0 million compared to $44.3 million in the first nine months of 2004.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at September 30, 2005 and 2004, and December 31, 2004:

(In thousands)	At September 30, 2005	At December 31, 2004	At September 30, 2004
Non-Performing Assets:
Non-accrual loans	$267	$74	$182
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$267	$74	$182

Allowance for loan losses	$1,253	$1,307	$1,363
Allowance as a percent of non-accrual loans	469.3%	1,766.2%	748.9%
Allowance as a percent of total loans	0.54%	0.55%	0.57%
Non-accrual loans as a percent of total loans	0.12%	0.03%	0.08%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets increased from December 31, 2004 to September 30, 2005 as noted in the table above. The principal balance of non-accrual loans was $267,000, or approximately 0.12% of total loans at September 30, 2005.

The Bank did not have any impaired loans as of September 30, 2005.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Balance at December 31, 2004 and 2003	$1,307	$1,554
Provision (credit) for loan losses	(53)	(187)
Recoveries of loans previously charged-off	—	—
Charge-offs	(1)	(4)

Balance at September 30,	$1,253	$1,363

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

At September 30, 2005 the balance of the allowance for loan losses was $1,253,000 representing 469.3% of non-accrual loans and 0.54% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for probable losses on its outstanding loan commitments that totaled $588,000 and $616,000 at September 30, 2005 and 2004, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $46.9 million to $802.6 million at September 30, 2005 from $849.5 million at December 31, 2004.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Demand and NOW	$87,810	$87,653
Savings and money market accounts	471,054	561,313
Time certificates of deposit	243,733	200,499

Total deposits	$802,597	$849,465

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $7.5 million at September 30, 2005. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $422.5 million and $22.8 million, respectively, at September 30, 2005. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2005 the Bank had $181.7 million or 19.7% of total assets and $315.1 million or 34.2% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2005, the Bank had a leverage Tier I capital to average assets ratio of 11.22%, a Tier I capital to risk-weighted assets ratio of 38.13% and a total capital to risk-weighted assets ratio of 38.89%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 11.60%, Tier I capital to risk-weighted assets of 39.41% and total capital to risk-weighted assets of 40.18% at September 30, 2005.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2005, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
June 30, 2005	—	—	—	63,817	(1)
August 1 – August 31, 2005	49,000	$34.30	49,000	14,817
September 1 – September 30, 2005	6,500	$33.60	6,500	8,317

	55,500	$34.22	55,500

(1)	On January 22, 2004, the Registrant announced that its Board of Directors had authorized management to repurchase up to 100,000 shares of its common stock in the open market or through private transactions during the next twelve months. On January 19, 2005 the Registrant announced that its Board of Directors had extended, for another year, the stock repurchase program which it authorized in January 2004. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 126,177. During the first and second quarter 2005, the Company repurchased 62,360 shares further reducing the total shares available for repurchase to 63,817 at June 30, 2005.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

b.	Reports on Form 8-K

On July 22, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.02 and 9.01, announcing the Company’s second quarter 2005 earnings results.

On August 11, 2005, the Company filed a current report on Form 8-K, furnishing under Item 9.01 the following exhibits:

10.5.1	Amended and Restated Deferred Compensation Plan for Directors of MASSBANK Corp. (the “Company”) and MASSBANK (the “Bank”) dated August 10, 2005.

10.6.1	Amended and Restated Terms and Conditions of Deferred Compensation Program for employees of MASSBANK (the “Bank”) dated August 10, 2005.

On October 20, 2005, the Company filed a current report on Form 8-K, reporting under Item 4.02 and 9.01, announcing the Company’s third quarter 2005 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries (Registrant)

Date: November 7, 2005	/S/ GERARD H. BRANDI
(Signature) Gerard H. Brandi President and CEO

Date: November 7, 2005	/S/ REGINALD E. CORMIER
(Signature) Reginald E. Cormier Sr. V.P., Treasurer and CFO