Form 10-K
period 2005-12-31
MASSBANK CORP
filed 2006-03-13
CIK 799166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number: 000-15137
MASSBANK Corp.
(Exact name of registrant as specified in its charter)

Delaware	04-2930382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 Haven Street Reading, Massachusetts	01867
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 662-1000
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, par value $1.00 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☑No
As of February 28, 2006, there were 4,338,629 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of MASSBANK Corp.’s 2005 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
     The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2005, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market, was $137,080,689. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

MASSBANK Corp.
Form 10-K
For the Year Ended December 31, 2005

Forward-Looking Statement Disclosure.
     MASSBANK Corp. may from time to time make written or oral forward-looking statements, including statements contained in this annual report, in the Company’s filings with the Securities and Exchange Commission, in its reports to stockholders and in other MASSBANK Corp. communications. These statements relate to future, not past, events.
     These forward-looking statements include, among others, statements with respect to MASSBANK Corp.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond MASSBANK Corp.’s control).
     The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, a decrease in loan originations and a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (8) adverse impacts resulting from the continuing war on terrorism; (9) a significant increase in employee benefit costs; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation, and (12) MASSBANK Corp.’s success at managing the risks involved in the foregoing.
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
     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest- bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2005 are represented by its investment in the Bank of $101.1 million, interest- bearing bank deposits of $3.9 million and other assets of $0.3 million. See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2005, MASSBANK Corp. on a consolidated basis had total assets of $898.7 million, deposits of $784.7 million, and stockholders’ equity of $105.3 million which represents 11.71% of total assets. Book value per share at December 31, 2005 stood at $24.32, compared to $25.11 at year-end 2004.
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

Employees
     MASSBANK Corp. does not employ any persons other than its management which also serves as management of, and is paid by, the Bank. See “Item 10 – Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and paid the Bank $13,000 in 2005 for the support.
Dividends
     MASSBANK Corp. paid total cash dividends of $1.05 per share in 2005 compared to $1.00 per share in 2004. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2005 and 2004 were 63% and 60%, respectively.

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
     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities (including callable agency securities), mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank’s earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments (interest-earning assets) and the interest paid by the Bank on its deposits (interest-bearing liabilities). Net interest income is significantly affected by loan and investment activity and volumes, including prepayment activity on loans and mortgage-backed securities and calls of callable government agency securities. Net interest income is also affected by general economic conditions, particularly changes in interest rates, competition, government legislation and policies affecting fiscal affairs, monetary policies of the Federal Reserve System, and the actions of the bank regulatory authorities. Earnings results are also affected by the Company’s provisions (credit) for loan losses and changes in non-interest income, such as fee-based revenues and securities gains or losses; non-interest expense and income taxes.
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
Lending Activities
     The Bank’s net loan portfolio totaled $224.5 million at December 31, 2005.
The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

(In thousands) At December 31,	2005	2004	2003	2002	2001

Mortgage loans:
Residential:
Conventional	$212,684	$224,542	$240,443	$300,528	$293,764
FHA and VA	27	45	84	133	259
Commercial	2,335	1,623	1,601	2,348	2,641
Construction	845	84	81	654	993

Total mortgage loans	215,891	226,294	242,209	303,663	297,657
Premium on loans	2	5	10	20	51
Deferred mortgage loan origination costs (fees)	11	(102)	(333)	(895)	(1,239)

Mortgage loans, net	215,904	226,197	241,886	302,788	296,469

Other loans:
Consumer:
Installment	245	327	415	798	1,178
Guaranteed education	1,094	1,616	2,333	3,293	4,937
Other secured	499	504	518	515	873
Home equity lines of credit	7,722	7,284	7,549	11,102	12,271
Unsecured lines of credit	148	161	166	187	201

Total consumer loans	9,708	9,892	10,981	15,895	19,460
Commercial	118	109	139	116	15,088

Total other loans	9,826	10,001	11,120	16,011	34,548

Total loans	225,730	236,198	253,006	318,799	331,017
Allowance for loan losses (1)	(1,253)	(1,307)	(1,554)	(2,271)	(2,494)

Net loans	$224,477	$234,891	$251,452	$316,528	$328,523

(1)	The allowance for loan losses for 2002 and 2001 has been restated to reflect the reclassification of the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) and to facilitate comparison with the current fiscal year.

     The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2005:

		Maturity/Scheduled Payments (1)
	Within	One to	Five to	After
(In thousands)	one year	five years	ten years	ten years	Total

Mortgage loans:
Residential	$1,052	$8,769	$62,818	$140,273	$212,912
Commercial & construction	569	62	705	1,656	2,992

Total mortgage loans	1,621	8,831	63,523	141,929	215,904
Other loans	1,051	3,695	4,768	312	9,826

Total loans	$2,672	$12,526	$68,291	$142,241	$225,730

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.
       The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year
	Fixed	Adjustable
(In thousands)	Rate	Rate	Total

Mortgage loans:
Residential	$188,765	$23,095	$211,860
Commercial & construction	316	2,107	2,423

Total mortgage loans	189,081	25,201	214,283
Other loans	1,234	7,541	8,775

Total loans	$190,315	$32,743	$223,058

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has attempted to keep its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. In 2005, however, the Bank’s mortgage loan portfolio decreased $10.3 million or 4.6%. At December 31, 2005 the mortgage loan portfolio totaled $215.9 million compared to $226.2 million at December 31, 2004. The decrease in loans is principally due to loan principal payments, paydowns and payoffs combined with a decline in loan origination activity. Loan originations totaled $48.9 million in 2005, down 19.0% from $60.3 million in 2004. There is a tremendous amount of competition for mortgages in the Bank’s area. Consequently, our loan portfolio has declined in each of the past 4 years. In the meantime, mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

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
     Substantially all of the real estate loans originated by the Bank during 2005 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.
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
     At December 31, 2005, 1-4 family residential mortgage loans totaled $212.7 million, or 94.2% of the total loan portfolio, compared to $224.5 million, or 95.0% of the total loan portfolio, at December 31, 2004. Residential mortgage and construction loan originations decreased to $42.0 million in 2005, from $53.7 million in 2004. Much of this volume was due to mortgage refinancing. Loan origination volumes are sensitive to interest rates and are affected by the interest rate environment. The higher interest rate environment in 2005 created less demand for mortgage refinancings. This resulted in lower loan originations. In 2005, normal principal amortization and mortgage prepayments exceeded the bank’s volume of newly originated mortgages.
     The Bank also originates construction loans and mortgage loans secured by commercial or investment property. The commercial and multifamily real estate mortgages and construction loans totaled approximately $3.0 million, or 1.3% of the total loan portfolio at December 31, 2005. In 2005 construction and commercial mortgage loan originations amounted to $1.4 million and $0.9 million, respectively. This compares to $0.6 million in construction loans and no commercial mortgage originations in 2004.

Mortgage Lending (continued)
     The total amount of first mortgage loans held by the Bank at December 31, 2005 was $215.9 million as indicated in the maturity distribution table appearing on page nine. Of this amount, $25.2 million was subject to interest rate adjustments. The remaining $190.7 million represents fixed rate mortgage loans, which constitute 84.5% of the Company’s total loans.
     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.
     The Bank also receives fees relating to existing loans, primarily late charges and prepayment penalties.
     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $9.7 million at December 31, 2005 representing 4.3% of the Bank’s total loan portfolio. Of this amount, $1.1 million or 0.5% of the total loan portfolio are education loans guaranteed by the American Student Assistance Services Corporation.
     The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $8.6 million at December 31, 2005, representing 3.8% of the Bank’s total loan portfolio.
     At December 31, 2005, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate.
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
     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2005, the Bank had issued commitments on residential first mortgage loans totaling $1,257,000, and had commitments to advance funds on construction loans and unused credit lines, including unused portions of home equity lines of credit, of $530,000 and $31,413,000, respectively. In addition, the Bank had commitments to provide $2,400,000, which represents its participating share of the funding for an affordable housing project in Lowell, Massachusetts, $45,000 in commitments to advance funds for business development in downtown Lowell and unused commercial loan credit lines of $6,000.
     Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $257,000 at December 31, 2005, up from $74,000 at year-end 2004.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains or losses upon disposition are reflected in earnings as realized. At year-end 2005, MASSBANK had no real estate acquired through foreclosure.
Non-Performing Assets
     The following table shows the composition of non-performing assets at the dates shown:

(In thousands) At December 31,	2005	2004	2003	2002	2001

Nonaccrual loans:
Mortgage loans:
Residential:
Conventional	$176	$41	$152	$269	$477
FHA and VA	—	—	—	2	4
Consumer	81	33	78	149	163

Total nonaccrual loans	257	74	230	420	644

Total non-performing assets	$257	$74	$230	$420	$644

Percent of non-performing loans to total loans	0.11%	0.03%	0.09%	0.13%	0.19%
Percent of non-performing assets to total assets	0.03%	0.01%	0.02%	0.04%	0.07%
     The reduction in interest income associated with nonaccrual loans is as follows:

(In thousands) Years Ended December 31,	2005	2004	2003	2002	2001

Interest income that would have been recorded under original terms	$16	$4	$17	$31	$60
Interest income actually recorded	9	1	20	27	37

Reduction (increase) in interest income	$7	$3	$(3)	$4	$23

Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures
     The Company maintains an allowance for possible losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased (decreased) by provisions (credits) charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In 2005, the Bank recorded a negative provision for loan losses of $53 thousand due primarily to a decrease in the size of the Bank’s loan portfolio. This compares to a negative provision for loan loses of $242 thousand in 2004
     The Company also maintains an allowance for possible losses on its outstanding loan commitments. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.
     The allowance for loan losses on off-balance sheet credit exposures totaled $517 thousand and $588 thousand, respectively, at December 31, 2005 and 2004. In 2005, the Company recorded a negative provision for off-balance sheet credit exposures of $70 thousand compared to a credit provision of $39 thousand in 2004. The credit or provision is included in other non-interest expense.
     The following table sets forth the activity in the allowance for loan losses during the years indicated:

(In thousands) Years ended December 31,	2005	2004	2003	2002	2001

Balance at beginning of year	$1,307	$1,554	$2,271	$2,494	$2,594
Provision (credit) for loan losses	(53)	(242)	(502)	—	40
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	—	(226)	(235)	(149)
Charge-offs: Consumer loans	(1)	(5)	(4)	(4)	(22)
Recoveries:
Residential real estate	—	—	—	6	25
Commercial real estate	—	—	—	—	5
Consumer loans	—	—	15	10	1

Net recoveries (charge-offs)	(1)	(5)	11	12	9

Balance at end of year	$1,253	$1,307	$1,554	$2,271	$2,494

Allowance for loan losses as a percent of total loans outstanding at year-end	0.56%	0.55%	0.61%	0.83%	0.80%
Allowance for loan losses as a percent of nonaccrual loans	487.5%	1766.2%	675.7%	632.1%	10.4%

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
     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, prepayment risk, the need to increase regulatory capital and other factors. The Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders’ equity until realized. As of December 31, 2005, stockholders’ equity included accumulated other comprehensive loss of approximately $3.1 million, representing the net unrealized losses on securities available for sale, less applicable income tax benefit.
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
     At December 31, 2005, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), securities held to maturity, trading securities, short-term investments (including federal funds sold) and interest-bearing deposits in banks totaled $637.6 million, representing 70.9% of the Company’s total assets.

     The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:
Investment Portfolio

(In thousands) At December 31,	2005	2004	2003

Federal funds sold:
Overnight federal funds	$152,785	$193,728	$145,684
Term federal funds	15,000	—	45,000

Total federal funds sold	167,785	193,728	190,684
Money market investment funds	—	302	23,337
Interest-bearing deposits in banks:
Money market accounts	2	220	511
Certificates of deposit	898	2,718	5,685

Total short-term investments and interest-bearing bank deposits	$168,685	$196,968	$220,217

Percent of total assets	18.8%	20.2%	21.8%

(In thousands) At December 31,	2005	2004	2003

Securities held to maturity: (a)
Mortgage-backed securities	$6,137	$4,877	—
Securities available for sale: (b)(c)
U.S. Treasury obligations	76,116	125,097	$123,642
U.S. Government agency obligations	234,537	188,519	198,463
Equity securities	7,387	7,428	11,466
Mortgage-backed securities	135,432	122,709	95,658

Total securities available for sale	453,472	443,753	429,229

Trading securities: (b)
U.S. Treasury obligations	7,896	57,878	72,408
Equity securities	1,382	1,131	222
Investments in mutual funds	4	4	3

Total trading securities	9,282	59,013	72,633

Total securities	$468,891	$507,643	$501,862

Percent of total assets	52.2%	52.0%	49.7%

Total investments	$637,576	$704,611	$722,079
Total investments as a percent of total assets	70.9%	72.2%	71.4%

(a)	At amortized cost.

(b)	At market value.

(c)	The market value of callable agency securities included in securities available for sale at December 31, 2005, 2004 and 2003, totaled $189.3 million, $158.8 million and $192.4 million, respectively.

     The following table presents the amortized cost of debt securities available for sale at December 31, 2005 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:
Debt Securities Available for Sale

		U.S.
	U. S.	Government	Mortgage-
	Treasury	agency	backed
(Dollars in thousands)	obligations	obligations (2)	securities (1)	Total

Maturing within 1 year
Amount	$50,950	$45,999	$19	$96,968
Yield	3.21%	2.48%	7.80%	2.86%
Maturing after 1 but within 5 years
Amount	26,101	171,992	7,238	205,331
Yield	3.14%	3.77%	6.49%	3.78%
Maturing after 5 but within 10 years
Amount	—	19,996	22,333	42,329
Yield	—	4.82%	6.39%	5.65%
Maturing after 10 but within 15 years
Amount	—	1,037	105,779	106,816
Yield	—	5.76%	5.06%	5.06%
Maturing after 15 years
Amount	—	—	65	65
Yield	—	—	6.50%	6.50%

Total
Amount	$77,051	$239,024	$135,434	$451,509
Yield	3.19%	3.62%	5.36%	4.06%

(1)	Mortgage-backed securities are shown based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2)	The amortized cost of callable securities included in securities available for sale totaled $193.0 million as of December 31, 2005.
     At December 31, 2005, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

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
     Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2005 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.
     Deposits decreased by $64.7 million or 7.6% to $784.7 million at December 31, 2005, from $849.5 million at year-end 2004. Management believes that increased competition for deposits and more attractive returns from alternative investments, such as stocks and mutual funds, were the principal reasons for deposit outflows. These competing investment vehicles have recently produced higher returns than bank deposits.
     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2005 or 2004.

DEPOSITS
     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,	2005		2004		2003
		Percent		Percent		Percent
		of		of		of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand and NOW
NOW	$54,924	7.00%	$58,991	6.95%	$56,108	6.36%
Demand accounts (non interest-bearing)	27,326	3.48	28,662	3.37	28,948	3.28

Total demand and NOW	82,250	10.48	87,653	10.32	85,056	9.64

Savings:
Regular savings and special notice accounts	430,771	54.90	549,657	64.71	595,575	67.49
Money market accounts	10,770	1.37	11,656	1.37	12,256	1.39

Total savings	441,541	56.27	561,313	66.08	607,831	68.88

Time certificates of deposit:
Fixed rate certificates	197,743	25.20	145,249	17.10	129,210	14.64
Variable rate certificates	63,194	8.05	55,250	6.50	60,411	6.84

Total time certificates of deposit	260,937	33.25	200,499	23.60	189,621	21.48%

Total deposits	$784,728	100.00%	$849,465	100.00%	$882,508	100.00%
     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

(In thousands) Years Ended December 31,	2005		2004		2003
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$55,983	0.33%	$56,273	0.30%	$55,150	0.45%
Demand (non interest-bearing) accounts	28,619	—	28,020	—	27,483	—
Escrow deposits of borrowers	724	0.44	773	0.27	950	0.16
Money market accounts	11,728	1.32	11,727	0.53	13,466	0.63
Savings accounts	488,044	1.60	573,512	1.48	581,998	1.88
Time certificates of deposit	231,479	3.03	192,386	2.08	213,282	2.15

	$816,577	1.85%	$862,691	1.48%	$892,329	1.78%

Investment Management and Trust Services
     The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as trustee, executor, and executor’s agent for bank customers.
     As of December 31, 2005 the Trust Division had approximately $20.2 million (market value) of assets in custody and under management.
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
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. (Riegle- Neal), Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.
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

Supervision and Regulation of the Company and its Subsidiary continued)
In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company. Massachusetts law also imposes certain limitations on the ability of persons and entities to acquire control of banking institutions and their parent companies.
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
In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (i) the Bank Insurance Fund (“BIF”) BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.

Supervision and Regulation of the Company and its Subsidiary (continued)
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
The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 capital (to risk-weighted assets) calculation equals 39.03%.
The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company’s leverage ratio is 11.94%.
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

Supervision and Regulation of the Company and its Subsidiary (continued)
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

Supervision and Regulation of the Company and its Subsidiary (continued)
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

Employees
     MASSBANK Corp. utilizes the support staff of the Bank from time to time for which a $13,000 fee was paid to the Bank in 2005. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2005, the Bank had 114 full-time employees (including 31 officers) and 53 part-time employees (including 1 officer). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, mortgage origination, fair lending, privacy and various other bank related functions and topics. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.
Subsidiaries
     The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.
     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank’s investment portfolio. They are classified by the Commonwealth of Massachusetts as securities corporations for tax purposes which restricts their business to buying, selling, dealing in, or holding securities on their own behalf. As securities corporations they are currently taxed at a lower rate than the Bank. Legislative proposals have been discussed which may impact this favorable tax treatment.
     Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $159.4 million and $159.8 million, respectively, at December 31, 2005.
     Readibank Properties, Inc. was incorporated primarily for the purpose of real estate development projects. These projects were completed many years ago and this subsidiary is currently inactive. Its assets totaled $618 thousand at December 31, 2005, consisting primarily of an inter-company receivable from the Bank.

Executive Officers of the Registrant
     The executive officers of the Company and the Bank and the age of each officer as of December 31, 2005 are as follows:

Name	Age	Office
Gerard H. Brandi	57	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Bank

Reginald E. Cormier	57	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank

James L. Milinazzo	51	Senior Vice President and Senior Lending Officer of the Bank

Joseph P. Orefice	28	Vice President of the Bank

Thomas J. Queeney	43	Vice President and Senior Trust Officer of the Bank

William F. Rivers	50	Vice President of the Bank

Donna H. West	60	Senior Vice President of the Bank and Assistant Secretary of the Company
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
     James L. Milinazzo. Mr. Milinazzo joined the Bank as Senior Vice President of the Lending Division in March 2005. Prior to joining the Bank he worked for Banknorth for three years as Vice President of Commercial Lending. Mr. Milinazzo also served as Executive Director/Chief Executive Officer of the Lowell Housing Authority from 1993-2002.
     Joseph P. Orefice. Mr. Orefice has been employed by the Bank since April, 2000. Starting at the Bank as a Systems Analyst, Mr. Orefice was promoted to Information Technology (IT) Officer in 2000, Director of IT in 2003 and in 2005 he was promoted to Vice President of Information Technology.

Executive Officers of the Registrant (continued)
     Thomas J. Queeney. Mr. Queeney joined the Bank in 1986 as a Management Trainee in Loan Origination. He became an Assistant Manager in 1987 and was promoted to Assistant Treasurer in 1988. He then served as a Marketing and Investor Relations Representative until his promotion to Loan Servicing Manager in 1990. In 1992, he was promoted to Loan Officer and Commercial Lending Manager. He was promoted to Assistant Vice President, Lending in 1997, where he served until his promotion to AVP/Trust Administrator in July of 1998. In January of 1999, he was promoted to Vice President and Senior Trust Officer.
     William F. Rivers. Mr. Rivers joined the Bank as Vice President of Operations in 2004. Prior to joining the Bank Mr. Rivers worked for Medford Bank for over 28 years. His most recent position there was Senior Vice President, Operations & Administration.
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
Item 1A. Risk Factors
     In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:
     Our business is concentrated in and dependent upon the continued economic growth and welfare of our primary market areas.
     We operate primarily in Eastern Massachusetts. The Bank’s general market areas consist of the municipalities in which it operates banking offices and all of the contiguous cities and towns. Our 15 branch offices are located on a broad arc stretching from Medford and Everett in the south, Dracut in the north, and Westford in the west. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographical concentration, we are less able than national financial institutions to diversify our credit risks across multiple markets.
     We face intense competition in all phases of our business from other banks and financial institutions.
     The banking and financial services business in our market is highly competitive. Our competitors include large national and regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Some of these competitors are not subject to the same regulatory restrictions, have advantages of scale due to their size, or have cost advantages due to their tax status. These competitive factors may limit our growth and profitability.

     We may face adverse conditions in the securities markets.
     As of December 31, 2005, we have an equity securities portfolio with a market value of $7.4 million. Due to general market conditions, we may face declines in the market value of our equity securities portfolio. Since securities gains are a source of revenue for the bank, this could have an adverse effect on our results of operations and our financial condition. Additionally, in a rising interest rate environment, we may face declines in the market value of our debt securities portfolio. This could also have an adverse effect on our results of operations and our financial condition.
     Interest rates and other conditions impact our results of operations.
     Our profitability is in part a function of the spread between the interest rates earned on investments and the interest rates paid on deposits. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government, that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities (deposits) will be such that they are affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms, the average duration of our investment securities or the mix of adjustable and fixed rate loans, mortgage-backed securities and various U.S. Treasury and Government agency securities in our portfolio could have a positive or negative effect on our net income, capital and liquidity. Although we believe our current level of interest rate sensitivity is reasonable and effectively managed, significant fluctuations in interest rates, changes in the U.S. Treasury yield curve and other similar factors may have an adverse effect on our business, financial condition and results of operations.
     We must effectively manage our credit risk.
     There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures that include a review of an applicant’s financial statements, credit history, banking history and verification of income. The majority of the bank’s loan portfolio is invested in residential real estate loans. These mortgage loans are primarily for terms of 10, 12, 15, or 20 years, are generally made to borrowers with significant equity in their homes and therefore represent a lower risk to the bank. For mortgage loans, we generally obtain an independent appraisal of the subject property. We have a formal lending policy that is approved by the Board of Directors of the Bank that delegates levels of loan approval authority to bank personnel based upon their expertise and experience. All loans in excess of established limits require approval of the bank’s Board of Directors. However prudent these procedures may be, they do not eliminate credit risk.
     Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
     The allowance for loan losses is reviewed quarterly and is maintained at a level considered adequate by management to absorb losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, and such losses may exceed current estimates. At December 31, 2005, our allowance for loan losses as a percentage of total loans was 0.56% and as a percentage of non-performing loans was approximately 488%. Although management believes that the allowance for loan losses is adequate to absorb losses inherent in the portfolio, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future.

Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures” section included under Item 1 of Part I of this Form 10-K.
     Government regulation can result in limitations on our operations.
     We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (FRB), the Federal Deposit Insurance Corporation, Securities and Exchange Commission (SEC), the NASDAQ and the Massachusetts Commissioner of Banks. Regulations adopted by these agencies govern a comprehensive range of matters relating to our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, matters of internal control over financial reporting and other aspects of our operations. These regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law or regulation. The laws and regulations applicable to the Company could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, attract deposits, make loans and achieve satisfactory spreads.
     Our employee benefit costs are increasing.
     Our employee benefit costs, particularly health benefits, have increased significantly in recent years. Additional significant increases in employee benefit costs could have an adverse effect on our results of operations.
     Changes in accounting principles can have a significant impact on our operations.
     Changes required by new accounting pronouncements issued by the Financial Accounting Standards Board (FASB) could have a material effect on our reported financial condition or results of operations.
     We may be facing increased costs when introducing new technology-based services.
     The cost of technological innovation, which for a while appeared to be going down, is in fact going up due to the cost of security, privacy protection and related expenses. We may incur higher costs when we introduce new technology-based services. This could have an adverse effect on our financial condition and results of operations.
     Due to the nature of our business, we may be subject to litigation from time to time.
     From time to time, we are involved as a plaintiff or defendant in various legal actions incident to our business. These could involve claims for monetary damages as well as legal fees. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial coverage in any particular case. As a result, a judgment against us in any such litigation could have an adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments
     There are no unresolved written comments that were received from the SEC staff 180 days ago or more before the end of our fiscal year relating to our periodic or current reports under the Securities and Exchange Act of 1934.
Item 2. Properties
     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2005, management believes that the Bank’s existing facilities are adequate for the conduct of its business.
     The following table sets forth certain information relating to the Bank’s existing facilities.

		Owned	Lease	Renewal
		or	Expiration	Option
Location		Leased	Date	Through
MAIN OFFICE:	123 Haven Street, Reading, MA	Owned		——
BRANCH	291 Chelmsford Street, Chelmsford, MA	Owned		——
OFFICES:	17 North Road, Chelmsford, MA	Owned		——
	45 Broadway Road, Dracut, MA	Leased	2012	2022
	738 Broadway, Everett, MA	Owned		——
	50 Central Street, Lowell, MA	Owned		——
	755 Lakeview Avenue, Lowell, MA	Owned		——
	4110 Mystic Valley Pkwy, Medford, MA	Leased	2006	——
	476 Main Street, Melrose, MA	Owned		——
	27 Melrose Street, Towers Plaza, Melrose, MA	Leased	2014	——
	240 Main Street, Stoneham, MA	Leased	2009	2014
	1800 Main Street, Tewksbury, MA	Owned		——
	203 Littleton Road, Westford, MA	Owned		——
	370 Main Street, Wilmington, MA	Owned		——
	219 Lowell Street, Lucci’s Plaza, Wilmington, MA	Leased	2006	——
OPERATIONS
FACILITIES:	159 Haven Street, Reading, MA	Owned		——
	169 Haven Street, Reading, MA	Owned		——
	11 North Road, Chelmsford, MA	Owned		——
Item 3. Legal Proceedings
     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2005, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
     None during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
     The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.
Issuer Purchases of Equity Securities
     The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the year ended December 31, 2005:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program (1)	Program

01/01/05				26,177

01/18/05				100,000	(1)

				126,177

01/01/05- 03/31/05	11,060	$37.17	11,060	115,117
04/01/05- 06/30/05	44,800	$35.78	44,800	70,317
07/01/05- 09/30/05	62,000	$34.25	62,000	8,317

10/18/05				125,000	(2)

				133,317

10/01/05- 10/31/05	0	$0.00	0	133,317
11/01/05- 11/30/05	0	$0.00	0	133,317
12/01/05- 12/31/05	10,600	$33.00	10,600	122,717

	128,460	$34.93	128,460
(1) On January 18, 2005 the Registrant’s Board of Directors extended for another year, the stock repurchase program previously authorized. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program.
(2) On October 19, 2005 the Registrant’s Board of Directors extended for another year, the stock repurchase program previously authorized. Additionally, the Board approved an increase of 125,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program.

Item 5. (Continued)
     In addition, the following number of shares were purchased for the Company’s Directors’ Deferred Compensation Plan and Trust during the year Ended December 31, 2005:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Repurchase	The Repurchase
Period	Purchased	Paid Per Share	Program (1)	Program

01/01/05- 03/31/05	0	$0.00	0	0
04/01/05- 06/30/05	0	$0.00	0	0
07/01/05- 09/30/05	400	$34.29	0	0
10/01/05- 10/31/05	0	$0.00	0	0
11/01/05- 11/30/05	0	$0.00	0	0
12/01/05- 12/31/05	500	$32.20	0	0

	900	$33.13
Item 6. Selected Financial Data
     The information contained under the caption “MASSBANK Corp. and Subsidiaries — Selected Consolidated Financial Data” in the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.
     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2005 Annual Report to Stockholders which are incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2005 Annual Report to Stockholders is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The Registrant’s consolidated financial statements and notes thereto, together with the reports of the Company’s Independent Registered Public Accounting Firm, Parent, McLaughlin & Nangle, contained in the Registrant’s 2005 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 60 of such Annual Report is incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information appearing under the caption “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K. The Registrant adopted a code of ethics that applies to all of MASSBANK Corp.’s and MASSBANK’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.massbank.com.
Item 11. Executive Compensation
     The information appearing under the caption “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” in the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information appearing under the captions “Election of Directors”, “Principal Stockholders” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     The information (i) contained in Note 5 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2005 Annual Report to Stockholder’s, and (ii) appearing under the caption “Certain Relationships and Related Party Transactions” in the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders, is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information appearing under the caption “Independent Registered Public Accountants” in the Registrant’s definitive proxy statement relating to its 2006 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:
(a)1. Financial Statements

Reference to 2005
Annual Report
to Stockholders
(Pages)*
Reports of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets at December 31, 2005 and 2004	32
Consolidated Statements of Income for the three years ended December 31, 2005	33
Consolidated Statements of Cash Flows for the three years ended December 31, 2005	34-35
Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2005	36
Notes to Consolidated Financial Statements	37-60

     * Incorporated, by reference to pages 29 through 60 of the Registrant’s 2005 Annual Report to Stockholders attached to this filing as Exhibit 13.
     2. Financial Statement Schedules
     All schedules are omitted as the required information is either not applicable or is included in the consolidated financial statements or related notes.

3. Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

3.2	By-Laws of the Registrant — incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.

4.1	Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000.

10.1	MASSBANK Corp. 1986 Stock Option Plan, as amended - incorporated by reference to Exhibit 28.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-11949).

10.1.2	Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 — incorporated by reference to Exhibit 10.1.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1992.

10.1.3	MASSBANK Corp. 1994 Stock Incentive Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-82110).

10.1.4	Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 — incorporated by reference to Exhibit 10.1.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.1.5	MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.1.5 to the Registrant’s Form S-8 Registration Statement (Ref. No. 33-118028).

10.1.6	Form of Incentive Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated January 14, 2005.
10.1.7	Form of Non-Qualified Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.2 to the Registrant’s report on Form 8-K dated January 14, 2005.

10.2	MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

Exhibit No.	Description of Exhibit
10.2.1	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1993.

10.2.2	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

10.2.3	Amended and Restated MASSBANK Employees’ Stock Ownership Plan and Trust Agreement incorporated by reference to Exhibit 10.2.3 to the Registrant’s annual report on Form 10K for the year ended December 31, 2003.

10.3.16	Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.16 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.18	Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.18 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.20	Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.20 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.21	Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002 – incorporated by reference to exhibit 10.3.21 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.22	Form of Employment Agreement with William F. Rivers dated as of March 23, 2005 – incorporated by reference to exhibit 10.3.22 to the Registrant’s report on Form 8-K dated March 24, 2005.

10.3.23	Form of Employment Agreement with James L. Milinazzo dated March 23, 2005 – incorporated by reference to exhibit 10.3.23 to the Registrant’s report on Form 8-K dated March 24, 2005.

10.4	Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi — incorporated by reference to Exhibit 10.4 of Registrant’s annual report on Form 10-K for the year ended December 31, 1986.

10.4.1	Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Registrant’s annual report on Form 10-K for the year ended December 31, 1996.

Exhibit No.	Description of Exhibit
10.5	Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 – incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2000.

10.5.1	Amended and Restated Deferred Compensation Plan for Directors of MASSBANK Corp. (the “Company”) and MASSBANK (the “Bank”) dated August 10, 2005 – incorporated by reference to exhibit 10.5.1 to the Registrant’s report on Form 8-K dated August 11, 2005.

10.6	Deferred Compensation Program for Bank employees dated November 14, 1994 – incorporated by reference to Exhibit 10.6 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

10.6.1	Amended and Restated Terms and Conditions of Deferred Compensation Program for employees of MASSBANK (the “Bank”) dated August 10, 2005 – incorporated by reference to exhibit 10.6.1 to the Registrant’s report on Form 8-K dated August 11, 2005.

11	The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

13	2005 Annual Report to Stockholders — except for those portions of the 2005 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2005 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm – Parent, McLaughlin & Nangle.

31.1	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

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

/s/Gerard H. Brandi Gerard H. Brandi	Chairman, President, Chief Executive Officer and Director	March 13, 2006

/s/Reginald E. Cormier Reginald E. Cormier	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/Mathias B. Bedell Mathias B. Bedell	Director	March 13, 2006

/s/Allan S. Bufferd Allan S. Bufferd	Director	March 13, 2006

/s/Kathleen M. Camilli Kathleen M. Camilli	Director	March 13, 2006

/s/Alexander S. Costello Alexander S. Costello	Director	March 13, 2006

/s/O. Bradley Latham O. Bradley Latham	Director	March 13, 2006

/s/Stephen E. Marshall Stephen E. Marshall	Director	March 13, 2006

/s/Nancy L. Pettinelli Nancy L. Pettinelli	Director	March 13, 2006

/s/William F. Rucci, Jr. William F. Rucci, Jr.	Director	March 13, 2006

/s/Donald B. Stackhouse Donald B. Stackhouse	Director	March 13, 2006