Form 10-Q
period 2006-03-31
MASSBANK CORP
filed 2006-05-08
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at April 30, 2006: 4,332,129 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Cash and due from banks	$9,623	$9,590
Short-term investments (Note 5)	167,397	167,787

Total cash and cash equivalents	177,020	177,377
Interest-bearing deposits in banks	641	898
Securities available for sale, at market value (amortized cost of $457,911 in 2006 and $458,297 in 2005)	450,371	453,472
Mortgage-backed securities held to maturity, at amortized cost (market value of $5,702 in 2006 and $6,022 in 2005)	5,910	6,137
Trading securities, at market value	8,833	9,282
Loans: (Note 6)
Mortgage loans	212,623	215,904
Other loans	9,637	9,826
Allowance for loan losses	(1,247)	(1,253)

Net loans	221,013	224,477
Premises and equipment	6,938	6,525
Accrued interest receivable	4,663	3,898
Goodwill	1,090	1,090
Deferred income tax asset, net	4,228	3,240
Other assets	9,802	12,283

Total assets	$890,509	$898,679
Liabilities and Stockholders’ Equity:
Deposits	$775,232	$784,728
Escrow deposits of borrowers	1,031	1,059
Current income tax liability, net	637	35
Allowance for loan losses on off-balance sheet credit exposures	517	517
Other liabilities	8,971	7,076

Total liabilities	786,388	793,415
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,829,292 and 7,811,680 shares issued, respectively	7,829	7,812
Additional paid-in capital	57,397	57,067
Retained earnings	105,380	104,743

	170,606	169,622
Treasury stock at cost, 3,495,663 and 3,483,163 shares, respectively	(61,692)	(61,281)
Accumulated other comprehensive loss	(4,793)	(3,077)
Shares held in rabbi trust at cost, 15,644 shares (Note 8)	(351)	(351)
Deferred compensation obligation	351	351

Total stockholders’ equity	104,121	105,264

Total liabilities and stockholders’ equity	$890,509	$898,679

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands except share data)	2006	2005
Interest and dividend income:
Mortgage loans	$2,890	$3,112
Other loans	180	162
Securities available for sale:
Mortgage-backed securities	1,798	1,718
Other securities	2,844	2,315
Mortgage-backed securities held to maturity	79	62
Trading securities	82	248
Federal funds sold	1,922	1,130
Other investments	6	18

Total interest and dividend income	9,801	8,765

Interest expense:
Deposits	4,360	3,461

Total interest expense	4,360	3,461

Net interest income	5,441	5,304
Provision (credit) for loan losses	—	(53)

Net interest income after provision (credit) for loan losses	5,441	5,357

Non-interest income:
Deposit account service fees	90	100
Gains on securities available for sale, net	238	58
Gains (losses) on trading securities, net	13	(114)
Deferred compensation plan income (loss)	71	(12)
Other	186	165

Total non-interest income	598	197

Non-interest expense:
Salaries and employee benefits	1,868	1,772
Deferred compensation plan expense	92	3
Occupancy and equipment	602	599
Data processing	143	141
Professional services	168	130
Advertising and marketing	37	20
Deposit insurance	34	38
Other	350	328

Total non-interest expense	3,294	3,031

Income before income taxes	2,745	2,523
Income tax expense	935	829

Net income	$1,810	$1,694

Weighted average common shares outstanding:
Basic	4,339,812	4,399,798
Diluted	4,376,936	4,469,753
Earnings per share (in dollars):
Basic	$0.42	$0.39
Diluted	0.41	0.38

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	1,810	—	—	—	—	1,810
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(1,716)	—	—	(1,716)

Comprehensive income								94
Cash dividends paid ($0.27 per share)	—	—	(1,173)	—	—	—	—	(1,173)
Purchase of treasury stock	—	—	—	(411)	—	—	—	(411)
Share-based payment compensation	—	10	—	—	—	—	—	10
Exercise of stock options	17	277	—	—	—	—	—	294
Tax benefit on stock options exercised	—	43	—	—	—	—	—	43

Balance at March 31, 2006	$7,829	$57,397	$105,380	$(61,692)	$(4,793)	$(351)	$351	$104,121

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	1,694	—	—	—	—	1,694
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(3,376)	—	—	(3,376)

Comprehensive loss								(1,682)
Cash dividends paid ($0.26 per share)	—	—	(1,142)	—	—	—	—	(1,142)
Purchase of treasury stock	—	—	—	(412)	—	—	—	(412)
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options	37	658	—	—	—	—	—	695
Tax benefit on stock options exercised	—	204	—	—	—	—	—	204

Balance at March 31, 2005	$7,773	$56,175	$102,555	$(57,206)	$(1,619)	$(321)	$321	$107,678

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$1,810	$1,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	156
Share-based payment compensation	10	—
Loan interest capitalized	(2)	(3)
Increase in accrued interest receivable	(765)	(640)
(Decrease) increase in other liabilities	1,895	9,477
Decrease in income tax receivable, net	—	164
Amortization of premiums (accretion of discounts) on securities, net	(35)	(85)
Net trading securities activity	462	17,582
Gains on securities available for sale, net	(238)	(58)
(Gains) losses on trading securities, net	(13)	114
Decrease in deferred mortgage loan origination costs (fees), net of amortization	1	(30)
Decrease in deferred income tax asset, net	19	184
Increase in current tax liability	602	120
Decrease (increase) in other assets	2,473	(10,286)
Provision (credit) for loan losses	—	(53)
Provision (credit) for loan losses on off-balance sheet credit exposures	—	17

Net cash provided by operating activities	6,408	18,353

Cash flows from investing activities:
Net decrease in interest-bearing bank deposits	257	655
Proceeds from sales of investment securities available for sale	4,450	19,041
Proceeds from maturities and redemption of investment securities available for sale	24,001	17,000
Purchases of investment securities available for sale	(26,398)	(36,257)
Purchases of mortgage-backed securities available for sale	(8,024)	(15,624)
Principal repayments of mortgage-backed securities	6,857	8,149
Loans originated	(6,013)	(8,132)
Loan principal payments received	9,478	14,061
Purchases of premises & equipment	(602)	(23)

Net cash provided by (used in) investing activities	4,006	(1,130)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(9,496)	(11,884)
Decrease in escrow deposits of borrowers	(28)	(86)
Payments to acquire treasury stock	(411)	(412)
Proceeds from exercise of stock options, including tax benefit	337	899
Cash dividends paid on common stock	(1,173)	(1,142)

Net cash used in financing activities	(10,771)	(12,625)

Net increase (decrease) in cash and cash equivalents	(357)	4,598
Cash and cash equivalents at beginning of period	177,377	204,079

Cash and cash equivalents at end of period	$177,020	$208,677

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$4,363	$3,471
Cash paid during the period for taxes, net of refunds	271	180

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2006 and December 31, 2005, and its operating results for the three months ended March 31, 2006 and 2005, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior year’s consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2005.

(2) Share-Based Payment

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock option grants, based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006.

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting the first day of our fiscal year, January 1, 2006 for the Company. The Company’s Consolidated Financial Statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the three months ended March 31, 2006 totaled approximately $10,000. This stock-based compensation expense is related to the 34,500 stock options granted to employees and directors in January 2006 accounted for under SFAS 123(R). Stock options were granted at an exercise price equal to the Company’s stock price at the date of grant. The stock options issued vest at 20% per year over 5 years and have a contractual term of ten years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value based method, no stock-based compensation expense for employee stock options was recognized in the Company’s Consolidated Financial Statements, because the exercise price of the stock options granted to the Company’s employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the Company’s earnings results prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for stock-based awards.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Share-Based Payment (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

(In thousands except per share and option data)	Three Months Ended March 31, 2005
Net income, as reported	$1,694

Less: Total share-based employee compensation expense associated with stock options determined under fair value method for all option awards, net of related tax effects (1)	(161)

Pro forma net income	$1,533

EARNINGS PER SHARE:

Basic – as reported	$0.39
Basic – pro forma	0.35

Diluted – as reported	0.38
Diluted – pro forma	0.34

(1)	A Black Scholes option pricing model was used to determine the fair value of the options granted.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which addresses the accounting for and reporting of accounting changes and error corrections. This guidance requires retrospective application for the reporting of voluntary changes in accounting principles and changes required by an accounting pronouncement when transition provisions are not specified. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for MASSBANK Corp.). Adoption of this guidance is not expected to have a material effect on MASSBANK Corp.’s financial condition or results of operations.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), “Share-Based Payment” SFAS 123(R), which is effective for the Company as of January 1, 2006. The Company has elected the modified prospective approach, as allowed under SFAS 123(R). The adoption of this statement had no impact on the Company’s balance sheet or results of operations since all outstanding stock options were fully vested prior to the date the Company adopted SFAS 123(R). Beginning January 1, 2006 the Company will account for all share-based grants (including stock option issuances) under the provisions of SFAS 123(R).

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At March 31, 2006	At December 31, 2005
Federal funds sold (overnight)	$132,394	$152,785
Term federal funds sold	35,000	15,000
Interest-bearing bank money market accounts	3	2

Total short-term investments	$167,397	$167,787

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At March 31, 2006, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $1,245,000 and commitments under existing home equity lines of credit and other loans of approximately $33,365,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At March 31, 2006 this allowance, which is shown separately on the balance sheet, totaled $517,000.

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

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
Denominator for basic earnings per share:
Average common shares outstanding	4,340	4,400
Dilutive common stock options	37	70

Denominator for diluted earnings per share	4,377	4,470

Numerator: Net income attributable to common shares	$1,810	$1,694

Earnings per share:
Basic	$0.42	$0.39
Diluted	0.41	0.38

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At March 31, 2006 the trust held 15,644 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments to employees and the Company’s Board of Directors.

The only type of share based payment utilized by the Company to date is stock options. Stock options are awards which allow the employee or director to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in the first quarter of 2006 vest at 20% per year over five years and have a contractual term of ten years.

The following table summarizes stock option activity during the first quarter of 2006:

	Weighted Average Exercise Price Per Share	Shares Under Option
Outstanding at December 31, 2005	$26.95	251,637
Options Granted	32.80	34,500
Options Exercised	16.72	(17,612)
Options Forfeited	39.71	(450)

Outstanding at March 31, 2006	$28.36	268,075
Exercisable at March 31, 2006	$27.70	233,575

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model. The following table presents the key input assumptions for the Black-Sholes valuation model:

	Three Months Ended March 31,
	2006	2005
Expected Term (years)	7.3 years	7.3 years
Volatility	21.50	21.20
Risk-free interest rate	4.29%	3.97%
Dividend Yield	3.29%	2.80%
Fair value per share	$6.56	$8.11

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2006 and 2005, was $281,000 and $669,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the quarters ended March 31, 2006 and 2005 was approximately $294,000 and $695,000, respectively. The tax benefit realized as a result of the stock option exercises was $43,000 in the first quarter of 2006 compared to $204,000 for the same quarter in 2005.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effect for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Unrealized holding losses arising during period	$(2,485)	$(5,350)
Less: reclassification adjustment for gains realized in income	238	58

Net unrealized losses	(2,723)	(5,408)
Tax (expense) or benefit	1,007	2,032

Other comprehensive loss	$(1,716)	$(3,376)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11) Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months ended March 31, 2006 and 2005:

Pension Benefits

	Three Months Ended March 31,
(In thousands)	2006	2005
Service cost	$103	$115
Interest cost	144	136
Expected return on plan assets	(164)	(152)
Amortization of prior service cost	(3)	(3)
Amortization of net (gains) losses	1	12

Net periodic pension expense	$81	$108

The Bank made an annual contribution to its defined benefit pension plan in the amount of $142 thousand and $364 thousand, respectively, in the first quarter of 2006 and 2005.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2006

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking statements. These statements relate to future, not past, events and include, among others, statements with respect to MASSSBANK CORP.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”‘ “expect”, ”anticipate”‘ “intend”, “estimate”, “assume”‘ “will”, “would”, “plan”, “projects”‘ “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond MASSBANK Corp.’s control).

The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, a decrease in loan originations, a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation; (12) MASSBANK Corp.’s success at managing the risks involved in the foregoing and other risk factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first three months of 2006 and 2005.

Securities available for sale deemed temporarily impaired are carried at market value in the asset section of the Company’s balance sheet. Any change in value is reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheet.

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

For the quarter ended March 31, 2006, MASSBANK Corp. reported net income of $1,810,000 or $0.41 in diluted earnings per share compared to net income of $1,694,000 or $0.38 in diluted earnings per share in the first quarter of 2005. This represents an increase of 7.9% over the diluted earnings per share results of the prior year. Basic earnings per share in the recent quarter were $0.42 per share compared to $0.39 per share in the first quarter of last year. This is the Company’s fourth consecutive quarter of year-over-year earnings per share increases. Return on average assets and return on average equity were 0.82% and 6.91%, respectively, in the first quarter of 2006 compared to 0.71% and 6.21%, respectively, in the same quarter of 2005.

The improvement in earnings per share and operating ratios in the recent quarter was driven by higher securities gains and an increase in net interest income, partially offset by an increase in non-interest expense. The Company’s earnings performance also reflects zero credit for loan losses in the first quarter of 2006 compared to a credit for loan losses of $53,000 in the same quarter of last year.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the first quarter of 2006 compared to the first quarter of 2005 were:

•	The increase in net interest income of $137,000 due primarily to the higher yield on Federal funds sold and the resulting increase in interest income on Federal funds.

•	No provision or credit for loan losses in the recent quarter versus a credit of $53,000 in the same quarter last year.

•	The increase in net securities gains of $307,000.

•	The increase in deferred compensation plan income and other income of $94,000.

•	The increase in non-interest expense of $263,000.

•	The increase in income tax expense of $106,000 due to higher income before taxes and an increase in the Company’s effective income tax rate.

(In thousands) Quarters Ended March 31,	2006	2005	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$3,070	$3,274	$(204)
Mortgage-backed securities	1,877	1,780	97
Federal funds sold	1,922	1,130	792
Other	2,932	2,581	351

Total interest and dividend income	9,801	8,765	1,036
Total interest expense	4,360	3,461	(899)

Net interest income	5,441	5,304	137
Provision (credit) for loan losses	—	(53)	(53)
Gains(losses) on securities, net	251	(56)	307
Deferred compensation plan income (loss)	71	(12)	83
Other non-interest income	276	265	11
Non-interest expense:
Salaries and employee benefits	1,868	1,772	(96)
Deferred compensation plan expense	92	3	(89)
Other	1,334	1,256	(78)
Income tax expense	935	829	(106)

Net income	$1,810	$1,694	$116
Diluted earnings per share	$0.41	$0.38	$0.03

(In thousands) Quarters Ended March 31,	2006	2005	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$223,368	$233,487	$(10,119)
Mortgage-backed securities	140,483	131,214	9,269
Federal funds sold	175,046	188,780	(13,734)
Short-term investments	765	2,421	(1,656)
Other securities available for sale and trading	323,368	376,576	(53,208)

Total earning assets	$863,030	$932,478	$(69,448)
Total deposits	$777,873	$840,897	$(63,024)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2006	December 31, 2005	Variance
Assets:
Short-term investments	$167,397	$167,787	$(390)
Interest-bearing deposits in banks	641	898	(257)
Securities available for sale, at market value	450,371	453,472	(3,101)
Securities held to maturity, at amortized cost	5,910	6,137	(227)
Trading securities, at market value	8,833	9,282	(449)

Total investments	633,152	637,576	(4,424)
Total loans	222,260	225,730	(3,470)
Allowance for loan losses	(1,247)	(1,253)	6

Net loans	221,013	224,477	(3,464)
Other assets	36,344	36,626	(282)

Total assets	$890,509	$898,679	$(8,170)

Liabilities:
Total deposits	$775,232	$784,728	$(9,496)
Escrow deposits of borrowers	1,031	1,059	(28)
Other liabilities	10,125	7,628	2,497

Total liabilities	786,388	793,415	(7,027)
Total stockholders’ equity	104,121	105,264	(1,143)

Total liabilities and stockholders’ equity	$890,509	$898,679	$(8,170)

Financial Condition The Company’s total assets were $890.5 million at March 31, 2006, compared to $898.7 million at December 31, 2005 reflecting a decrease of $8.2 million. This includes a decrease of $4.4 million in total investments and a decrease of $3.5 million in total loans. Deposits, the primary funding source for the Company’s assets, decreased $9.5 million during the first three months of 2006.

Investments

At March 31, 2006 the Company’s total investments were $633.2 million representing 71.1% of total assets compared to $637.6 million representing 70.9% of total assets at December 31, 2005. Total investments have decreased $4.4 million from year-end 2005 due primarily to a decrease in the securities available for sale portfolio.

The Bank continues to maintain approximately 19% of its assets in short-term investments, primarily federal funds sold, during this period of rising short-term interest rates. Further increases in the target rate for federal funds will likely have a positive affect on the Bank’s future net interest income and net interest margin. The existence of a flat yield curve environment (an environment where interest rates offered on assets with longer maturities differ little from rates offered on assets with shorter maturities) however, is making it increasingly more difficult to improve the Company’s net interest income and net interest margin.

Loans

The loan portfolio, net of allowance for loan losses, decreased $3.5 million or 1.5% in the first three months of 2006. At March 31, 2006 the loan portfolio, net of allowance for loan losses, totaled $221.0 million representing 24.8% of total assets compared to $224.5 million representing 25.0% of total assets at December 31, 2005. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $2.1 million or 26% to $6.0 million in the first quarter of 2006 from $8.1 million in the same quarter of 2005. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area due to the rise in market interest rates.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans amounted to $207.6 million at March 31, 2006, representing 93.4% of the total loan portfolio. See page 33 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2006 and December 31, 2005.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $130,000 at March 31, 2006 as compared to $257,000 at December 31, 2005 and $128,000 as of March 31, 2005. This represents 0.06% of total loans at March 31, 2006. The Bank had no impaired loans or real estate acquired through foreclosure at March 31, 2006.

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

Deposits at March 31, 2006 totaled $775.2 million, reflecting a decrease of $9.5 million or 1.2% from $784.7 million at December 31, 2005. In the recent quarter we saw an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at March 31, 2006 and December 31, 2005, see page 36 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $1.1 million to $104.1 million at March 31, 2006 representing a book value of $24.03 per share. This compares to $105.3 million representing a book value of $24.32 per share at December 31, 2005.

The decrease in stockholders’ equity was essentially the result of the following: an increase in accumulated other comprehensive loss of $1.7 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $1.2 million; and the Company’s repurchase of treasury stock in the amount of $0.4 million during the first three months of 2006. This was partially offset by the Company’s net income for the first quarter of 2006 of $1.8 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of approximately $0.4 million.

Comparison of Operating Results for the Three Months ended March 31, 2006 and 2005.

Net interest income

Net interest income, the Company’s core earnings, totaled $5,441,000 for the recent quarter, up $137,000 or 2.6% from the same quarter in 2005. This is the sixth consecutive quarter that the Company has reported a year-over-year improvement in net interest income. The improvement is primarily attributable to an increase in interest income on federal funds sold due to a rise in short-term interest rates.

The increase in net interest income reflects an increase in net interest margin and a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended March 31, 2006 improved 25 basis points to 2.53% from 2.28% reported in the first quarter of last year. Average earning assets for the quarter ended March 31, 2006 decreased $69.4 million to $863.0 million, from $932.5 million in the same quarter of 2005.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2006 increased $1,038,000 or 11.8% to $9,816,000 from $8,778,000 for the three months ended March 31, 2005. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $69.4 million in average earning assets. As reflected in the table on page 25 of this report, the yield on the Company’s average earning assets in the first quarter of 2006 was 4.55%, as compared to 3.77% in the same quarter of 2005. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates and an increase in interest income on investment securities available for sale, due to higher market interest rates, higher replacement yields on new securities purchased and to a lesser extent a change in mix of securities in the portfolio.

Interest Expense

Total interest expense for the three months ended March 31, 2006 increased $899,000, or 26.0% to $4,360,000 from $3,461,000 for the three months ended March 31, 2005. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.67% in the first quarter of 2005 to 2.27% in the first quarter of 2006. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 26, decreased $63.0 million or 7.5% to $777.9 million, from $840.9 million in the same quarter of the prior year.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$175,046	$1,922	4.45%	$188,780	$1,130	2.43%
Short-term investments (4)	765	6	3.35	2,421	18	3.02
Securities available for sale:
Other securities (2)	314,340	2,858	3.64	326,681	2,328	2.85
Mortgage-backed securities (2)	134,505	1,798	5.35	126,345	1,718	5.44
Mortgage-backed securities
Held to maturity	5,978	79	5.26	4,869	62	5.09
Trading securities	9,028	83	3.72	49,895	248	1.99
Mortgage loans (3)	213,656	2,890	5.41	223,494	3,112	5.57
Other loans (3)	9,712	180	7.54	9,993	162	6.57

Total earning assets	863,030	$9,816	4.55%	932,478	$8,778	3.77%

Allowance for loan losses	(1,251)			(1,306)

Total earning assets less allowance for loan losses	861,779			931,172

Other assets	25,308			26,930

Total assets	$887,087			$958,102

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in money market funds.

AVERAGE BALANCE SHEETS - (continued)

	Three Months Ended March 31,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$81,781	$49	0.24%	$84,106	$45	0.22%
Savings	426,640	1,825	1.73	548,028	2,057	1.52
Time certificates of deposit	269,452	2,486	3.74	208,763	1,359	2.64

Total deposits	777,873	4,360	2.27	840,897	3,461	1.67

Other liabilities	4,370			8,071

Total liabilities	782,243			848,968
Stockholders’ equity	104,844			109,134

Total liabilities and stockholders’ equity	$887,087			$958,102

Net interest income (tax-equivalent basis)		5,456			5,317
Less adjustment for tax-exempt interest income		15			13

Net interest income		$5,441			$5,304

Interest rate spread (5)			2.28%			2.10%

Net interest margin (6)			2.53%			2.28%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank, in the first quarter of 2006, recorded no provision or credit for loan losses as compared to a credit for loan losses of $53,000 in the same quarter of last year.

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

At March 31, 2006, the allowance for loan losses was $1,247,000 representing 0.56% of total loans and 959% of non-accrual loans. This compares to $1,253,000 representing 0.56% of total loans and 488% of non-accrual loans at December 31, 2005. Non-accrual loans totaled $130,000 at March 31, 2006. This compares to $257,000 at December 31, 2005 and $128,000 a year earlier. Management believes that the allowance for loan losses as of March 31, 2006 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $517,000 at March 31, 2006 and December 31, 2005. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $401,000 to $598,000 in the recent quarter, from $197,000 in the comparable quarter of the prior year.

In the first quarter of 2006, the Company recorded net gains on securities of $251,000 compared to net securities losses of $56,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $238,000 and net gains on trading securities of $13,000. This compares to net gains on securities available for sale of $58,000 and net losses on trading securities of $114,000 in the first quarter of 2005. The Company’s equity securities portfolio had net unrealized gains of $703,000 as of March 31, 2006; and the Company’s debt securities available for sale portfolio had net unrealized losses of $8,243,000 as of the end of the recent quarter. See page 29 of this report for more detail concerning the Company’s investment securities.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded $71,000 in income and market value appreciation on plan assets, compared to a net loss of $12,000 in the first quarter of 2005. This improvement is offset by an increase in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $90,000 and $186,000, respectively, for the first quarter of 2006. This compares to $100,000 and $165,000, respectively, in the first quarter of 2005. The combined total of these two items increased $11,000 from the same quarter of the prior year.

Non-Interest Expense

Non-interest expense increased $263,000 or 8.7% to $3,294,000 for the three months ended March 31, 2006 compared to the same period in 2005.

Salaries and employee benefits, the largest component of non-interest expense increased $96,000 or 5.4% to $1,868,000 in the recent quarter, from $1,772,000 in the comparable quarter of 2005. The increase is primarily attributable to an increase in employee salary expense of $25,000 and a net increase in the cost of various employee benefits.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers increased $89,000 to $92,000 in the recent quarter compared to the same quarter last year. This increase is partially offset by an increase in deferred compensation plan income reported in non-interest income.

Professional services expenses increased $38,000 compared to the same quarter of the prior year due to an increase in legal fees.

All other non-interest expenses combined increased $40,000 or 3.6% to $1,166,000 for the three months ended March 31, 2006 from $1,126,000 for the three months ended March 31, 2005.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $935,000 in the first quarter of 2006, an increase of $106,000 when compared to the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company’s income before income taxes was $2,745,000 in the recent quarter compared to $2,523,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2006 and 2005 was 34.06% and 32.86%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at March 31, 2006 with gross unrealized gains and losses follows:

(In thousands) At March 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,910	$—	$(208)	$5,702

Total securities held to maturity	$5,910	$—	$(208)	$5,702

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$73,058	$—	$(929)	$72,129
U.S. Government agency obligations	241,025	—	(5,399)	235,626

Total	314,083	—	(6,328)	307,755

Mortgage-backed securities:
Government National Mortgage Association	2,717	44	—	2,761
Federal Home Loan Mortgage Corporation	131,143	668	(2,537)	129,274
Federal National Mortgage Association	2,895	—	(89)	2,806
Collateralized mortgage obligations	88	—	(1)	87

Total mortgage-backed securities	136,843	712	(2,627)	134,928

Total debt securities available for sale	450,926	712	(8,955)	442,683

Equity securities	6,985	761	(58)	7,688

Total securities available for sale	457,911	$1,473	$(9,013)	$450,371

Net unrealized losses on securities available for sale	(7,540)

Total securities available for sale, net	450,371

Total investment securities, net	$456,281

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At March 31, 2006	Market Value
U.S. Treasury obligations	$7,908
Marketable equity securities	921
Investments in mutual funds	4

Total trading securities	$8,833

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2005 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$6,137	$—	$(115)	$6,022

Total	$6,137	$—	$(115)	$6,022

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$77,051	$—	$(935)	$76,116
U.S. Government agency obligations	239,024	10	(4,497)	234,537

Total	316,075	10	(5,432)	310,653

Mortgage-backed securities:
Government National Mortgage Association	3,262	89	—	3,351
Federal Home Loan Mortgage Corporation	128,942	1,003	(1,058)	128,887
Federal National Mortgage Association	3,138	2	(37)	3,103
Collateralized mortgage obligations	92	—	(1)	91

Total mortgage-backed securities	135,434	1,094	(1,096)	135,432

Total debt securities available for sale	451,509	1,104	(6,528)	446,085

Equity securities	6,788	722	(123)	7,387

Total securities available for sale	458,297	$1,826	$(6,651)	$453,472

Net unrealized losses on securities available for sale	(4,825)

Total securities available for sale, net	453,472

Total investment securities, net	$459,609

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At December 31, 2005	Market Value
U.S. Treasury obligations	$7,896
Marketable equity securities	1,382
Investments in mutual funds	4

Total trading securities	$9,282

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at March 31, 2006 and December 31, 2005 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and market value of debt securities available for sale by contractual maturity are as follows:

	March 31, 2006		December 31, 2005
(In thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment securities available for sale:
U.S. Treasury obligations:
Maturing within 1 year	$51,999	$51,652	$50,950	$50,595
Maturing after 1 year but within 5 years	21,059	20,477	26,101	25,521

Total	73,058	72,129	77,051	76,116

U.S. Government agency obligations:
Maturing within 1 year	55,000	54,438	45,999	45,612
Maturing after 1 year but within 5 years	164,992	160,759	171,992	168,254
Maturing after 5 years but within 10 years	19,996	19,439	19,996	19,665
Maturing after 10 years but within 15 years	1,037	990	1,037	1,006

Total	241,025	235,626	239,024	234,537

Mortgage-backed securities:
Maturing within 1 year	75	76	19	20
Maturing after 1 year but within 5 years	7,987	8,143	7,238	7,451
Maturing after 5 years but within 10 years	19,370	19,719	22,333	22,955
Maturing after 10 years but within 15 years	107,317	104,916	105,779	104,940
Maturing after 15 years	2,094	2,074	65	66

Total	136,843	134,928	135,434	135,432

Total debt securities available for sale	450,926	$442,683	451,509	$446,085

Net unrealized losses on debt securities available for sale	(8,243)		(5,424)

Total debt securities available for sale, net carrying value	$442,683		$446,085

Maturities of mortgage-backed securities are shown at final contractual maturity but are expected to have shorter lives because borrowers have the right to prepay obligations without prepayment penalties.

Included in U.S. Government agency obligations are investments that can be called prior to final maturity with an amortized cost of $196.0 million and a market value of $191.4 million at March 31, 2006 and an amortized cost of $193.0 million and a market value of $189.3 million at December 31, 2005.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities aggregated by category of investments as of March 31, 2006, December 31, 2005, and March 31, 2005.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2006 Debt Securities:
U.S. Treasury obligations	$36,671	$(197)	$35,458	$(732)	$72,129	$(929)
U.S. Government agency obligations	88,961	(1,034)	146,628	(4,365)	235,589	(5,399)
Mortgaged-backed securities	94,640	(2,340)	13,511	(495)	108,151	(2,835)

Total debt securities	220,272	(3,571)	195,597	(5,592)	415,869	(9,163)
Equity securities	1,207	(58)	—	—	1,207	(58)

Total temporarily impaired investment securities at:

March 31, 2006	$221,479	$(3,629)	$195,597	$(5,592)	$417,076	$(9,221)

December 31, 2005	$248,034	$(2,938)	$156,694	$(3,828)	$404,728	$(6,766)

March 31, 2005	$322,492	$(5,015)	$15,027	$(554)	$337,519	$(5,569)

As of March 31, 2006 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for a time necessary to recover its cost, if necessary. The losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At March 31, 2006	At December 31, 2005
Mortgage loans:
Residential	$207,612	$212,711
Commercial	3,795	2,335
Construction	1,204	845

	212,611	215,891
Premium on loans	2	2
Deferred mortgage loan origination costs (fees), net	10	11

Total mortgage loans	212,623	215,904

Other loans:
Consumer:
Installment	236	245
Guaranteed education	998	1,094
Other secured	419	499
Home equity lines of credit	7,701	7,722
Unsecured	143	148

Total consumer loans	9,497	9,708
Commercial	140	118

Total other loans	9,637	9,826

Total loans	$222,260	$225,730

The Bank’s loan portfolio decreased $3.5 million during the first three months of 2006, from $225.7 million at December 31, 2005 to $222.3 million at March 31, 2006. Mortgage loans decreased $3.3 million and consumer loans decreased $0.2 million.

The Bank originated $6.0 million in loans during the recent quarter, down $2.1 million or 26% from the $8.1 million originated in the same quarter of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2006 and 2005, and December 31, 2005:

(In thousands)	At March 31, 2006	At December 31, 2005	At March 31, 2005
Non-Performing Assets:
Non-accrual loans	$130	$257	$128
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$130	$257	$128

Allowance for loan losses	$1,247	$1,253	$1,253
Allowance as a percent of non-accrual loans	959.2%	487.5%	978.9%
Allowance as a percent of total loans	0.56%	0.56%	0.54%
Non-accrual loans as a percent of total loans	0.06%	0.11%	0.06%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets decreased from December 31, 2005 to March 31, 2006 as noted in the table above. The principal balance of non-accrual loans was $130,000, or approximately 0.06% of total loans at March 31, 2006.

The Bank did not have any impaired loans as of March 31, 2006.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Balance at December 31, 2005 and 2004	$1,253	$1,307
Provision (credit) for loan losses	—	(53)
Recoveries of loans previously charged-off	—	—
Charge-offs	(6)	(1)

Balance at March 31,	$1,247	$1,253

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

At March 31, 2006 the balance of the allowance for loan losses was $1,247,000 representing 959% of non-accrual loans and 0.56% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for probable losses on its out- standing loan commitments that totaled $517,000 and $605,000 at March 31, 2006 and 2005, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $9.5 million to $775.2 million at March 31, 2006 from $784.7 million at December 31, 2005.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Demand and NOW	$84,188	$82,250
Savings and money market accounts	414,408	441,541
Time certificates of deposit	276,636	260,937

Total deposits	$775,232	$784,728

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $7.7 million at March 31, 2006. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $442.7 million and $8.8 million, respectively, at March 31, 2006. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change, which impacts net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2006 the Bank had $132.4 million or 14.9% of total assets and $315.7 million or 35.4% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2006, the Bank had a leverage Tier I capital to average assets ratio of 11.62%, a Tier I capital to risk- weighted assets ratio of 37.74% and a total capital to risk-weighted assets ratio of 38.50%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 12.14%, Tier I capital to risk-weighted assets of 39.44% and total capital to risk-weighted assets of 40.20% at March 31, 2006.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2006, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2(c). Share Repurchases

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
December 31, 2005				122,717	(1)
January 1-31, 2006	—	—	—	122,717
February 1 - 28, 2006	7,500	$33.00	7,500	115,217
March 1 - 31, 2006	5,000	$32.70	5,000	110,217

	12,500	$32.88	12,500

(1)	On October 19, 2005 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized. Additionally, the Board approved an increase of 125,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 133,317. In the fourth quarter of 2005, the Company repurchased 10,600 shares further reducing the total shares available for repurchase to 122,717 at December 31, 2005.

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

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: May 8, 2006	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: May 8, 2006	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO