Form 10-Q
period 2006-06-30
MASSBANK CORP
filed 2006-08-07
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Class: Common stock $1.00 per share.

Outstanding at July 31, 2006: 4,309,379 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$10,317	$9,590
Short-term investments (Note 5)	146,493	167,787

Total cash and cash equivalents	156,810	177,377
Interest-bearing deposits in banks	646	898
Securities available for sale, at market value (amortized cost of $462,809 in 2006 and $458,297 in 2005)	452,453	453,472
Mortgage-backed securities held to maturity, at amortized cost (market value of $5,371 in 2006 and $6,022 in 2005)	5,659	6,137
Trading securities, at market value	6,670	9,282
Loans: (Note 6)
Mortgage loans	207,412	215,904
Other loans	9,333	9,826
Allowance for loan losses	(1,297)	(1,253)

Net loans	215,448	224,477
Premises and equipment	7,309	6,525
Accrued interest receivable	3,972	3,898
Goodwill	1,090	1,090
Income tax receivable, net	143	—
Deferred income tax asset, net	5,413	3,240
Other assets	6,313	12,283

Total assets	$861,926	$898,679
Liabilities and Stockholders’ Equity:
Deposits	$751,781	$784,728
Escrow deposits of borrowers	931	1,059
Current income tax liability, net	—	35
Allowance for loan losses on off-balance sheet credit exposures	443	517
Other liabilities	6,341	7,076

Total liabilities	759,496	793,415
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,833,542 and 7,811,680 shares issued, respectively	7,834	7,812
Additional paid-in capital	57,516	57,067
Retained earnings	105,965	104,743

	171,315	169,622
Treasury stock at cost, 3,515,663 and 3,483,163 shares, respectively	(62,346)	(61,281)
Accumulated other comprehensive loss	(6,539)	(3,077)
Shares held in rabbi trust at cost, 16,744 and 15,644 shares, respectively (Note 8)	(386)	(351)
Deferred compensation obligation	386	351

Total stockholders’ equity	102,430	105,264

Total liabilities and stockholders’ equity	$861,926	$898,679

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except share data)	Three Months Ended June 30,
	2006	2005
Interest and dividend income:
Mortgage loans	$2,865	$3,038
Other loans	190	164
Securities available for sale:
Mortgage-backed securities	1,872	1,756
Other securities	3,035	2,393
Mortgage-backed securities held to maturity	77	60
Trading securities	74	185
Federal funds sold	1,882	1,458
Other investments	6	15

Total interest and dividend income	10,001	9,069

Interest expense:
Deposits	4,613	3,674

Total interest expense	4,613	3,674

Net interest income	5,388	5,395

Provision for loan losses	50	—

Net interest income after provision for loan losses	5,338	5,395
Non-interest income:
Deposit account service fees	84	101
Gains on securities available for sale, net	111	72
Gains on trading securities, net	8	172
Deferred compensation plan income (loss)	(10)	22
Other	192	218

Total non-interest income	385	585

Non-interest expense:
Salaries and employee benefits	1,868	1,924
Deferred compensation plan expense	11	50
Occupancy and equipment	610	529
Data processing	128	126
Professional services	133	135
Advertising and marketing	19	40
Deposit insurance	31	37
Other	245	331

Total non-interest expense	3,045	3,172

Income before income taxes	2,678	2,808
Income tax expense	923	951

Net income	$1,755	$1,857

Weighted average common shares outstanding:
Basic	4,329,036	4,390,071
Diluted	4,364,341	4,452,405
Earnings per share (in dollars):
Basic	$0.41	$0.42
Diluted	0.40	0.42

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands except share data)	Six Months Ended June 30,
	2006	2005
Interest and dividend income:
Mortgage loans	$5,755	$6,150
Other loans	370	326
Securities available for sale:
Mortgage-backed securities	3,670	3,474
Other securities	5,879	4,708
Mortgage-backed securities held to maturity	156	122
Trading securities	156	433
Federal funds sold	3,804	2,588
Other investments	12	33

Total interest and dividend income	19,802	17,834

Interest expense:
Deposits	8,973	7,135

Total interest expense	8,973	7,135

Net interest income	10,829	10,699
Provision (credit) for loan losses	50	(53)

Net interest income after provision (credit) for loan losses	10,779	10,752

Non-interest income:
Deposit account service fees	173	201
Gains on securities available for sale, net	349	130
Gains on trading securities, net	21	58
Deferred compensation plan income	61	10
Other	379	383

Total non-interest income	983	782

Non-interest expense:
Salaries and employee benefits	3,736	3,695
Deferred compensation plan expense	103	54
Occupancy and equipment	1,212	1,128
Data processing	271	267
Professional services	301	265
Advertising and marketing	56	60
Deposit insurance	65	75
Other	595	659

Total non-interest expense	6,339	6,203

Income before income taxes	5,423	5,331
Income tax expense	1,858	1,780

Net income	$3,565	$3,551

Weighted average common shares outstanding:
Basic	4,334,394	4,394,908
Diluted	4,370,604	4,462,343
Earnings per share (in dollars):
Basic	$0.82	$0.81
Diluted	0.82	0.80

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	3,565	—	—	—	—	3,565
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(3,462)	—	—	(3,462)
Comprehensive income								103
Cash dividends paid ($0.54 per share)	—	—	(2,343)	—	—	—	—	(2,343)
Purchase of treasury stock	—	—	—	(1,065)	—	—	—	(1,065)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(35)	35	—
Share-based payment compensation	—	38	—	—	—	—	—	38
Exercise of stock options	22	355	—	—	—	—	—	377
Tax benefit on stock options exercised	—	56	—	—	—	—	—	56

Balance at June 30, 2006	$7,834	$57,516	$105,965	$(62,346)	$(6,539)	$(386)	$386	$102,430

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	3,551	—	—	—	—	3,551
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(1,774)	—	—	(1,774)

Comprehensive income								1,777
Cash dividends paid ($0.52 per share)	—	—	(2,287)	—	—	—	—	(2,287)
Purchase of treasury stock	—	—	—	(2,239)	—	—	—	(2,239)
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options	48	865	—	—	—	—	—	913
Tax benefit on stock options exercised	—	262	—	—	—	—	—	262

Balance at June 30, 2005	$7,784	$56,440	$103,267	$(59,033)	$(17)	$(321)	$321	$108,441

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$3,565	$3,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403	303
Share-based payment compensation	38	—
Loan interest capitalized	(4)	(6)
Increase in accrued interest receivable	(74)	(104)
Decrease in other liabilities	(735)	(9,078)
Increase in income tax receivable, net	(143)	(178)
Amortization of premiums (accretion of discounts) on securities, net	(63)	(53)
Net trading securities activity	2,633	28,286
Gains on securities available for sale, net	(349)	(130)
Gains on trading securities, net	(21)	(58)
Increase in net deferred mortgage loan origination costs, net of amortization	(13)	(59)
(Increase) decrease in deferred income tax asset, net	(91)	236
Decrease in current tax liability	(35)	—
Decrease in other assets	5,958	7,963
Provision (credit) for loan losses	50	(53)
Provision (credit) for loan losses on off-balance sheet credit exposures	(74)	(3)
Gain on sale of equipment	(3)	—

Net cash provided by operating activities	11,042	30,617

Cash flows from investing activities:
Net decrease in interest-bearing bank deposits	252	1,168
Proceeds from sales of investment securities available for sale	10,219	21,910
Proceeds from maturities and redemption of investment securities available for sale	45,000	64,961
Purchases of investment securities available for sale	(56,314)	(69,640)
Purchases of mortgage-backed securities available for sale	(15,971)	(25,641)
Principal repayments of mortgage-backed securities	13,444	16,453
Loans originated	(11,261)	(22,498)
Loan principal payments received	20,257	28,830
Purchases of premises & equipment	(1,188)	(104)
Proceeds from sale of equipment	3	—

Net cash provided by investing activities	4,441	15,439

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(32,947)	(32,276)
Decrease in escrow deposits of borrowers	(128)	(173)
Payments to acquire treasury stock	(1,065)	(2,239)
Proceeds from exercise of stock options, including tax benefit	433	1,175
Cash dividends paid on common stock	(2,343)	(2,287)

Net cash used in financing activities	(36,050)	(35,800)

Net increase (decrease) in cash and cash equivalents	(20,567)	10,256
Cash and cash equivalents at beginning of period	177,377	204,079

	$156,810	$214,335

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$8,993	$7,164
Cash paid during the period for taxes, net of refunds	2,071	1,460

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2006 and December 31, 2005, and its operating results for the three months and six months ended June 30, 2006 and 2005, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting the first day of the fiscal year, January 1, 2006 for the Company. Under this method, compensation expense is also recognized for stock based awards that are modified after December 31, 2005. The Company’s Consolidated Financial Statements, as of and for the six months ended June 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the six months ended June 30, 2006 totaled $38,000. This stock-based compensation expense is related to the 34,500 stock options granted to employees and directors in January 2006 accounted for under SFAS 123(R) and to the modification of 11,250 stock options in the second quarter of 2006, due to the Retirement of a Company Director. Typically, when a Director ceases to be a Director by reason of the director’s retirement after reaching the mandatory retirement age of 72, the Board has voted to extend the date that the director’s outstanding options shall become fully exercisable from a period of three months from the date of termination to a period of five years from the date of Retirement or until the Expiration Date, if earlier. As required by SFAS 123R, the change in fair value as a result of this modification has been included in expense. The stock options that were granted in January 2006 were granted at an exercise price equal to the Company’s stock price at the date of grant. The stock options issued vest at 20% per year over 5 years and have a contractual term of ten years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value based method, no stock-based compensation expense for employee stock options was recognized in the Company’s Consolidated Financial Statements, because the exercise price of the

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Share-Based Payment (continued)

stock options granted to the Company’s employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method the Company used in adopting SFAS 123(R), the Company’s earnings results prior to fiscal year 2006 have not been restated to reflect, and do not include, the possible impact of SFAS 123(R). Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance.

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value for stock-based awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

(In thousands except per share and option data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,857	$3,551

Less: Total share-based employee compensation expense associated with stock options determined under fair value method for all option awards, net of related tax effects(1)	—	(161)

Pro forma net income	$1,857	$3,390

EARNINGS PER SHARE:
Basic – as reported	$0.42	$0.81
Basic – pro forma	0.42	0.77

Diluted – as reported	0.42	0.80
Diluted – pro forma	0.42	0.76

(1)	A Black-Scholes option pricing model was used to determine the fair values of the options granted.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

Accounting for uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109.

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Company has not yet determined the potential financial impact of adopting FIN 48.

(4) Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2006	At December 31, 2005
Federal funds sold (overnight)	$145,615	$152,785
Term federal funds sold	—	15,000
Institutional money market funds	875	—
Interest-bearing bank money market accounts	3	2

Total short-term investments	$146,493	$167,787

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At June 30, 2006, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $1,555,000 and commitments under existing home equity lines of credit and other loans of approximately $32,092,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At June 30, 2006 this allowance, which is shown separately on the balance sheet, totaled $443,000.

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

Earnings per share was calculated as follows:

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Denominator for basic earnings per share:
Average common shares outstanding	4,329	4,390	4,334	4,395

Dilutive common stock options	35	62	37	67

Denominator for diluted earnings per share	4,364	4,452	4,371	4,462

Numerator:
Net income attributable to common shares	$1,755	$1,857	$3,565	$3,551

Earnings per share:
Basic	$0.41	$0.42	$0.82	$0.81
Diluted	0.40	0.42	0.82	0.80

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At June 30, 2006 the trust held 16,744 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments to employees and the Company’s Board of Directors.

The only type of share-based payment utilized by the Company to date is stock options. Stock options are awards which allow the employee or director to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company stock price at the date of grant. Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in the first quarter of 2006 vest at 20% per year over five years and have a contractual term of ten years.

The following tables summarize stock option activity during the first six months of 2006:

	Weighted Average Exercise Price Per Share	Shares Under Option
Outstanding at December 31, 2005	$26.95	251,637
Options Granted	32.80	34,500
Options Exercised	17.26	(21,862)
Options Forfeited	39.71	(450)

Outstanding at June 30, 2006	$28.50	263,825
Exercisable at June 30, 2006	$27.85	229,325

At June 30, 2006

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise
$19.00 to $20.67	77,250	2.6 years	$19.79	77,250	$19.79
25.00 to 27.63	50,625	3.6 years	26.05	50,625	26.05
28.44 to 29.60	45,350	3.2 years	29.13	45,350	29.13
32.80 to 32.80	34,500	9.4 years	32.80	—	—
36.70 to 42.90	56,100	7.5 years	39.54	56,100	39.54
$19.00 to $42.90	263,825	4.8 years	$28.50	229,325	$27.85

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plan (continued)

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model. The following table presents the key input assumptions for the Black-Sholes valuation model:

	Six Months Ended June 30,
	2006	2005
Expected Term (years)	7.3 years	7.3 years
Volatility	21.50	21.20
Risk-free interest rate	4.29%	3.97%
Dividend Yield	3.29%	2.80%
Fair value per share	$6.56	$8.11

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2006 and 2005, was $337,000 and $827,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the six months ended June 30, 2006 and 2005 was $377,000 and $913,000, respectively. The tax benefit realized as a result of the stock option exercises was $56,000 in the first six months of 2006 compared to $262,000 for the same period in 2005.

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

The components of other comprehensive income (loss) and related tax effect for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
(In thousands)	2006	2005
Unrealized holding losses arising during period	$(5,194)	$(2,756)
Less: reclassification adjustment for gains realized in income	349	130

Net unrealized losses	(5,543)	(2,886)
Tax (expense) or benefit	2,081	1,112

Other comprehensive loss	$(3,462)	$(1,774)

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and six months ended June 30, 2006 and 2005:

Pension Benefits

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$104	$115	$207	$230
Interest cost	143	137	287	273
Expected return on plan assets	(163)	(152)	(327)	(304)
Amortization of prior service cost	(4)	(4)	(7)	(7)
Amortization of net (gains) losses	2	12	3	24

Net periodic pension expense	$82	$108	$163	$216

The Bank made an annual contribution to its defined benefit pension plan in the amount of $142,000 and $364,000, respectively, in the first quarter of 2006 and 2005.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2006

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking statements. These statements relate to future, not past, events and include, among others, statements with respect to MASSSBANK CORP.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward- looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond MASSBANK Corp.’s control). The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, a decrease in loan originations, a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation; (12) an increase in employee-related costs; (13) MASSBANK Corp.’s success at managing the risks involved in the foregoing and other risk factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The provision (credit) for loan losses on off-balance sheet credit exposures represents a charge or credit against current earnings (reported in other non-interest expense) and an addition to or deduction from the allowance for loan losses on off-balance sheet credit exposures (“off-balance sheet exposures”). In determining the amount to provide for off-balance sheet exposures, the key factor is the adequacy of the balance. The balance of the off-balance sheet exposures is maintained based on expected draw downs of committed loans, their loss experience factors, management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

Any significant changes in these assumptions and/or conditions could result in higher than estimated losses that could adversely affect the Company’s earnings results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowances. Such agencies may require the Bank to recognize additional allowances based on judgments different from those of management, which could also adversely affect the Company’s earnings results.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first six months of 2006 and 2005.

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

For the quarter ended June 30, 2006, MASSBANK Corp. reported net income of $1,755,000 or $0.40 in diluted earnings per share compared to net income of $1,857,000 or $0.42 in diluted earnings per share in the second quarter of 2005. Basic earnings per share in the recent quarter were $0.41 per share compared to $0.42 per share in the second quarter of last year. Return on average assets and return on average equity were 0.81% and 6.81%, respectively, in the second quarter of 2006 compared to 0.79% and 6.89%, respectively, in the same quarter of 2005.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the second quarter of 2006 compared to the second quarter of 2005 were:

•	The provision for loan losses in the recent quarter of $50,000 compared to no provision for loan losses in the same quarter last year.

•	The decrease in net securities gains of $125,000.

•	The decrease in deferred compensation plan income and other non-interest income of $75,000.

•	The decrease in non-interest expense of $127,000.

(In thousands) Quarters Ended June 30,	2006	2005	Variance
Income Statement Data
Total interest and dividend income	$10,001	$9,069	$932
Total interest expense	4,613	3,674	(939)

Net interest income	5,388	5,395	(7)
Provision (credit) for loan losses	50	—	(50)
Gains on securities, net	119	244	(125)
Deferred compensation plan income (loss)	(10)	22	(32)
Other non-interest income	276	319	(43)
Non-interest expense:
Salaries and employee benefits	1,868	1,924	56
Deferred compensation plan expense	11	50	39
Occupancy and equipment	610	529	(81)
Other	556	669	113
Income tax expense	923	951	28

Net income	$1,755	$1,857	$(102)
Diluted earnings per share	$0.40	$0.42	$(0.02)

(In thousands) Quarters Ended June 30,	2006	2005	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$219,376	$230,263	$(10,887)
Mortgage-backed securities	143,592	136,108	7,484
Federal funds sold	153,666	200,069	(46,403)
Short-term investments	691	1,938	(1,247)
Other securities available for sale and trading	324,821	347,442	(22,621)

Total earning assets	$842,146	$915,820	$(73,674)
Total deposits	$760,705	$827,678	$(66,973)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2006	December 31, 2005	Variance
Assets:
Short-term investments	$146,493	$167,787	$(21,294)
Interest-bearing deposits in banks	646	898	(252)
Securities available for sale, at market value	452,453	453,472	(1,019)
Securities held to maturity, at amortized cost	5,659	6,137	(478)
Trading securities, at market value	6,670	9,282	(2,612)

Total investments	611,921	637,576	(25,655)
Total loans	216,745	225,730	(8,985)
Allowance for loan losses	(1,297)	(1,253)	(44)

Net loans	215,448	224,477	(9,029)
Other assets	34,557	36,626	(2,069)

Total assets	$861,926	$898,679	$(36,753)

Liabilities:
Total deposits	$751,781	$784,728	$(32,947)
Escrow deposits of borrowers	931	1,059	(128)
Other liabilities	6,784	7,628	(844)

Total liabilities	759,496	793,415	(33,919)
Total stockholders’ equity	102,430	105,264	(2,834)

Total liabilities and stockholders’ equity	$861,926	$898,679	$(36,753)

Financial Condition

The Company’s total assets were $861.9 million at June 30, 2006, compared to $898.7 million at December 31, 2005 reflecting a decrease of $36.8 million. This includes a decrease of $25.7 million in total investments and a decrease of $9.0 million in total loans. Deposits, the primary funding source for the Company’s assets, decreased $32.9 million during the first six months of 2006, due to increased competition for deposits.

Investments

At June 30, 2006 the Company’s total investments were $611.9 million representing 71.0% of total assets compared to $637.6 million representing 70.9% of total assets at December 31, 2005. Total investments have decreased $25.7 million from year-end 2005 due mostly to a decrease in short-term investments, primarily federal funds sold. The Company’s total investments were reduced because of the decrease in the Bank’s total deposits during the first half of 2006.

The Company, however, continues to maintain approximately 17% of its assets in short-term investments, primarily federal funds sold, in order to capitalize on the current inverted yield curve environment (an environment where short-term rates actually exceed long-term rates).

Loans

The loan portfolio, net of allowance for loan losses, decreased $9.0 million or 4.0% in the first six months of 2006. At June 30, 2006 the loan portfolio, net of allowance for loan losses, totaled $215.5 million representing 25.0% of total assets compared to $224.5 million representing 25.0% of total assets at December 31, 2005. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $11.2 million or approximately 50% to $11.3 million in the first six months of 2006 from $22.5 million in the same period of 2005. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area due to the rise in market interest rates.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $202.0 million at June 30, 2006, representing 93.2% of the total loan portfolio. See page 40 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2006 and December 31, 2005.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, were $102,000 at June 30, 2006 compared to $257,000 at December 31, 2005 and $343,000 as of June 30, 2005. This represents 0.05% of total loans at June 30, 2006. The Bank had no impaired loans or real estate acquired through foreclosure at June 30, 2006.

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

Deposits at June 30, 2006 totaled $751.8 million, reflecting a decrease of $32.9 million or 4.2% from $784.7 million at December 31, 2005. In the first half of 2006 there was an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at June 30, 2006 and December 31, 2005, see page 43 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $2.8 million to $102.4 million at June 30, 2006 representing a book value of $23.72 per share. This compares to $105.3 million representing a book value of $24.32 per share at December 31, 2005.

The decrease in stockholders’ equity was essentially the result of the following: an increase in accumulated other comprehensive loss of $3.5 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates; the payment of dividends to stockholders of $2.3 million; and the Company’s repurchase of treasury stock in the amount of $1.1 million during the first six months of 2006. This was partially offset by the Company’s net income for the first half of 2006 of $3.6 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.4 million. The Company’s stockholders’ equity at June 30, 2006 also reflects a credit of less than $0.1 million for the stock option expense recorded in the first half of 2006.

Comparison of Operating Results for the Three Months ended June 30, 2006 and 2005.

Net interest income

Net interest income, the Company’s core earnings, totaled $5,388,000 for the recent quarter, essentially unchanged from the $5,395,000 recorded for the same quarter of 2005.

The decrease in net interest income reflects an increase in net interest margin offset by a decrease in average earning assets. Net interest margin represents the relationship between net interest income and average earning assets. The net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the three months ended June 30, 2006 improved 21 basis points to 2.57% from 2.36% reported in the second quarter of last year. This is the seventh consecutive quarter that the Company has reported a year-over-year improvement in net interest margin. The current inverted-yield curve environment (an environment where short-term rates actually exceed long-term rates) however, is making it increasingly difficult to improve the net interest margin. Average earning assets for the quarter ended June 30, 2006 decreased $73.7 million to $842.1 million, from $915.8 million in the same quarter of 2005.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2006 increased $936,000 or 10.3% to $10,019,000 from $9,083,000 for the three months ended June 30, 2005. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $73.7 million in average earning assets. As reflected in the table on page 26 of this report, the yield on the Company’s average earning assets in the second quarter of 2006 was 4.76%, as compared to 3.97% in the same quarter of 2005. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates and an increase in interest income on investment securities available for sale, due to higher market interest rates, higher replacement yields on new securities purchased and to a lesser extent, a change in mix of securities in the portfolio.

Interest Expense

Total interest expense for the three months ended June 30, 2006 increased $939,000, or 25.6% to $4,613,000 from $3,674,000 for the three months ended June 30, 2005. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.78% in the second quarter of 2005 to 2.43% in the second quarter of 2006. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 27, decreased $67.0 million or 8.1% to $760.7 million, from $827.7 million in the same quarter of the prior year.

(In thousands)	AVERAGE BALANCE SHEETS Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate(1)
Assets:
Earning assets:
Federal funds sold	$153,666	$1,882	4.91%	$200,069	$1,458	2.92%
Short-term investments (4)	691	6	3.60	1,938	15	3.21
Securities available for sale:
Other securities (2)	316,687	3,050	3.86	314,434	2,407	3.06
Mortgage-backed securities (2)	137,730	1,872	5.43	131,438	1,756	5.34
Mortgage-backed securities held to maturity	5,862	77	5.28	4,670	60	5.20
Trading securities	8,134	77	3.81	33,008	185	2.24
Mortgage loans (3)	209,919	2,865	5.46	220,317	3,038	5.52
Other loans (3)	9,457	190	8.02	9,946	164	6.61

Total earning assets	842,146	$10,019	4.76%	915,820	$9,083	3.97%

Allowance for loan losses	(1,247)			(1,253)

Total earning assets less allowance for loan losses	840,899

Other assets	27,344

Total assets	$868,243

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

(In thousands)	AVERAGE BALANCE SHEETS - (continued) Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$82,392	$54	0.26%	$87,056	$48	0.22%
Savings	401,071	1,786	1.79	513,563	1,998	1.56
Time certificates of deposit	277,242	2,773	4.01	227,059	1,628	2.88

Total deposits	760,705	4,613	2.43%	827,678	3,674	1.78%

Other liabilities	4,411			3,691

Total liabilities	765,116			831,369
Stockholders’ equity	103,127			107,790

Total liabilities and stockholders’ equity	$868,243			$939,159

Net interest income (tax-equivalent basis)		5,406			5,409
Less adjustment for tax-exempt interest income		18			14

Net interest income		$5,388			$5,395

Interest rate spread (5)			2.33%			2.19%

Net interest margin (6)			2.57%			2.36%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank, in the second quarter of 2006, recorded a provision for loan losses of $50,000 compared to no provision for loan losses in the same quarter of last year.

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

At June 30, 2006, the allowance for loan losses was $1,297,000 representing 0.60% of total loans and 1,272% of non-accrual loans. This compares to $1,253,000 representing 0.56% of total loans and 488% of non-accrual loans at December 31, 2005. Non-accrual loans totaled $102,000 at June 30, 2006. This compares to $257,000 at December 31, 2005 and $343,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2006 is adequate to cover the risks inherent in the loan portfolio under current conditions. The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $443,000 at June 30, 2006 and $517,000 as of December 31, 2005. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $200,000 to $385,000 in the second quarter of 2006, from $585,000 in the comparable quarter of the prior year. In the recent quarter, the Company recorded net gains on securities of $119,000 compared to net securities gains of $244,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $111,000 and net gains on trading securities of $8,000. This compares to net gains on securities available for sale of $72,000 and net gains on trading securities of $172,000 in the second quarter of 2005. The Company’s equity securities portfolio had net unrealized losses of $21,000 as of June 30, 2006; and the Company’s debt securities available for sale portfolio had net unrealized losses of $10,335,000 as of the end of the recent quarter. See page 36 of this report for more detail concerning the Company’s investment securities.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded a net loss of $10,000 due to depreciation in market value of plan assets, compared to income of $22,000 (including appreciation in market value of plan assets) in the second quarter of 2005. This decrease is offset by a decrease in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $84,000 and $192,000, respectively, for the second quarter of 2006. This compares to $101,000 and $218,000, respectively, in the second quarter of 2005. The combined total of these two items decreased $43,000 from the same quarter of the prior year.

Non-Interest Expense

Non-interest expense decreased $127,000 or 4.0% to $3,172,000 for the three months ended June 30, 2006 compared to the same period in 2005.

Salaries and employee benefits, the largest component of non-interest expense decreased $56,000 or 2.9% to $1,868,000 in the recent quarter, from $1,924,000 in the comparable quarter of 2005. The decrease is primarily attributable to a decrease in employee salary expense of $57,000 due to a decrease in the number of employees. Additionally, the Company recognized $28,000 in stock-based compensation expense in the recent quarter that is included in salaries and employee benefits expense. The recognition of this expense is required under SFAS 123R which the Company adopted effective January 1, 2006.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers decreased $39,000 to $11,000 in the recent quarter compared to the same quarter last year. This decrease is partially offset by a decrease in deferred compensation plan income reported in non-interest income.

Occupancy and equipment expense increased $81,000 or 15.3% to $610,000 in the recent quarter compared to $529,000 in the second quarter of 2005. This increase is primarily attributable to an increase in building depreciation expense. The Bank is completing construction of a new branch facility in Everett, Massachusetts and accelerated the depreciation of its existing branch facility, which is being demolished to make room for a parking lot for the new facility.

All other non-interest expenses combined decreased $113,000 or 16.9% to $556,000 for the three months ended June 30, 2006 from $669,000 for the three months ended June 30, 2005. The decrease is partly attributable to an increase of $54,000 in the credit provision for off-balance sheet credit exposures recorded in the recent quarter, reducing the Bank’s loan loss reserves against outstanding loan commitments.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $923,000 in the second quarter of 2006, a decrease of $28,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes partially offset by an increase in effective income tax rate. The Company’s income before income taxes was $2,678,000 in the recent quarter compared to $2,808,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2006 and 2005 was 34.47% and 33.87%, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2006 and 2005.

FINANCIAL OVERVIEW

For the six months ended June 30, 2006, the Company reported net income of $3,565,000, or $0.82 in diluted earnings per share compared to net income of $3,551,000 or $0.80 in diluted earnings per share for the first six months of 2005. Basic earnings per share in the first six months of 2006 were $0.82 per share compared to $0.81 per share in the same period of the prior year. Return on average assets and return on average equity were 0.81% and 6.86%, respectively, in the first six months of 2006 up from 0.75% and 6.55%, respectively, in the same period of 2005.

The major factors affecting the Company’s earnings results for the first six months of 2006 compared to the same period of 2005 were:

•	The improvement in net interest income of $130,000.

•	The provision for loan losses in the first half of 2006 of $50,000 compared to a credit provision for loan losses of $53,000 in the same period last year.

•	The increase in net securities gains of $182,000.

•	The increase in deferred compensation plan income of $51,000.

•	The decrease in other non-interest income of $32,000.

•	The increase in non-interest expense of $136,000.

•	The increase in income tax expense of $78,000.

(In thousands) Six Months Ended June 30,	2006	2005	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$6,125	$6,476	$(351)
Mortgage-backed securities	3,826	3,596	230
Federal funds sold	3,804	2,588	1,216
Other securities and short-term investments	6,047	5,174	873

Total interest and dividend income	19,802	17,834	1,968
Total interest expense	8,973	7,135	(1,838)

Net interest income	10,829	10,699	130
Provision (credit) for loan losses	50	(53)	(103)
Gains on securities, net	370	188	182
Deferred compensation plan income	61	10	51
Other non-interest income	552	584	(32)
Non-interest expense:
Salaries and employee benefits	3,736	3,695	(41)
Deferred compensation plan expense	103	54	(49)
Occupancy and equipment	1,212	1,128	(84)
Other	1,288	1,326	38
Income tax expense	1,858	1,780	(78)

Net income	$3,565	$3,551	$14
Diluted earnings per share	$0.82	$0.80	$0.02

(In thousands) Six Months Ended June 30,	2006	2005	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$221,361	$231,867	$(10,506)
Mortgage-backed securities	142,046	133,675	8,371
Federal funds sold	164,297	194,456	(30,159)
Short-term investments	728	2,178	(1,450)
Other securities available for sale and trading	324,098	361,928	(37,830)

Total earning assets	$852,530	$924,104	$(71,574)
Total deposits	$769,242	$834,251	$(65,009)

Net Interest Income

Net interest income totaled $10,829,000 for the six months ended June 30, 2006, up $130,000 from the same period in 2005. The increase in net interest income reflects an improvement in both net interest margin and net interest spread.

The Company’s net interest spread improved to 2.30% for the first half of 2006 from 2.15% in the same period last year. Net interest spread represents the difference between the yield on earning assets and the cost of the Company’s deposits. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the six months ended June 30, 2006 improved 23 basis points to 2.55% from 2.32% reported in the first six months of last year. Average earning assets for the six months ended June 30, 2006 decreased $71.6 million to $852.5 million, from $924.1 million in the same period of 2005.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2006 increased $1,975,000 or 11.1% to $19,836,000 from $17,861,000 for the six months ended June 30, 2005. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $71.6 million in average earning assets. As reflected in the table on page 32 of this report, the yield on the Company’s average earning assets in the first half of 2006 was 4.65%, as compared to 3.87% in the same period of 2005. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates and an increase in interest income on securities available for sale due to higher rates on intermediate and longer term investments. Market rates increased due to the Federal Reserve Bank’s rate setting actions. The Federal Reserve Bank Board’s Federal Open Market Committee (FOMC) raised the target rate for federal funds (the rate for overnight borrowings between banks) by 25 basis points seventeen times from the end of June 2004 to the end of June 2006, increasing the rate from 1.00% to 5.25%.

Interest Expense

Total interest expense for the six months ended June 30, 2006 increased $1,838,000, or 25.8% to $8,973,000 from $7,135,000 for the six months ended June 30, 2005. The increase in interest expense is due primarily to the higher interest rate environment in 2006 and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.72% in the first half of 2005 to 2.35% in the first half of 2006. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first six months of 2006, as shown in the table on page 33, decreased $65.0 million or 7.8% to $769.2 million, from $834.2 million in the same period of the prior year.

(In thousands)	AVERAGE BALANCE SHEETS Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$164,297	$3,804	4.67%	$194,456	$2,588	2.68%
Short-term investments (4)	728	12	3.46	2,178	33	3.08
Securities available for sale:
Other securities (2)	315,520	5,909	3.75	320,523	4,735	2.95
Mortgage-backed securities (2)	136,127	3,670	5.39	128,906	3,474	5.39
Mortgage-backed securities held to maturity	5,919	156	5.27	4,769	122	5.12
Trading securities	8,578	160	3.76	41,405	433	2.11
Mortgage loans (3)	211,777	5,755	5.43	221,897	6,150	5.54
Other loans (3)	9,584	370	7.78	9,970	326	6.59

Total earning assets	852,530	$19,836	4.65%	924,104	$17,861	3.87%

Allowance for loan losses	(1,249)			(1,280)

Total earning assets less allowance for loan losses	851,281			922,824

Other assets	26,332			25,754

Total assets	$877,613			$948,578

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

(In thousands)	AVERAGE BALANCE SHEETS - (continued) Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$82,088	$103	0.25%	$85,589	$93	0.22%
Savings	413,785	3,611	1.76	530,700	4,055	1.54
Time certificates of deposit	273,369	5,259	3.88	217,962	2,987	2.76

Total deposits	769,242	8,973	2.35%	834,251	7,135	1.72%

Other liabilities	4,390			5,869

Total liabilities	773,632			840,120
Stockholders’ equity	103,981			108,458

Total liabilities and stockholders’ equity	$877,613			$948,578

Net interest income (tax-equivalent basis)		10,863			10,726
Less adjustment for tax-exempt interest income		34			27

Net interest income		$10,829			$10,699

Interest rate spread (5)			2.30%			2.15%

Net interest margin (6)			2.55%			2.32%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first six months of 2006, the Bank recorded a provision for loan losses of $50,000 compared to a credit provision of $53,000 in the first six months of 2005.

In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

At June 30, 2006, the allowance for loan losses was $1,297,000 representing 0.60% of total loans and 1,272% of non-accrual loans. This compares to $1,253,000 representing 0.56% of total loans and 488% of non-accrual loans at December 31, 2005. Non-accrual loans totaled $102,000 at June 30, 2006. This compares to $257,000 at December 31, 2005 and $343,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2006 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $443,000 and $517,000 at June 30, 2006 and December 31, 2005, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $201,000 to $983,000 in the six months ended June 30, 2006, from $782,000 in the comparable period of the prior year.

In the first six months of 2006, the Company recorded net gains on securities of $370,000 compared to net securities gains of $188,000 in the same period last year. Net securities gains in the first half of 2006 consisted of net gains on securities available for sale of $349,000 and net gains on trading securities of $21,000. This compares to net gains on securities available for sale of $130,000 and net gains on trading securities of $58,000 in the first half of 2005.

The Bank has a supplemental retirement plan for certain executive officers. In the first six months of 2006, the Bank recorded income of $61,000 due primarily to appreciation in market value of plan assets, compared to income of $10,000 in the same period last year. This increase is offset by a similar increase in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $173,000 and $379,000, respectively, for the six months ended June 30, 2006. This compares to $201,000 and $383,000, respectively, in the six months ended June 30, 2005. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

Non-Interest Expense

Non-interest expense increased $136,000 or 2.2% to $6,339,000 for the six months ended June 30, 2006 compared to the same period in 2005.

Salaries and employee benefits, the largest component of non-interest expense increased $41,000 or 1.1% to $3,736,000 in the first half of 2006, from $3,695,000 for the first half of 2005. The increase is primarily attributable to share-based payment compensation of $38,000 that the Company recognized in the first half of 2006. The recognition of this expense is required under SFAS 123R which the Company adopted effective January 1, 2006.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers increased $49,000 to $103,000 in the first six months of 2006 compared to the same period last year. This increase is offset by an increase in deferred compensation plan income reported in non-interest income.

Occupancy and equipment expense increased $84,000 or 7.4% to $1,212,000 in the first half of 2006 compared to $1,128,000 in the first six months of 2005. This increase is primarily attributable to an increase in building depreciation expense. The Bank is completing construction of a new branch facility in Everett, Massachusetts and accelerated the depreciation of its existing branch facility, which is being demolished to make room for a parking lot for the new facility.

All other non-interest expenses combined decreased $38,000 or 2.9% to $1,288,000 for the six months ended June 30, 2006 from $1,326,000 for the six months ended June 30, 2005. The decrease is partly attributable to an increase of $71,000 in the credit provision for off-balance sheet credit exposures recorded in the first six months of this year compared to the same period last year, reducing the Bank’s loan loss reserves against outstanding loan commitments.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $1,858,000 in the first half of 2006, an increase of $78,000 when compared to the same period last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company’s income before income taxes was $5,423,000 in the first six months of 2006 compared to $5,331,000 for the same period a year ago. The effective income tax rate for the six months ended June 30, 2006 and 2005 was 34.26% and 33.39%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at June 30, 2006 with gross unrealized gains and losses follows:

(In thousands) At June 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,659	$—	$(288)	$5,371

Total securities held to maturity	$5,659	$—	$(288)	$5,371

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$59,050	$—	$(778)	$58,272
U.S. Government agency obligations	255,025	—	(6,189)	248,836

Total	314,075	—	(6,967)	307,108

Mortgage-backed securities:
Government National Mortgage Association	2,316	20	—	2,336
Federal Home Loan Mortgage Corporation	133,345	386	(3,685)	130,046
Federal National Mortgage Association	2,728	—	(89)	2,639
Collateralized mortgage obligations	81	—	—	81

Total mortgage-backed securities	138,470	406	(3,774)	135,102

Total debt securities available for sale	452,545	406	(10,741)	442,210

Equity securities	10,264	444	(465)	10,243

Total securities available for sale	462,809	$850	$(11,206)	$452,453

Net unrealized losses on securities available for sale	(10,356)

Total securities available for sale, net	452,453

Total investment securities, net	$458,112

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At June 30, 2006	Market Value
U.S. Treasury obligations	$4,946
Marketable equity securities	1,720
Investments in mutual funds	4

Total trading securities	$6,670

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2005 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$6,137	$—	$(115)	$6,022

Total	$6,137	$—	$(115)	$6,022

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$77,051	$—	$(935)	$76,116
U.S. Government agency obligations	239,024	10	(4,497)	234,537

Total	316,075	10	(5,432)	310,653

Mortgage-backed securities:
Government National Mortgage Association	3,262	89	—	3,351
Federal Home Loan Mortgage Corporation	128,942	1,003	(1,058)	128,887
Federal National Mortgage Association	3,138	2	(37)	3,103
Collateralized mortgage obligations	92	—	(1)	91

Total mortgage-backed securities	135,434	1,094	(1,096)	135,432

Total debt securities available for sale	451,509	1,104	(6,528)	446,085

Equity securities	6,788	722	(123)	7,387

Total securities available for sale	458,297	$1,826	$(6,651)	$453,472

Net unrealized losses on securities available for sale	(4,825)

Total securities available for sale, net	453,472

Total investment securities, net	$459,609

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At December 31, 2005	Market Value
U.S. Treasury obligations	$7,896
Marketable equity securities	1,382
Investments in mutual funds	4

Total trading securities	$9,282

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at June 30, 2006 and December 31, 2005 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and market value of debt securities available for sale by contractual maturity are as follows:

(In thousands)	June 30, 2006		December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment securities available for sale:
U.S. Treasury obligations:
Maturing within 1 year	$46,045	$45,728	$50,950	$50,595
Maturing after 1 year but within 5 years	13,005	12,544	26,101	25,521

Total	59,050	58,272	77,051	76,116

U.S. Government agency obligations:
Maturing within 1 year	73,999	73,276	45,999	45,612
Maturing after 1 year but within 5 years	157,994	153,325	171,992	168,254
Maturing after 5 years but within 10 years	21,996	21,257	19,996	19,665
Maturing after 10 years but within 15 years	1,036	978	1,037	1,006

Total	255,025	248,836	239,024	234,537

Mortgage-backed securities:
Maturing within 1 year	144	146	19	20
Maturing after 1 year but within 5 years	8,563	8,667	7,238	7,451
Maturing after 5 years but within 10 years	19,198	19,385	22,333	22,955
Maturing after 10 years but within 15 years	110,565	106,904	105,779	104,940
Maturing after 15 years	—	—	65	66

Total	138,470	135,102	135,434	135,432

Total debt securities available for sale	452,545	$442,210	451,509	$446,085

Net unrealized losses on debt securities available for sale	(10,335)		(5,424)

Total debt securities available for sale, net carrying value	$442,210		$446,085

Maturities of mortgage-backed securities are shown at final contractual maturity but are expected to have shorter lives because borrowers have the right to prepay obligations without prepayment penalties.

Included in U.S. Government agency obligations are investments that can be called prior to final maturity with an amortized cost of $187.0 million and a market value of $181.9 million at June 30, 2006 and an amortized cost of $193.0 million and a market value of $189.3 million at December 31, 2005.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities aggregated by category of investments as of June 30, 2006, December 31, 2005, and June 30, 2005.

Temporarily Impaired Investment Securities (Unaudited)

(In thousands)	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2006
Debt Securities:
U.S. Treasury obligations	$20,825	$(121)	$37,447	$(657)	$58,272	$(778)
U.S. Government agency obligations	119,114	(1,882)	129,686	(4,307)	248,800	(6,189)
Mortgaged-backed securities	105,041	(3,693)	5,767	(369)	110,808	(4,062)

Total debt securities	244,980	(5,696)	172,900	(5,333)	417,880	(11,029)
Equity securities	4,511	(465)	—	—	4,511	(465)

Total temporarily impaired investment securities at:

June 30, 2006	$249,491	$(6,161)	$172,900	$(5,333)	$422,391	$(11,494)

December 31, 2005	$248,034	$(2,938)	$156,694	$(3,828)	$404,728	$(6,766)

June 30, 2005	$146,802	$(1,407)	$110,894	$(1,925)	$257,696	$(3,332)

As of June 30, 2006 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2006	At December 31, 2005
Mortgage loans:
Residential	$202,000	$212,711
Commercial	3,813	2,335
Construction	1,573	845

	207,386	215,891
Premium on loans	2	2
Deferred mortgage loan origination costs (fees), net	24	11

Total mortgage loans	207,412	215,904

Other loans:
Consumer:
Installment	230	245
Guaranteed education	867	1,094
Other secured	405	499
Home equity lines of credit	7,604	7,722
Unsecured	142	148

Total consumer loans	9,248	9,708
Commercial	85	118

Total other loans	9,333	9,826

Total loans	$216,745	$225,730

The Bank’s loan portfolio decreased $9.0 million during the first six months of 2006, from $225.7 million at December 31, 2005 to $216.7 million at June 30, 2006. Mortgage loans decreased $8.5 million and consumer loans decreased $0.5 million.

The Bank’s mortgage lending activity, particularly refinancing activity, has decreased significantly in 2006 compared to the prior year. Loan originations, as a result, decreased to $5.3 million in the recent quarter from $14.4 million in the second quarter of last year. For the first six months of 2006, loan originations totaled $11.3 million compared to $22.5 million in the first six months of 2005.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2006 and 2005, and December 31, 2005:

(In thousands)	At June 30, 2006	At December 31, 2005	At June 30, 2005
Non-Performing Assets:

Non-accrual loans	$102	$257	$343
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$102	$257	$343

Allowance for loan losses	$1,297	$1,253	$1,253
Allowance as a percent of non-accrual loans	1,271.6%	487.5%	365.3%
Allowance as a percent of total loans	0.60%	0.56%	0.54%
Non-accrual loans as a percent of total loans	0.05%	0.11%	0.15%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

Non-performing assets decreased from December 31, 2005 to June 30, 2006 as noted in the table above. The principal balance of non-accrual loans was $102,000, or approximately 0.05% of total loans at June 30, 2006.

The Bank did not have any impaired loans as of June 30, 2006.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Balance at December 31, 2005 and 2004	$1,253	$1,307
Provision (credit) for loan losses	50	(53)
Recoveries of loans previously charged-off	—	—
Charge-offs	(6)	(1)

Balance at June 30,	$1,297	$1,253

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

At June 30, 2006 the balance of the allowance for loan losses was $1,297,000 representing 1,272% of non-accrual loans and 0.60% of total loans. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its out- standing loan commitments that totaled $443,000 and $585,000 at June 30, 2006 and 2005, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $32.9 million to $751.8 million at June 30, 2006 from $784.7 million at December 31, 2005 due to increased competition for deposits.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Demand and NOW	$81,953	$82,250
Savings and money market accounts	391,571	441,541
Time certificates of deposit	278,257	260,937

Total deposits	$751,781	$784,728

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $10.2 million at June 30, 2006. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio and trading account have a market value of $442.2 million and $6.7 million, respectively, at June 30, 2006. Interest rate changes affect the value of these portfolios. Rising interest rates would generally reduce the value of these portfolios.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2006 the Bank had $146.5 million or 17.0% of total assets and $312.1 million or 36.2% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2006, the Bank had a leverage Tier I capital to average assets ratio of 11.84%, a Tier I capital to risk- weighted assets ratio of 37.90% and a total capital to risk-weighted assets ratio of 38.54%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 12.38%, Tier I capital to risk-weighted assets of 39.61% and total capital to risk-weighted assets of 40.24% at June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2006, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2(c). Share Repurchases

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
March 31, 2006				110,217	(1)
April 1-30, 2006	5,000	$32.80	5,000	105,217
May 1-31, 2006	5,000	$32.55	5,000	100,217
June 1-30, 2006	10,000	$32.725	10,000	90,217

	20,000	$32.70	20,000

(1)	On October 19, 2005 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized. Additionally, the Board approved an increase of 125,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 133,317. In the fourth quarter of 2005 and the first quarter of 2006, the Company repurchased 23,100 shares further reducing the total shares available for repurchase to 110,217 at March 31, 2006.

Item 2(c). (Continued)

In addition, the following number of shares were purchased for the Company’s Directors’ Deferred Compensation Plan and Trust during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
April 1-30, 2006	0	$0.00	0	0
May 1-31, 2006	1,100	$32.55	0	0
June 1-30, 2006	0	$0.00	0	0

	1,100	$32.55

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 18, 2006, the following proposal was submitted to a vote of the stockholders:

Election of four Directors to the Board of Directors, each to serve for a term of three years:*

Director	Votes cast for	Votes Withheld
Allan S. Bufferd	3,193,142	605,468
Kathleen M. Camilli	3,010,507	788,103
Stephen W. Carr	3,195,211	603,399
Nancy L. Pettinelli	3,184,965	613,645

*	The directors are elected by a plurality of the votes cast. Votes may only be cast in favor or withheld from the nominees; there is no ability to abstain. Accordingly, votes that are withheld and broker non-votes have no effect on the results of the vote for the election of Directors.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: August 7, 2006	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: August 7, 2006	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO