Form 10-Q
period 2006-09-30
MASSBANK CORP
filed 2006-11-07
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Class: Common stock $1.00 per share.

Outstanding at October 31, 2006: 4,318,004 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$8,489	$9,590
Short-term investments (Note 5)	138,854	167,787

Total cash and cash equivalents	147,343	177,377
Term federal funds sold	15,000	—
Interest-bearing deposits in banks	—	898
Securities available for sale, at market value (amortized cost of $434,564 in 2006 and $458,297 in 2005)	429,013	453,472
Mortgage-backed securities held to maturity, at amortized cost (market value of $5,277 in 2006 and $6,022 in 2005)	5,416	6,137
Trading securities, at market value	369	9,282
Loans: (Note 6)
Mortgage loans	204,036	215,904
Other loans	9,840	9,826
Allowance for loan losses	(1,395)	(1,253)

Net loans	212,481	224,477
Premises and equipment	7,476	6,525
Accrued interest receivable	5,573	3,898
Goodwill	1,090	1,090
Income tax receivable, net	246	—
Deferred income tax asset, net	3,587	3,240
Other assets	18,333	12,283

Total assets	$845,927	$898,679
Liabilities and Stockholders’ Equity:
Deposits	$729,411	$784,728
Escrow deposits of borrowers	992	1,059
Current income tax liability, net	—	35
Allowance for loan losses on off-balance sheet credit exposures	336	517
Other liabilities	9,286	7,076

Total liabilities	740,025	793,415
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,840,167 and 7,811,680 shares issued, respectively	7,840	7,812
Additional paid-in capital	57,695	57,067
Retained earnings	106,532	104,743

	172,067	169,622
Treasury stock at cost, 3,525,663 and 3,483,163 shares, respectively	(62,672)	(61,281)
Accumulated other comprehensive loss	(3,493)	(3,077)
Shares held in rabbi trust at cost, 16,744 and 15,644 shares, respectively (Note 8)	(386)	(351)
Deferred compensation obligation	386	351

Total stockholders’ equity	105,902	105,264

Total liabilities and stockholders’ equity	$845,927	$898,679

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
(In thousands except share data)	2006	2005
Interest and dividend income:
Mortgage loans	$2,799	$2,998
Other loans	200	181
Securities available for sale:
Mortgage-backed securities	1,799	1,737
Other securities	3,146	2,450
Mortgage-backed securities held to maturity	73	59
Trading securities	38	187
Federal funds sold	1,923	1,722
Other investments	74	12

Total interest and dividend income	10,052	9,346

Interest expense:
Deposits	4,872	3,878

Total interest expense	4,872	3,878

Net interest income	5,180	5,468
Provision for loan losses	82	—

Net interest income after provision for loan losses	5,098	5,468

Non-interest income:
Deposit account service fees	84	100
Gains on securities available for sale, net	80	177
Gains on trading securities, net	88	61
Deferred compensation plan income	48	49
Other	147	167

Total non-interest income	447	554

Non-interest expense:
Salaries and employee benefits	1,808	1,877
Deferred compensation plan expense	69	71
Occupancy and equipment	490	521
Data processing	146	137
Professional services	113	115
Advertising and marketing	46	44
Deposit insurance	31	35
Other	226	376

Total non-interest expense	2,929	3,176

Income before income taxes	2,616	2,846
Income tax expense	885	962

Net income	$1,731	$1,884

Weighted average common shares outstanding:
Basic	4,315,211	4,342,872
Diluted	4,349,187	4,397,998
Earnings per share (in dollars):
Basic	$0.40	$0.43
Diluted	0.40	0.43

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
(In thousands except share data)	2006	2005
Interest and dividend income:
Mortgage loans	$8,554	$9,148
Other loans	570	507
Securities available for sale:
Mortgage-backed securities	5,469	5,211
Other securities	9,025	7,158
Mortgage-backed securities held to maturity	229	181
Trading securities	194	620
Federal funds sold	5,727	4,310
Other investments	86	45

Total interest and dividend income	29,854	27,180

Interest expense:
Deposits	13,845	11,013

Total interest expense	13,845	11,013

Net interest income	16,009	16,167
Provision (credit) for loan losses	132	(53)

Net interest income after provision (credit) for loan losses	15,877	16,220

Non-interest income:
Deposit account service fees	258	301
Gains on securities available for sale, net	429	307
Gains on trading securities, net	109	119
Deferred compensation plan income	109	59
Other	525	550

Total non-interest income	1,430	1,336

Non-interest expense:
Salaries and employee benefits	5,544	5,572
Deferred compensation plan expense	172	125
Occupancy and equipment	1,702	1,649
Data processing	417	404
Professional services	414	380
Advertising and marketing	102	104
Deposit insurance	96	110
Other	821	1,035

Total non-interest expense	9,268	9,379

Income before income taxes	8,039	8,177
Income tax expense	2,743	2,742

Net income	$5,296	$5,435

Weighted average common shares outstanding:
Basic	4,327,930	4,377,372
Diluted	4,363,386	4,440,659
Earnings per share (in dollars):
Basic	$1.22	$1.24
Diluted	1.21	1.22

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	5,296	—	—	—	—	5,296
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(416)	—	—	(416)

Comprehensive income								4,880
Cash dividends paid ($0.81 per share)	—	—	(3,507)	—	—	—	—	(3,507)
Purchase of treasury stock	—	—	—	(1,391)	—	—	—	(1,391)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(35)	35	—
Share-based payment compensation	—	50	—	—	—	—	—	50
Exercise of stock options	28	492	—	—	—	—	—	520
Tax benefit on stock options exercised	—	86	—	—	—	—	—	86

Balance at September 30, 2006	$7,840	$57,695	$106,532	$(62,672)	$(3,493)	$(386)	$386	$105,902

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2005 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2004	$7,736	$55,313	$102,003	$(56,794)	$1,757	$(553)	$553	$110,015
Net Income	—	—	5,435	—	—	—	—	5,435
Other comprehensive loss, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 10)	—	—	—	—	(3,974)	—	—	(3,974)

Comprehensive income								1,461
Cash dividends paid ($0.78 per share)	—	—	(3,413)	—	—	—	—	(3,413)
Purchase of treasury stock	—	—	—	(4,138)	—	—	—	(4,138)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(14)	14	—
Distribution of company stock from deferred compensation plan	—	—	—	—	—	232	(232)	—
Exercise of stock options	58	1,094	—	—	—	—	—	1,152
Tax benefit on stock options exercised	—	263	—	—	—	—	—	263

Balance at September 30, 2005	$7,794	$56,670	$104,025	$(60,932)	$(2,217)	$(335)	$335	$105,340

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$5,296	$5,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562	447
Share-based payment compensation	50	—
Loan interest capitalized	(8)	(7)
Increase in accrued interest receivable	(1,675)	(852)
(Decrease) increase in other liabilities	226	(179)
(Increase) decrease in income tax receivable, net	(246)	119
Amortization of premiums (accretion of discounts) on securities, net	15	(33)
Net trading securities activity	9,022	36,329
Gains on securities available for sale, net	(429)	(307)
Gains on trading securities, net	(109)	(119)
Increase in net deferred mortgage loan origination costs, net of amortization	(18)	(86)
(Increase) decrease in deferred income tax asset, net	(35)	229
Decrease in current tax liability	(35)	—
Decrease (increase) in other assets	(4,068)	584
Provision (credit) for loan losses	132	(53)
Provision (credit) for loan losses on off-balance sheet credit exposures	(181)	—
Gain on sale of equipment	(3)	—

Net cash provided by operating activities	8,496	41,507

Cash flows from investing activities:
Purchases of term federal funds	(15,000)	(15,000)
Net decrease in interest-bearing bank deposits	898	1,606
Proceeds from sales of investment securities available for sale	15,565	24,732
Proceeds from maturities and redemption of investment securities available for sale	75,000	86,959
Purchases of investment securities available for sale	(70,097)	(95,468)
Purchases of mortgage-backed securities available for sale	(15,971)	(32,662)
Principal repayments of mortgage-backed securities	20,371	24,445
Loans originated	(17,096)	(40,009)
Loan principal payments received	28,986	45,224
Purchases of premises & equipment	(1,513)	(163)
Proceeds from sale of equipment	3	—

Net cash provided by (used in) investing activities	21,146	(336)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(55,317)	(46,868)
Decrease in escrow deposits of borrowers	(67)	(65)
Payments to acquire treasury stock	(1,391)	(4,138)
Purchase of company stock for deferred compensation plan	(35)	(14)
Increase in deferred compensation obligation	35	14
Proceeds from exercise of stock options, including tax benefit	606	1,415
Cash dividends paid on common stock	(3,507)	(3,413)

Net cash used in financing activities	(59,676)	(53,069)

Net decrease in cash and cash equivalents	(30,034)	(11,898)
Cash and cash equivalents at beginning of period	177,377	204,079

Cash and cash equivalents at end of period	$147,343	$192,181

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$13,840	$11,059
Cash paid during the period for taxes, net of refunds	2,973	2,132

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2006 and December 31, 2005, and its operating results for the three months and nine months ended September 30, 2006 and 2005, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income. The Company adopted SFAS 123(R) using the modified prospective transition method that requires the application of the accounting standard starting the first day of the fiscal year, January 1, 2006 for the Company. Under this method, compensation expense is also recognized for stock based awards that are modified after December 31, 2005. The Company’s Consolidated Financial Statements, as of and for the nine months ended September 30, 2006, reflect the impact of SFAS 123(R). Stock-based compensation expense for the nine months ended September 30, 2006 totaled $50,000. This stock-based compensation expense is related to the 35,000 stock options granted to employees and directors in 2006, net of any forfeitures, accounted for under SFAS 123(R) and to the modification of 11,250 stock options in the second quarter of 2006, due to the retirement of a Company Director. Typically, when a Director ceases to be a Director by reason of the director’s retirement after reaching the mandatory retirement age of 72, the Board has voted to extend the date that the director’s outstanding options shall become fully exercisable from a period of three months from the date of termination to a period of five years from the date of retirement or until the expiration date, if earlier. As required by SFAS 123R, the change in fair value as a result of this modification has been included in expense. The stock options that were granted in 2006 were granted at an exercise price equal to the Company’s closing stock price at the date of grant. The stock options issued vest at 20% per year over 5 years and have a contractual term of ten years.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2) Share-Based Payment (continued)

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

(In thousands except per share and option data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,884	$5,435

Less: Total share-based employee compensation expense associated with stock options determined under fair value method for all option awards, net of related tax effects(1)	—	(161)

Pro forma net income	$1,884	$5,274

EARNINGS PER SHARE:
Basic – as reported	$0.43	$1.24
Basic – pro forma	0.43	1.20

Diluted – as reported	0.43	1.22
Diluted – pro forma	0.43	1.19

(1)	A Black-Scholes option pricing model was used to determine the fair values of the options granted.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3) Recent Accounting Pronouncements:

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its financial position and results of operations.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)

In September 2006, FASB issued SFAS No. 158, which requires employers to recognize the under-funded or over-funded status of a defined benefit plan as an asset or liability in its statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for the years ending after December 15, 2006, with changes in the funded status recognized through comprehensive income in the year in which they occur.

SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. As such, the adoption is not expected to have an impact to the Company’s results of operations in 2006. Adoption of SFAS No. 158 is not expected to have a material impact on the Company’s financial position.

SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of the Company’s financial statements and related disclosures. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company is currently evaluating the impact of adopting SAB No. 108 on its results of operations and financial position.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109

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

(5) Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At September 30, 2006	At December 31, 2005
Federal funds sold (overnight)	$115,177	$152,785
Term federal funds sold	15,000	15,000
Institutional money market funds	8,674	—
Interest-bearing bank money market accounts	3	2

Total short-term investments	$138,854	$167,787

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(6) Commitments

At September 30, 2006, the Company had outstanding commitments to originate mortgage loans and to advance funds for construction loans amounting to $1,964,000 and commitments under existing home equity lines of credit and other loans of approximately $30,864,000 which are not reflected on the consolidated balance sheet. The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At September 30, 2006 this allowance, which is shown separately on the balance sheet, totaled $336,000.

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

Earnings per share was calculated as follows:

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Denominator for basic earnings per share:
Average common shares outstanding	4,315	4,343	4,328	4,377

Dilutive common stock options	34	55	35	64

Denominator for diluted earnings per share	4,349	4,398	4,363	4,441

Numerator:
Net income attributable to common shares	$1,731	$1,884	$5,296	$5,435

Earnings per share:
Basic	$0.40	$0.43	$1.22	$1.24
Diluted	0.40	0.43	1.21	1.22

(8) Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At September 30, 2006, the Trust held 16,744 shares of MASSBANK Corp. common stock which were purchased in the open market or in private transactions over a period of time. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments to employees and the Company’s Board of Directors.

The only type of share-based payment utilized by the Company to date is stock options. Stock options are awards which allow the employee or director to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company closing stock price at the date of grant. Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in 2006 vest at 20% per year over five years and have a contractual term of ten years.

The following tables summarize stock option activity during the first nine months of 2006:

	Weighted Average Exercise Price Per Share	Shares Under Option
Outstanding at December 31, 2005	$26.95	251,637
Options Granted	32.79	35,500
Options Exercised	18.29	(28,487)
Options Forfeited	36.07	(950)

Outstanding at September 30, 2006	$28.68	257,700
Exercisable at September 30, 2006	$28.04	222,700

At September 30, 2006		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $20.67	72,625	2.4 years	$19.79	72,625	$19.79
25.00 to 27.63	49,125	3.4 years	26.09	49,125	26.09
28.44 to 29.60	44,850	2.9 years	29.14	44,850	29.14
32.50 to 32.80	35,000	9.2 years	32.79	—	—
36.70 to 42.90	56,100	7.2 years	39.54	56,100	39.54

$19.00 to $42.90	257,700	4.6 years	$28.68	222,700	$28.04

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9) Stock Option Plan (continued)

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model. The following table presents the key input assumptions for the Black-Sholes valuation model:

	Nine Months Ended September 30,
	2006	2005
Expected Term (years)	7.3 years	7.3 years
Volatility	21.50%	21.20%
Risk-free interest rate	4.31%	3.97%
Dividend Yield	3.29%	2.80%
Fair value per share	$6.58	$8.11

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended September 30, 2006 and 2005, was $408,000 and $938,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the nine months ended September 30, 2006 and 2005 was $520,000 and $1,152,000, respectively. The tax benefit realized as a result of the stock option exercises was $86,000 in the first nine months of 2006 compared to $263,000 for the same period in 2005.

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

The components of other comprehensive income (loss) and related tax effect for the nine months ended September 30, 2006 and 2005 are as follows:

(In thousands)	Nine Months Ended September 30,
	2006	2005
Unrealized holding losses arising during period	$(298)	$(6,070)
Less: reclassification adjustment for gains realized in income	429	307

Net unrealized losses	(727)	(6,377)
Tax (expense) or benefit	311	2,403

Other comprehensive loss	$(416)	$(3,974)

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and nine months ended September 30, 2006 and 2005:

Pension Benefits

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$103	$114	$310	$344
Interest cost	144	136	431	409
Expected return on plan assets	(164)	(151)	(491)	(455)
Amortization of prior service cost	(3)	(3)	(10)	(10)
Amortization of net (gains) losses	1	12	4	36

Net periodic pension expense	$81	$108	$244	$324

The Bank made an annual contribution to its defined benefit pension plan in the amount of $142,000 and $364,000, respectively, in the first quarter of 2006 and 2005.

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2006

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first nine months of 2006 and 2005.

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

For the quarter ended September 30, 2006, MASSBANK Corp. reported net income of $1,731,000 or $0.40 in basic and diluted earnings per share compared to net income of $1,884,000 or $0.43 in basic and diluted earnings per share in the third quarter of 2005. Return on average assets and return on average equity were 0.82% and 6.72%, respectively, in the third quarter of 2006 compared to 0.82% and 7.06%, respectively, in the same quarter of 2005.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the third quarter of 2006 compared to the third quarter of 2005 were:

•	The decrease in net interest income of $288,000.

•	The provision for loan losses in the recent quarter of $82,000 compared to no provision for loan losses in the same quarter last year.

•	The decrease in net securities gains of $70,000.

•	The decrease in deferred compensation plan income and other non-interest income of $37,000.

•	The decrease in non-interest expense of $247,000.

•	The decrease in income tax expense of $77,000.

(In thousands) Quarters Ended September 30,	2006	2005	Variance
Income Statement Data
Total interest and dividend income	$10,052	$9,346	$706
Total interest expense	4,872	3,878	(994)

Net interest income	5,180	5,468	(288)
Provision (credit) for loan losses	82	—	(82)
Gains on securities, net	168	238	(70)
Deferred compensation plan income	48	49	(1)
Other non-interest income	231	267	(36)
Non-interest expense	2,929	3,176	247
Income tax expense	885	962	77

Net income	$1,731	$1,884	$(153)
Diluted earnings per share	$0.40	$0.43	$(0.03)

(In thousands) Quarters Ended September 30,	2006	2005	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$214,885	$228,626	$(13,741)
Mortgage-backed securities	138,206	135,396	2,810
Federal funds sold	143,922	199,336	(55,414)
Short-term investments	5,750	1,345	4,405
Other securities available for sale and trading	319,403	332,889	(13,486)

Total earning assets	$822,166	$897,592	$(75,426)
Total deposits	$741,044	$809,607	$(68,563)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2006	December 31, 2005	Variance
Assets:
Short-term investments	$138,854	$167,787	$(28,933)
Term federal funds sold	15,000	—	15,000
Interest-bearing deposits in banks	—	898	(898)
Securities available for sale, at market value	429,013	453,472	(24,459)
Securities held to maturity, at amortized cost	5,416	6,137	(721)
Trading securities, at market value	369	9,282	(8,913)

Total investments	588,652	637,576	(48,924)
Total loans	213,876	225,730	(11,854)
Allowance for loan losses	(1,395)	(1,253)	(142)

Net loans	212,481	224,477	(11,996)
Other assets	44,794	36,626	8,168

Total assets	$845,927	$898,679	$(52,752)

Liabilities:
Total deposits	$729,411	$784,728	$(55,317)
Escrow deposits of borrowers	992	1,059	(67)
Other liabilities	9,622	7,628	1,994

Total liabilities	740,025	793,415	(53,390)
Total stockholders’ equity	105,902	105,264	638

Total liabilities and stockholders’ equity	$845,927	$898,679	$(52,752)

Financial Condition

The Company’s total assets were $845.9 million at September 30, 2006, compared to $898.7 million at December 31, 2005 reflecting a decrease of $52.8 million. This includes a decrease of $48.9 million in total investments and a decrease of $12.0 million in total loans, partially offset by an increase in other assets of $8.1 million. Deposits, the primary funding source for the Company’s assets, decreased $55.3 million during the first nine months of 2006, due to increased competition for deposits.

Investments

At September 30, 2006, the Company’s total investments were $588.7 million representing 69.6% of total assets compared to $637.6 million representing 70.9% of total assets at December 31, 2005. Total investments have decreased $48.9 million from year-end 2005. The Company’s total investments were reduced because of the decrease in the Bank’s total deposits during the first nine months of 2006.

The decline in total investments includes a decrease in short-term investments, primarily federal funds sold, of $28.9 million. The Company, however, continues to maintain a strong liquidity position with over 16% of its assets in short-term investments, primarily federal funds sold. This also helps the Bank capitalize on the current inverted yield curve environment (an environment where short-term rates actually exceed long-term rates).

Loans

The loan portfolio, net of allowance for loan losses, decreased $12.0 million or 5.3% in the first nine months of 2006. At September 30, 2006, the loan portfolio, net of allowance for loan losses, totaled $212.5 million representing 25.1% of total assets compared to $224.5 million representing 25.0% of total assets at December 31, 2005. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $22.9 million or approximately 57% to $17.1 million in the first nine months of 2006 from $40.0 million in the same period of 2005. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area due to the rise in market interest rates.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $197.5 million at September 30, 2006, representing 92.4% of the total loan portfolio. See page 41 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2006 and December 31, 2005.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, are at historical lows totaling only $5,000 at September 30, 2006 compared to $257,000 at December 31, 2005 and $267,000 as of September 30, 2005. The Bank had no impaired loans or real estate acquired through foreclosure at September 30, 2006.

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

Deposits at September 30, 2006 totaled $729.4 million, reflecting a decrease of $55.3 million or 7.0% from $784.7 million at December 31, 2005. In the first nine months of 2006 there was an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at September 30, 2006 and December 31, 2005, see page 44 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity increased $0.6 million to $105.9 million at September 30, 2006, from $105.3 million at December 31, 2005. This represents a book value of $24.55 per share at September 30, 2006, up $0.23 from $24.32 per share at December 31, 2005.

The increase in stockholders’ equity was essentially the result of the following: the Company’s net income for the first nine months of 2006 of $5.3 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.6 million. This was essentially offset by the payment of dividends to stockholders of $3.5 million; the Company’s repurchase of treasury stock in the amount of $1.4 million during the first nine months of 2006; and an increase in accumulated other comprehensive loss of $0.4 million due primarily to the decline in market value of the Company’s debt securities portfolio as a result of rising interest rates.

Comparison of Operating Results for the Three Months ended September 30, 2006 and 2005.

Net interest income

Net interest income for the recent quarter decreased by $288,000 or 5.3% to $5,180,000 from $5,468,000 in the same quarter of 2005, as the Bank continued to be challenged by the current inverted yield curve environment (an environment where short-term rates actually exceed long-term rates). Additionally, the market for deposits has become more competitive as financial institutions have been more aggressive in pricing their deposit products to retain deposits. MASSBANK has chosen not to match these competitors’ rates in order to protect its net interest margin.

The decrease in net interest income reflects an improvement in net interest margin offset by the reduction in net interest income resulting from a decrease in average earning assets and average deposits. The Company’s net interest margin in the recent quarter improved 9 basis points to 2.53% from 2.44% in the third quarter of 2005. This is the eighth consecutive quarter that the Company has reported a year-over-year improvement in net interest margin.

Average earning assets for the recent quarter declined $75.4 million to $822.2 million, from $897.6 million in the third quarter of last year. Average total deposits were $741.0 million for the third quarter 2006 compared to $809.6 million for the same quarter of 2005.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2006 increased $711,000 or 7.6% to $10,073,000 from $9,362,000 for the three months ended September 30, 2005. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $75.4 million in average earning assets. As reflected in the table on page 27 of this report, the yield on the Company’s average earning assets in the third quarter of 2006 was 4.90%, as compared to 4.17% in the same quarter of 2005. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates and an increase in interest income on investment securities available for sale, due to higher market interest rates, higher replacement yields on new securities purchased and to a lesser extent, a change in mix of securities in the portfolio.

Interest Expense

Total interest expense for the three months ended September 30, 2006 increased $994,000, or 25.6% to $4,872,000 from $3,878,000 for the three months ended September 30, 2005. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.90% in the third quarter of 2005 to 2.61% in the third quarter of 2006. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 28, decreased $68.6 million or 8.5% to $741.0 million, from $809.6 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended September 30,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$143,922	$1,923	5.30%	$199,336	$1,722	3.43%
Short-term investments (4)	5,750	74	5.08	1,345	12	3.51
Securities available for sale:
Other securities (2)	314,664	3,165	4.02	304,074	2,466	3.24
Mortgage-backed securities (2)	132,667	1,799	5.42	130,809	1,737	5.31
Mortgage-backed securities held to maturity	5,539	73	5.29	4,587	59	5.08
Trading securities	4,739	40	3.35	28,815	187	2.57
Mortgage loans (3)	205,321	2,799	5.45	218,316	2,998	5.49
Other loans (3)	9,564	200	8.32	10,310	181	6.96

Total earning assets	822,166	$10,073	4.90%	897,592	$9,362	4.17%

Allowance for loan losses	(1,302)			(1,253)

Total earning assets less allowance for loan losses	820,864			896,339

Other assets	27,753			23,946

Total assets	$848,617			$920,285

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended September 30,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$80,129	$61	0.30%	$86,239	$45	0.21%
Savings	377,669	1,750	1.84	484,754	1,967	1.61
Time certificates of deposit	283,246	3,061	4.29	238,614	1,866	3.10

Total deposits	741,044	4,872	2.61%	809,607	3,878	1.90%

Other liabilities	4,478			4,003

Total liabilities	745,522			813,610
Stockholders’ equity	103,095			106,675

Total liabilities and stockholders’ equity	$848,617			$920,285

Net interest income (tax-equivalent basis)		5,201			5,484
Less adjustment for tax-exempt interest income		21			16

Net interest income		$5,180			$5,468

Interest rate spread (5)			2.29%			2.27%

Net interest margin (6)			2.53%			2.44%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank, in the third quarter of 2006, recorded a provision for loan losses of $82,000 compared to no provision for loan losses in the same quarter of last year. This, however, is offset by a credit of $107,000 to the Bank’s provision for off-balance sheet exposures, which is included in non-interest expense. As loan commitments made to customers are drawn down, loss reserves against such commitments are reduced and loss reserves against outstanding loans are generally increased.

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

At September 30, 2006, the allowance for loan losses was $1,395,000 representing 0.65% of total loans. This compares to $1,253,000 representing 0.56% of total loans at December 31, 2005. Non-accrual loans totaled only $5,000 at September 30, 2006. This compares to $257,000 at December 31, 2005 and $267,000 a year earlier. Management believes that the allowance for loan losses as of September 30, 2006 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $336,000 at September 30, 2006 and $517,000 as of December 31, 2005. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income decreased $107,000 to $447,000 in the third quarter of 2006, from $554,000 in the comparable quarter of the prior year.

In the recent quarter, the Company recorded net gains on securities of $168,000 compared to net securities gains of $238,000 in the same quarter last year. Net securities gains in the recent quarter consisted of net gains on securities available for sale of $80,000 and net gains on trading securities of $88,000. This compares to net gains on securities available for sale of $177,000 and net gains on trading securities of $61,000 in the third quarter of 2005.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded plan income of $48,000 due primarily to the appreciation in market value of plan assets, compared to plan income of $49,000 in the third quarter of 2005.

The Bank’s deposit account service fees and other non-interest income totaled $84,000 and $147,000, respectively, for the third quarter of 2006. This compares to $100,000 and $167,000, respectively, in the third quarter of 2005. The combined total of these two items decreased $36,000 from the same quarter of the prior year. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

Non-Interest Expense

Non-interest expense decreased $247,000 or 7.8% to $2,929,000 for the three months ended September 30, 2006 compared to the same period in 2005.

Salaries and employee benefits, the largest component of non-interest expense decreased $69,000 or 3.7% to $1,808,000 in the recent quarter, from $1,877,000 in the comparable quarter of 2005. The decrease is primarily attributable to a decrease in employee salary expense of $45,000 due to a decrease in the number of employees. Additionally, the Company recognized $11,000 in stock-based compensation expense in the recent quarter that is included in salaries and employee benefits expense. The recognition of this expense is required under SFAS 123R which the Company adopted effective January 1, 2006.

Occupancy and equipment expense decreased $31,000 or 6.0% to $490,000 in the recent quarter from $521,000 in the third quarter of 2005. This decrease is primarily attributable to a decrease in equipment depreciation expense as the cost of some of the Bank’s equipment has been fully depreciated.

All other non-interest expenses combined decreased $147,000 or 18.9% to $631,000 for the three months ended September 30, 2006 from $778,000 for the three months ended September 30, 2005. The decrease is primarily attributable to an increase of $111,000 in the credit provision for off-balance sheet credit exposures recorded in the recent quarter, reducing the Bank’s loan loss reserves against outstanding loan commitments.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $885,000 in the third quarter of 2006, a decrease of $77,000 when compared to the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes. The Company’s income before income taxes was $2,616,000 in the recent quarter compared to $2,846,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2006 and 2005 was 33.83% and 33.80%, respectively.

Comparison of Operating Results for the Nine Months ended September 30, 2006 and 2005.

FINANCIAL OVERVIEW

For the nine months ended September 30, 2006, the Company reported net income of $5,296,000, or $1.21 in diluted earnings per share compared to net income of $5,435,000 or $1.22 in diluted earnings per share for the first nine months of 2005. Basic earnings per share in the first nine months of 2006 were $1.22 per share compared to $1.24 per share in the same period of the prior year. Return on average assets and return on average equity were 0.81% and 6.81%, respectively, in the first nine months of 2006 up from 0.77% and 6.72%, respectively, in the same period of 2005.

The major factors affecting the Company’s earnings results for the first nine months of 2006 compared to the same period of 2005 were:

•	The decrease in net interest income of $158,000.

•	The provision for loan losses in the first nine months of 2006 of $132,000 compared to a credit provision for loan losses of $53,000 in the same period last year.

•	The increase in net securities gains of $112,000.

•	The increase in deferred compensation plan income of $50,000.

•	The decrease in other non-interest income of $68,000.

•	The decrease in non-interest expense of $111,000.

(In thousands) Nine Months Ended September 30,	2006	2005	Variance
Income Statement Data
Interest and dividend income:
Mortgage and other loans	$9,124	$9,655	$(531)
Mortgage-backed securities	5,698	5,392	306
Federal funds sold	5,727	4,310	1,417
Other securities and short-term investments	9,305	7,823	1,482

Total interest and dividend income	29,854	27,180	2,674
Total interest expense	13,845	11,013	(2,832)

Net interest income	16,009	16,167	(158)
Provision (credit) for loan losses	132	(53)	(185)
Gains on securities, net	538	426	112
Deferred compensation plan income	109	59	50
Other non-interest income	783	851	(68)
Non-interest expense	9,268	9,379	111
Income tax expense	2,743	2,742	(1)

Net income	$5,296	$5,435	$(139)
Diluted earnings per share	$1.21	$1.22	$(0.01)

(In thousands) Nine Months Ended September 30,	2006	2005	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$219,179	$230,774	$(11,595)
Mortgage-backed securities	140,752	134,255	6,497
Federal funds sold	157,431	196,101	(38,670)
Short-term investments	2,420	1,897	523
Other securities available for sale and trading	322,515	352,142	(29,627)

Total earning assets	$842,297	$915,169	$(72,872)
Total deposits	$759,739	$825,946	$(66,207)

Net Interest Income

Net interest income totaled $16,009,000 for the nine months ended September 30, 2006, a decrease of $158,000 from the same period in 2005. The decrease in net interest income reflects a decrease in average earning assets due to a lower deposit base, partially offset by an improvement in net interest margin and net interest spread.

The Company’s net interest spread improved to 2.29% for the first nine months of 2006 from 2.19% in the same period last year. Net interest spread represents the difference between the yield on earning assets and the cost of the Company’s deposits. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the nine months ended September 30, 2006 improved 18 basis points to 2.54% from 2.36% reported in the first nine months of last year. Average earning assets for the nine months ended September 30, 2006 decreased $72.9 million to $842.3 million, from $915.2 million in the same period of 2005.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the nine months ended September 30, 2006 increased $2,685,000 or 9.9% to $29,908,000 from $27,223,000 for the nine months ended September 30, 2005. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $72.9 million in average earning assets. As reflected in the table on page 33 of this report, the yield on the Company’s average earning assets in the first nine months of 2006 was 4.73%, as compared to 3.97% in the same period of 2005. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold due to higher short-term interest rates and an increase in interest income on securities available for sale due to higher rates on intermediate and longer term investments. Market rates increased due to the Federal Reserve Bank’s rate setting actions. The Federal Reserve Bank Board’s Federal Open Market Committee (FOMC) raised the target rate for federal funds (the rate for overnight borrowings between banks) by 25 basis points seventeen times from the end of June 2004 to the end of September 2006, increasing the rate from 1.00% to 5.25%.

Interest Expense

Total interest expense for the nine months ended September 30, 2006 increased $2,832,000, or 25.7% to $13,845,000 from $11,013,000 for the nine months ended September 30, 2005. The increase in interest expense is due primarily to the higher interest rate environment in 2006 and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 1.78% in the first nine months of 2005 to 2.44% in the first nine months of 2006. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first nine months of 2006, as shown in the table on page 34, decreased $66.2 million or 8.0% to $759.7 million, from $825.9 million in the same period of the prior year.

	AVERAGE BALANCE SHEETS Nine Months Ended September 30,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$157,431	$5,727	4.86%	$196,101	$4,310	2.94%
Short-term investments (4)	2,420	86	4.76	1,897	45	3.19
Securities available for sale:
Other securities (2)	315,231	9,073	3.84	314,980	7,201	3.05
Mortgage-backed securities (2)	134,961	5,469	5.40	129,547	5,211	5.36
Mortgage-backed securities held to maturity	5,791	229	5.28	4,708	181	5.12
Trading securities	7,284	200	3.67	37,162	620	2.22
Mortgage loans (3)	209,602	8,554	5.44	220,690	9,148	5.53
Other loans (3)	9,577	570	7.96	10,084	507	6.72

Total earning assets	842,297	$29,908	4.73%	915,169	$27,223	3.97%

Allowance for loan losses	(1,267)			(1,271)

Total earning assets less allowance for loan losses	841,030			913,898

Other assets	26,811			25,145

Total assets	$867,841			$939,043

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Nine Months Ended September 30,
	2006			2005
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$81,428	$164	0.27%	$85,808	$137	0.21%
Savings	401,614	5,362	1.78	515,216	6,022	1.56
Time certificates of deposit	276,697	8,319	4.02	224,922	4,854	2.89

Total deposits	759,739	13,845	2.44%	825,946	11,013	1.78%

Other liabilities	4,420			5,240

Total liabilities	764,159			831,186
Stockholders’ equity	103,682			107,857

Total liabilities and stockholders’ equity	$867,841			$939,043

Net interest income (tax-equivalent basis)		16,063			16,210
Less adjustment for tax-exempt interest income		54			43

Net interest income		$16,009			$16,167

Interest rate spread (5)			2.29%			2.19%

Net interest margin (6)			2.54%			2.36%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first nine months of 2006, the Bank recorded a provision for loan losses of $132,000 compared to a credit provision of $53,000 in the comparable period of 2005. This, however, is offset by a credit of $181,000 to the Bank’s provision for off-balance sheet credit exposures, which is included in non-interest expense. As loan commitments made to customers are drawn down, loss reserves against outstanding loans are generally increased.

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

At September 30, 2006, the allowance for loan losses was $1,395,000 representing 0.65% of total loans. This compares to $1,253,000 representing 0.56% of total loans at December 31, 2005. Non-accrual loans totaled only $5,000 at September 30, 2006. This compares to $257,000 at December 31, 2005 and $267,000 a year earlier. Management believes that the allowance for loan losses as of September 30, 2006 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $336,000 and $517,000 at September 30, 2006 and December 31, 2005, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income increased $94,000 to $1,430,000 in the nine months ended September 30, 2006, from $1,336,000 in the comparable period of the prior year.

In the first nine months of 2006, the Company’s net securities gains increased $112,000 or 26.3% to $538,000 from $426,000 in the same period last year. Net securities gains in the first nine months of 2006 consisted of net gains on securities available for sale of $429,000 and net gains on trading securities of $109,000. This compares to net gains on securities available for sale of $307,000 and net gains on trading securities of $119,000 in the first nine months of 2005.

The Bank has a supplemental retirement plan for certain executive officers. In the first nine months of 2006, the Bank recorded income of $109,000 due primarily to the appreciation in market value of plan assets, compared to income of $59,000 in the same period last year. This increase is offset by a similar increase in deferred compensation plan expense reported in non-interest expense.

The Bank’s deposit account service fees and other non-interest income totaled $258,000 and $525,000, respectively, for the nine months ended September 30, 2006. This compares to $301,000 and $550,000, respectively, in the nine months ended September 30, 2005. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

Non-Interest Expense

Non-interest expense decreased $111,000 or 1.2% to $9,268,000 for the nine months ended September 30, 2006 from $9,379,000 for the same period in 2005.

Salaries and employee benefits, the largest component of non-interest expense decreased $28,000 or less than 1.0% to $5,544,000 in the first nine months of 2006, from $5,572,000 for the same period of 2005. The decrease is primarily attributable to a decrease in employee salary expense, due to a decrease in the number of employees and a decrease in the Company’s pension expense. These are partially offset by the share-based payment compensation expense of $50,000 that the Company recognized in the first nine months of 2006. The recognition of this expense is required under SFAS 123R which the Company adopted effective January 1, 2006.

Deferred compensation plan expense related to the Bank’s supplemental retirement plan for certain executive officers increased $47,000 to $172,000 in the first nine months of 2006 compared to the same period last year. This increase is offset by an increase in deferred compensation plan income reported in non-interest income.

Occupancy and equipment expense increased $53,000 or 3.2% to $1,702,000 in the first nine months of 2006 from $1,649,000 in the first nine months of 2005. This increase is primarily attributable to an increase in building depreciation expense. The Bank completed construction of a new branch facility in Everett, Massachusetts and accelerated the depreciation of its former branch facility, which was demolished to make room for a parking lot for the new facility.

All other non-interest expenses combined decreased $183,000 or 9.0% to $1,850,000 for the nine months ended September 30, 2006 from $2,033,000 for the nine months ended September 30, 2005. The decrease is primarily attributable to an increase of $182,000 in the credit provision for off-balance sheet credit exposures recorded in the first nine months of this year compared to the same period last year, reducing the Bank’s loan loss reserves against outstanding loan commitments.

Income Tax Expense

The Company, the Bank and its subsidiaries file a consolidated federal income tax return. The Parent Company, the Bank and its subsidiaries are subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $2,743,000 in the first nine months of 2006, essentially unchanged from the same period last year. The income tax expense reflects a decrease in income before income taxes offset by an increase in effective income tax rate. The Company’s income before income taxes was $8,039,000 in the first nine months of 2006 compared to $8,177,000 for the same period a year ago. The effective income tax rate for the nine months ended September 30, 2006 increased to 34.12% from 33.53% for the same period in 2005.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities at September 30, 2006 with gross unrealized gains and losses follows:

(In thousands) At September 30, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,416	$—	$(139)	$5,277

Total securities held to maturity	$5,416	$—	$(139)	$5,277

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$36,043	$—	$(432)	$35,611
U.S. Government agency obligations	257,026	30	(3,640)	253,416

Total	293,069	30	(4,072)	289,027

Mortgage-backed securities:
Government National Mortgage Association	1,876	17	—	1,893
Federal Home Loan Mortgage Corporation	127,275	541	(1,582)	126,234
Federal National Mortgage Association	2,571	—	(45)	2,526
Collateralized mortgage obligations	78	—	—	78

Total mortgage-backed securities	131,800	558	(1,627)	130,731

Total debt securities available for sale	424,869	588	(5,699)	419,758

Equity securities	9,695	481	(921)	9,255

Total securities available for sale	434,564	$1,069	$(6,620)	$429,013

Net unrealized losses on securities available for sale	(5,551)

Total securities available for sale, net	429,013

Total investment securities, net	$434,429

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At September 30, 2006				Market Value
Marketable equity securities				$365
Investments in mutual funds				4

Total trading securities				$369

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities at December 31, 2005 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$6,137	$—	$(115)	$6,022

Total	$6,137	$—	$(115)	$6,022

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$77,051	$—	$(935)	$76,116
U.S. Government agency obligations	239,024	10	(4,497)	234,537

Total	316,075	10	(5,432)	310,653

Mortgage-backed securities:
Government National Mortgage Association	3,262	89	—	3,351
Federal Home Loan Mortgage Corporation	128,942	1,003	(1,058)	128,887
Federal National Mortgage Association	3,138	2	(37)	3,103
Collateralized mortgage obligations	92	—	(1)	91

Total mortgage-backed securities	135,434	1,094	(1,096)	135,432

Total debt securities available for sale	451,509	1,104	(6,528)	446,085

Equity securities	6,788	722	(123)	7,387

Total securities available for sale	458,297	$1,826	$(6,651)	$453,472

Net unrealized losses on securities available for sale	(4,825)

Total securities available for sale, net	453,472

Total investment securities, net	$459,609

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At December 31, 2005				Market Value
U.S. Treasury obligations				$7,896
Marketable equity securities				1,382
Investments in mutual funds				4

Total trading securities				$9,282

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at September 30, 2006 and December 31, 2005 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and market value of debt securities available for sale by contractual maturity are as follows:

(In thousands)	September 30, 2006		December 31, 2005
	Amortized Cost	Market Value	Amortized Cost	Market Value
Investment securities available for sale:
U.S. Treasury obligations:
Maturing within 1 year	$24,034	$23,904	$50,950	$50,595
Maturing after 1 year but within 5 years	12,009	11,707	26,101	25,521

Total	36,043	35,611	77,051	76,116

U.S. Government agency obligations:
Maturing within 1 year	79,000	78,463	45,999	45,612
Maturing after 1 year but within 5 years	152,994	150,281	171,992	168,254
Maturing after 5 years but within 10 years	23,996	23,663	19,996	19,665
Maturing after 10 years but within 15 years	1,036	1,009	1,037	1,006

Total	257,026	253,416	239,024	234,537

Mortgage-backed securities:
Maturing within 1 year	81	82	19	20
Maturing after 1 year but within 5 years	8,162	8,280	7,238	7,451
Maturing after 5 years but within 10 years	18,820	19,131	22,333	22,955
Maturing after 10 years but within 15 years	104,659	103,160	105,779	104,940
Maturing after 15 years	78	78	65	66

Total	131,800	130,731	135,434	135,432

Total debt securities available for sale	424,869	$419,758	451,509	$446,085

Net unrealized losses on debt securities available for sale	(5,111)		(5,424)

Total debt securities available for sale, net carrying value	$419,758		$446,085

Maturities of mortgage-backed securities are shown at final contractual maturity but are expected to have shorter lives because borrowers have the right to prepay obligations without prepayment penalties.

Included in U.S. Government agency obligations are investments that can be called prior to final maturity with an amortized cost of $176.0 million and a market value of $173.2 million at September 30, 2006 and an amortized cost of $193.0 million and a market value of $189.3 million at December 31, 2005.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities aggregated by category of investments as of September 30, 2006, December 31, 2005, and September 30, 2005.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2006 Debt Securities:
U.S. Treasury obligations	$995	$(2)	$34,616	$(430)	$35,611	$(432)
U.S. Government agency obligations	73,728	(271)	160,622	(3,369)	234,350	(3,640)
Mortgaged-backed securities	47,746	(434)	53,028	(1,332)	100,774	(1,766)

Total debt securities	122,469	(707)	248,266	(5,131)	370,735	(5,838)
Equity securities	4,306	(921)	—	—	4,306	(921)

Total temporarily impaired investment securities at:
September 30, 2006	$126,775	$(1,628)	$248,266	$(5,131)	$375,041	$(6,759)

December 31, 2005	$248,034	$(2,938)	$156,694	$(3,828)	$404,728	$(6,766)

September 30, 2005	$254,601	$(3,287)	$98,081	$(2,392)	$352,682	$(5,679)

As of September 30, 2006 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At September 30, 2006	At December 31, 2005
Mortgage loans:
Residential	$197,529	$212,711
Commercial	4,647	2,335
Construction	1,829	845

	204,005	215,891
Premium on loans	2	2
Deferred mortgage loan origination costs (fees), net	29	11

Total mortgage loans	204,036	215,904
Other loans:
Consumer:
Installment	815	245
Guaranteed education	696	1,094
Other secured	404	499
Home equity lines of credit	7,708	7,722
Unsecured	132	148

Total consumer loans	9,755	9,708
Commercial	85	118

Total other loans	9,840	9,826

Total loans	$213,876	$225,730

The Bank’s loan portfolio decreased $11.8 million during the first nine months of 2006, from $225.7 million at December 31, 2005 to $213.9 million at September 30, 2006. This is due to a decrease in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has decreased significantly in 2006 compared to the prior year. Loan originations, as a result, decreased to $5.8 million in the recent quarter from $17.5 million in the third quarter of last year. For the first nine months of 2006, loan originations totaled $17.1 million compared to $40.0 million in the first nine months of 2005.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at September 30, 2006 and 2005, and December 31, 2005:

(In thousands)	At September 30, 2006	At December 31, 2005	At September 30, 2005
Non-Performing Assets:

Non-accrual loans	$5	$257	$267
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$5	$257	$267

Allowance for loan losses	$1,395	$1,253	$1,253
Allowance as a percent of total loans	0.65%	0.56%	0.54%
Non-accrual loans as a percent of total loans	0.00%	0.11%	0.12%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans are at historical lows totaling only $5,000 at September 30, 2006 down from $257,000 at December 31, 2005 and $267,000 at September 30, 2005.

The Bank did not have any impaired loans as of September 30, 2006, December 31, 2005 or September 30, 2005.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Balance at December 31, 2005 and 2004	$1,253	$1,307
Provision (credit) for loan losses	132	(53)
Recoveries of loans previously charged-off	19	—
Charge-offs	(9)	(1)

Balance at September 30,	$1,395	$1,253

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

At September 30, 2006 the balance of the allowance for loan losses was $1,395,000 representing 0.65% of total loans compared to $1,253,000 representing 0.54% of total loans at September 30, 2005. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $336,000 and $588,000 at September 30, 2006 and 2005, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $55.3 million to $729.4 million at September 30, 2006 from $784.7 million at December 31, 2005. The market for deposits has become more competitive as financial institutions have been aggressive in pricing their deposit products to retain deposits. MASSBANK has chosen not to match these competitors’ rates in order to protect its net interest margin.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Demand and NOW	$77,577	$82,250
Savings and money market accounts	363,610	441,541
Time certificates of deposit	288,224	260,937

Total deposits	$729,411	$784,728

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in prices. The Company’s investment securities portfolio includes equity securities with a market value of $9.3 million at September 30, 2006. Movements in equity prices affect the value of the equity portfolio and affect the amount of securities gains or losses that the Company realizes from the sale of equity securities. The Company’s debt securities available for sale portfolio has market value of $419.8 million at September 30, 2006. Interest rate changes affect the value of this portfolio. Rising interest rates would generally reduce the value of the portfolio.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2006 the Bank had $123.9 million or 14.6% of total assets and $289.0 million or 34.2% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2006, the Bank had a leverage Tier I capital to average assets ratio of 12.10%, a Tier I capital to risk- weighted assets ratio of 36.20% and a total capital to risk-weighted assets ratio of 36.81%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 12.69%, Tier I capital to risk-weighted assets of 37.90% and total capital to risk-weighted assets of 38.50% at September 30, 2006.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2006, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 2(c). Share Repurchases

Issuer Purchases of Equity Securities

The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
June 30, 2006				90,217	(1)
July 1-31, 2006	10,000	$32.60	10,000	80,217
August 1-31, 2006	—	—	—	80,217
September 1-30, 2006	—	—	—	80,217

	10,000	$32.60	10,000

(1)	On October 19, 2005 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized. Additionally, the Board approved an increase of 125,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 133,317. In the fourth quarter of 2005 and the first two quarters of 2006, the Company repurchased 43,100 shares further reducing the total shares available for repurchase to 90,217 at June 30, 2006.

Item 2(c). (Continued)

In addition, the following number of shares were purchased for the Company’s Employees’ Stock Ownership Plan and Trust during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
July 1-31, 2006	0	$0.00	0	0
August 1-31, 2006	0	$0.00	0	0
September 1-30, 2006	2,100	$32.58	0	0

	2,100	$32.58

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

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: November 7, 2006	/s/Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: November 7, 2006	/s/Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO