Form 10-K
period 2006-12-31
MASSBANK CORP
filed 2007-03-15
CIK 799166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2006
or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission file number: 0-15137
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
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $129,525,120. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.
As of February 28, 2007, there were 4,338,154 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of MASSBANK Corp.’s 2006 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MASSBANK Corp.
Form 10-K
For the Year Ended December 31, 2006

Forward-Looking Statement Disclosure.
     MASSBANK Corp. may from time to time make written or oral forward-looking statements, including statements contained in this annual report, in the Company’s filings with the Securities and Exchange Commission, in its reports to stockholders and in other MASSBANK Corp. communications. These statements relate to future, not past, events.
     These forward-looking statements include, among others, statements with respect to MASSBANK Corp.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond the Company’s control).
     The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market, which may result in an increase in the Company’s cost of funds, a decrease in loan originations and a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (8) adverse impacts resulting from the continuing war on terrorism; (9) a significant increase in employee benefit costs; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation, and (12) the Company’s success at managing the risks involved in the foregoing.
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

PART I
Item 1. Business
Business of MASSBANK Corp.
General
     MASSBANK Corp. (sometimes referred to as the Company) is a general business corporation incorporated under the laws of the State of Delaware on August 11, 1986. MASSBANK Corp. was organized for the purpose of becoming the holding company for MASSBANK (the Bank). The Company is a one-bank holding company registered with the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. As of and since December 2, 1986, the effective date of the reorganization whereby MASSBANK Corp. became the holding company for the Bank, the Bank has been a wholly owned subsidiary of MASSBANK Corp. The only office of MASSBANK Corp., and its principal place of business, is located at the main office of the Bank at 123 Haven Street, Reading, Massachusetts 01867.
     On August 28, 2006, Knabssam LLC was formed in the State of Delaware as a limited liability company and wholly owned subsidiary of MASSBANK Corp. The general character of the business of the LLC is to engage in investment in, and ownership and development of, real estate and interest therein. The only real estate the LLC currently owns is approximately 5.49 acres of excess land adjacent to the Bank’s branch in Westford, Massachusetts. Knabssam LLC has entered into an agreement with a local developer giving the developer an option to purchase the parcel. See Note 1 “Real Estate Held for Resale” of Notes to Consolidated Financial Statements contained in the Registrant’s 2006 Annual Report to Stockholders set forth on page 39 of such Annual Report.
     MASSBANK Corp. currently has no material assets other than its investment in the Bank. The Company’s primary business, therefore, is managing its investment in the stock of the Bank. MASSBANK Corp. is classified by the Commonwealth of Massachusetts as a securities corporation for tax purposes, which restricts its business to buying, selling, dealing in, or holding securities on its own behalf. In the future, MASSBANK Corp. may become an operating company or acquire banks or companies engaged in bank-related activities. In addition, MASSBANK Corp. may elect to become a financial holding company and to engage in activities permissible to financial holding companies. See “Supervision and Regulation of the Company and its Subsidiaries” later in this Form 10-K.
     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank and, to a lesser extent, interest income received from its interest- bearing bank deposits. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2006 are represented by its investment in the Bank of $101.2 million, its investment in Knabssam LLC of $0.6 million, cash of $5.1 million and other assets of $0.2 million. See Note 17 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2006, MASSBANK Corp. on a consolidated basis had total assets of $843.5 million, deposits of $723.3 million, and stockholders’ equity of $106.9 million, which represents 12.67% of total assets. Book value per share at December 31, 2006 stood at $24.76, compared to $24.32 at year-end 2005.
     The Company does not own or lease any real estate (other than through its subsidiary Knabssam LLC as described above) or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

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
Employees
     MASSBANK Corp. does not employ any persons other than its management, which also serves as management of, and is paid by, the Bank. See “Item 10 – Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and paid the Bank $18 thousand in 2006 for the support.
Dividends
     MASSBANK Corp. paid total cash dividends of $1.09 per share in 2006 compared to $1.05 per share in 2005. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2006 and 2005 were 67% and 63%, respectively.

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
     The Bank is primarily engaged in the business of attracting deposits from the general public through its fifteen full service banking offices in Reading, Chelmsford, Dracut, Everett, Lowell, Medford, Melrose, Stoneham, Tewksbury, Westford and Wilmington, and originating residential and commercial real estate mortgages, construction loans, commercial loans, and a variety of consumer loans. The Bank invests a significant portion of its funds in U.S. Treasury and Government agency securities (including callable agency securities), mortgage-backed securities, federal funds sold, and other authorized investments. The Bank also invests a portion of its funds in equity securities traded on a national securities exchange or quoted on the NASDAQ System. The Bank’s earnings depend largely upon net interest income, which is the difference between the interest and dividend income derived by the Bank from its loans and investments (interest-earning assets) and the interest paid by the Bank on its deposits (interest-bearing liabilities). Net interest income is significantly affected by loan and investment activity and volumes, including prepayment activity on loans and mortgage-backed securities and calls of callable government agency securities. Net interest income is also affected by general economic conditions, particularly changes in interest rates, competition, government legislation and policies affecting fiscal affairs, monetary policies of the Federal Reserve System, and the actions of the bank regulatory authorities. Earnings results are also affected by the Company’s provisions (credit) for loan losses and changes in non-interest income, such as fee-based revenues and securities gains or losses, non-interest expense and income taxes.
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
Lending Activities
     The Bank’s net loan portfolio totaled $207.5 million at December 31, 2006.
The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

(In thousands) At December 31,	2006	2005	2004	2003	2002

Mortgage loans:
Residential:
Conventional	$192,977	$212,684	$224,542	$240,443	$300,528
FHA and VA	13	27	45	84	133
Commercial	4,443	2,335	1,623	1,601	2,348
Construction:
Residential	1,217	845	84	81	654
Commercial	563	—	—	—	—

Total mortgage loans	199,213	215,891	226,294	242,209	303,663
Premium on loans	2	2	5	10	20
Deferred mortgage loan origination costs (fees)	38	11	(102)	(333)	(895)

Mortgage loans, net	199,253	215,904	226,197	241,886	302,788

Other loans:
Consumer:
Second mortgage loans	751	34	69	111	257
Installment	211	211	258	304	541
Guaranteed education	635	1,094	1,616	2,333	3,293
Other secured	408	499	504	518	515
Home equity lines of credit	7,460	7,722	7,284	7,549	11,102
Unsecured lines of credit	128	148	161	166	187

Total consumer loans	9,593	9,708	9,892	10,981	15,895
Commercial	81	118	109	139	116

Total other loans	9,674	9,826	10,001	11,120	16,011

Total loans	208,927	225,730	236,198	253,006	318,799
Allowance for loan losses (1)	(1,382)	(1,253)	(1,307)	(1,554)	(2,271)

Net loans	$207,545	$224,477	$234,891	$251,452	$316,528

(1)	The allowance for loan losses for 2002 has been restated to reflect the reclassification of the allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) and to facilitate comparison with the current fiscal year.

     The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2006:

		Maturity/Scheduled Payments (1)
	Within	One to	Five to	After
(In thousands)	one year	five years	ten years	ten years	Total

Mortgage loans:
Residential	$287	$8,553	$58,267	$125,954	$193,061
Commercial & construction	1,154	4,025	176	837	6,192

Total mortgage loans	1,441	12,578	58,443	126,791	199,253
Other loans	861	4,140	4,214	459	9,674

Total loans	$2,302	$16,718	$62,657	$127,250	$208,927

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.
     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year
	Fixed	Adjustable
(In thousands)	Rate	Rate	Total

Mortgage loans:
Residential	$168,848	$23,926	$192,774
Commercial & construction	368	4,670	5,038

Total mortgage loans	169,216	28,596	197,812
Other loans	1,598	7,215	8,813

Total loans	$170,814	$35,811	$206,625

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has attempted to keep its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market-place and its long-term objectives. In 2006, however, the Bank’s mortgage loan portfolio decreased approximately $16.6 million or 7.7%. At December 31, 2006, the mortgage loan portfolio totaled $199.3 million compared to $215.9 million at December 31, 2005. The decrease in loans is principally due to loan principal payments, paydowns and payoffs combined with a decline in loan origination activity. Loan originations totaled $21.7 million in 2006, down 55.5% from $48.9 million in 2005. This is primarily attributable to a decline in mortgage refinancing activity due to the rise in market interest rates, a decline in new and existing home sales and the fierce competition for mortgages in the Bank’s market area. Consequently, the size of the Bank’s loan portfolio decreased this past year. At times of low loan demand, mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

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
     Substantially all of the real estate loans originated by the Bank during 2006 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.
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
     In addition to its traditional mortgage products, the Bank offers several other loan programs that have been well received by customers. It offers ARM programs featuring an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time home buyers program has also been instituted featuring a discounted ARM. This program is designed for first- time home buyers meeting certain income and property location criteria.
     At December 31, 2006, 1-4 family residential mortgage loans totaled $194.3 million, or 93.0% of the total loan portfolio, compared to $212.7 million, or 94.2% of the total loan portfolio, at December 31, 2005. Residential mortgage and construction loan originations decreased to $13.2 million in 2006, from $42.0 million in 2005. Much of this decrease in volume was due to a significant reduction in mortgage refinancing activity. Loan origination volumes are sensitive to interest rates and are affected by the interest rate environment. The higher interest rate environment in 2006 created less demand for mortgage refinancings. This resulted in lower loan originations. In 2006, normal principal amortization and mortgage prepayments exceeded the bank’s volume of newly originated mortgages.
     The Bank also originates construction loans and mortgage loans secured by commercial or investment property. The commercial and multifamily real estate mortgages and construction loans totaled approximately $5.0 million, or 2.4% of the total loan portfolio at December 31, 2006. In 2006, construction and commercial mortgage loan originations amounted to $3.2 million. This compares to $2.3 million in 2005.

Mortgage Lending (continued)
     The total amount of first mortgage loans held by the Bank at December 31, 2006 was $199.3 million as indicated in the maturity distribution table appearing on page nine. Of this amount, $29.8 million was subject to interest rate adjustments. The remaining $169.5 million represents fixed rate mortgage loans, which constitute 81.1% of the Company’s total loans.
     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.
     The Bank also receives fees relating to existing loans, primarily late charges and prepayment penalties.
     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $9.6 million at December 31, 2006, representing 4.6% of the Bank’s total loan portfolio. Of this amount, $0.6 million, or 0.3% of the total loan portfolio, are education loans guaranteed by the American Student Assistance Services Corporation.
     The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit, second mortgage loans and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $9.0 million at December 31, 2006, representing 4.3% of the Bank’s total loan portfolio.
     At December 31, 2006, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate.
     Loan Approval. The Bank’s loan approval process for all loans generally includes a review of an applicant’s financial statements, credit history, banking history, and verification of income. For mortgage loans, the Bank generally obtains an independent appraisal of the subject property. The Bank has a formal lending policy approved by the Board of Directors of the Bank, which delegates levels of loan approval authority to Bank personnel. All loans in excess of established limits require approval of the Bank’s Board of Directors.
     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2006, the Bank had issued commitments on residential first mortgage loans totaling $1.206 million, and had commitments totaling $645 thousand to advance funds on construction loans and reverse mortgages, and unused credit lines, including unused portions of home equity lines of credit, of $28.779 million. In addition, the Bank had commitments to provide $1.837 million, which represents its participating share of the funding for an affordable housing project in Lowell, Massachusetts, $45 thousand in commitments to advance funds for business development in downtown Lowell and unused commercial loan credit lines of $27 thousand.
     Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $137 thousand at December 31, 2006, down from $257 thousand at year-end 2005.

Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains or losses upon disposition are reflected in earnings as realized. At year-end 2006, MASSBANK had no real estate acquired through foreclosure.
Non-Performing Assets
     The following table shows the composition of non-performing assets at the dates shown:

(In thousands) At December 31,	2006	2005	2004	2003	2002

Nonaccrual loans:
Mortgage loans:
Residential:
Conventional	$113	$176	$41	$152	$269
FHA and VA	—	—	—	—	2
Consumer	24	81	33	78	149

Total nonaccrual loans	137	257	74	230	420

Total non-performing assets	$137	$257	$74	$230	$420

Percent of non-performing loans to
total loans	0.07%	0.11%	0.03%	0.09%	0.13%
Percent of non-performing assets to
total assets	0.02%	0.03%	0.01%	0.02%	0.04%
     The reduction in interest income associated with nonaccrual loans is as follows:

(In thousands) Years Ended December 31,	2006	2005	2004	2003	2002

Interest income that would have been
recorded under original terms	$8	$16	$4	$17	$31
Interest income actually recorded	5	9	1	20	27

Reduction (increase) in interest income	$3	$7	$3	$(3)	$4

Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures
     The Company maintains an allowance for possible losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased (decreased) by provisions (credits) charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance that is maintained based on management’s assessment of many factors, including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In 2006, the Bank recorded a provision for loan losses of $123 thousand compared to a negative provision for loan losses of $53 thousand in 2005.
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
     The allowance for loan losses on off-balance sheet credit exposures totaled $345 thousand and $517 thousand, respectively, at December 31, 2006 and 2005. In 2006, the Company recorded a negative or credit provision for off-balance sheet credit exposures of $172 thousand compared to a negative or credit provision of $70 thousand in 2005. The credit or provision is included in other non-interest expense.
     The following table sets forth the activity in the allowance for loan losses during the years indicated:

(In thousands) Years ended December 31,	2006	2005	2004	2003	2002

Balance at beginning of year	$1,253	$1,307	$1,554	$2,271	$2,494
Provision (credit) for loan losses	123	(53)	(242)	(502)	—
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	—	—	(226)	(235)
Charge-offs:
Consumer loans	(4)	(1)	(5)	(4)	(4)
Commercial loans	(9)	—	—	—	—
Recoveries:
Residential real estate	19	—	—	—	6
Consumer loans	—	—	—	15	10

Net recoveries (charge-offs)	6	(1)	(5)	11	12

Balance at end of year	$1,382	$1,253	$1,307	$1,554	$2,271

Allowance for loan losses as a percent of total loans outstanding at year-end	0.66%	0.56%	0.55%	0.61%	0.83%
Allowance for loan losses as a percent of nonaccrual loans	1008.8%	487.5%	1766.2%	675.7%	632.1%

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
     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, prepayment risk, the need to increase regulatory capital and other factors. The Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders’ equity until realized. As of December 31, 2006, stockholders’ equity included in accumulated other comprehensive loss approximately $2.9 million, representing the net unrealized losses on securities available for sale, less applicable income tax benefit.
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
     The specific identification method is used to determine realized gains or losses on sales of securities available for sale that are also reported in non-interest income under the caption “gains on securities available for sale, net.” When a security suffers a loss in value that is considered other than temporary, such loss is recognized by a charge to earnings.
     Most of the Company’s mortgage-backed securities are currently classified as available for sale. At times of low loan demand, short-term mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.
     At December 31, 2006, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), securities held to maturity, trading securities, short-term investments, term federal funds sold and interest-bearing deposits in banks, totaled $590.6 million, representing 70.0% of the Company’s total assets.

     The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:
Investment Portfolio

(In thousands) At December 31,	2006	2005	2004

Short-term investments:
Federal funds sold (overnight)	$117,104	$152,785	$193,728
Term federal funds sold	—	15,000	—
Money market investment fund	22,133	—	302
Interest-bearing bank money market accounts	3	2	220

Total short-term investments	139,240	167,787	194,250
Term federal funds sold	41,000	—	—
Interest-bearing deposits in banks:
Certificates of deposit	—	898	2,718

Total short-term investments, term federal funds sold and interest-bearing bank deposits	$180,240	$168,685	$196,968

Percent of total assets	21.4%	18.8%	20.2%

(In thousands) At December 31,	2006	2005	2004

Securities held to maturity: (a)
Mortgage-backed securities	$5,396	$6,137	$4,877
Securities available for sale: (b) (c)
U.S. Treasury obligations	21,709	76,116	125,097
U.S. Government agency obligations	239,547	234,537	188,519
Equity securities	7,352	7,387	7,428
Mortgage-backed securities	134,471	135,432	122,709

Total securities available for sale	403,079	453,472	443,753

Trading securities: (b)
U.S. Treasury obligations	—	7,896	57,878
Equity securities	1,926	1,382	1,131
Investments in mutual funds	5	4	4

Total trading securities	1,931	9,282	59,013

Total securities	$410,406	$468,891	$507,643

Percent of total assets	48.7%	52.1%	52.0%

Total investments	$590,646	$637,576	$704,611
Total investments as a percent of total assets	70.0%	70.9%	72.2%

(a)	At amortized cost.

(b)	At market value.

(c)	The market value of callable agency securities included in securities available for sale at December 31, 2006, 2005 and 2004, totaled $161.3 million, $189.3 million and $158.8 million, respectively.

     The following table presents the amortized cost of debt securities available for sale at December 31, 2006 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:
Debt Securities Available for Sale

		U.S.
	U. S.	Government	Mortgage-
	Treasury	agency	backed
(Dollars in thousands)	obligations	obligations (2)	securities (1)	Total

Maturing within 1 year
Amount	$14,019	$75,000	$100	$89,119
Yield	3.19%	4.01%	7.16%	3.88%
Maturing after 1 but within 5 years
Amount	7,999	150,745	7,508	166,252
Yield	3.12%	4.21%	6.52%	4.26%
Maturing after 5 but within 10 years
Amount	—	15,995	17,155	33,150
Yield	—	5.01%	6.31%	5.68%
Maturing after 10 but within 15 years
Amount	—	1,035	110,608	111,643
Yield	—	5.81%	5.11%	5.12%
Maturing after 15 years
Amount	—	—	74	74
Yield	—	—	5.07%	5.07%

Total
Amount	$22,018	$242,775	$135,445	$400,238
Yield	3.16%	4.21%	5.34%	4.53%

(1)	Mortgage-backed securities are shown based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

(2)	The amortized cost of callable securities included in securities available for sale totaled $163.7 million as of December 31, 2006.
     At December 31, 2006, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

Deposits and Other Sources of Funds
     General. Deposits have been the Bank’s primary source of funds for making investments and loans. In addition to deposits, the Bank’s other major sources of funds are derived from amortization and prepayment of loans and mortgage-backed securities, from sales, calls or maturities of investment securities, and from operations. Deposit flows can vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. The Bank can respond to changing market conditions and competition through the pricing of its deposit accounts. Management can attempt to control the level of its deposits to a significant degree through its pricing policies. Another important factor in attracting deposits is convenience. In addition to the Bank’s fifteen conveniently located banking offices, customers can access accounts through the Bank’s Automated Teller Machine (ATM) network. The Bank is a member of the Transaxion (TX), NYCE and CIRRUS System, Inc. (CIRRUS) networks, which allow access to ATMs in over 100,000 locations worldwide. Additionally, MASSBANK has joined with over 400 other financial institutions to form the SUM Program. This program allows MASSBANK customers to access over 2,500 SUM ATM’s throughout the Northeast and Midwest without having to pay an access or surcharge fee.
     Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2006 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.
     Deposits decreased by $61.4 million, or 7.8%, to $723.3 million at December 31, 2006, from $784.7 million at year-end 2005. Management believes that increased competition for deposits and more attractive returns from alternative investments, such as stocks and mutual funds, were the principal reasons for deposit outflows. These competing investment vehicles have recently produced higher returns than bank deposits.
     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability, although it has never exercised it, to borrow from the Federal Reserve Bank and The Depositors Insurance Fund, Inc. The Bank did not have any borrowed funds in 2006 or 2005.

DEPOSITS
     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,	2006		2005		2004
		Percent		Percent		Percent
		of		of		of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand and NOW
NOW	$51,856	7.17%	$54,924	7.00%	$58,991	6.95%
Demand accounts (non interest-bearing)	27,004	3.73	27,326	3.48	28,662	3.37

Total demand and NOW	78,860	10.90	82,250	10.48	87,653	10.32

Savings:
Regular savings and special notice accounts	335,142	46.33	430,771	54.90	549,657	64.71
Money market accounts	9,666	1.34	10,770	1.37	11,656	1.37

Total savings	344,808	47.67	441,541	56.27	561,313	66.08

Time certificates of deposit:
Fixed rate certificates	230,710	31.90	197,743	25.20	145,249	17.10
Variable rate certificates	68,954	9.53	63,194	8.05	55,250	6.50

Total time certificates of deposit	299,664	41.43	260,937	33.25	200,499	23.60

Total deposits	$723,332	100.00%	$784,728	100.00%	$849,465	100.00%
     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

(In thousands) Years Ended December 31,	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$52,437	0.43%	$55,983	0.33%	$56,273	0.30%
Demand (non interest-bearing) accounts	26,997	—	28,619	—	28,020	—
Escrow deposits of borrowers	754	0.54	724	0.44	773	0.27
Money market accounts	10,426	0.63	11,728	1.32	11,727	0.53
Savings accounts	378,834	1.88	488,044	1.60	573,512	1.48
Time certificates of deposit	280,989	4.16	231,479	3.03	192,386	2.08

	$750,437	2.53%	$816,577	1.85%	$862,691	1.48%

Investment Management and Trust Services
     The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as trustee, executor, and executor’s agent for bank customers.
     As of December 31, 2006 the Trust Division had approximately $20.6 million (market value) of assets in custody and under management.
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
     In attracting deposits, the Bank’s primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions located in its market area. The Bank’s attraction and retention of deposits depends on its ability to provide investment opportunities that satisfy the requirements of customers with respect to rate of return, liquidity, risk and other factors. The Bank attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located. The Bank competes for these deposits by offering competitive rates, convenient branch and ATM locations and convenient business hours.
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
Regulation of the Company. As a registered bank holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, (BHCA) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Company is also subject to laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Board of Bank Incorporation (BBI) and the Massachusetts Commissioner of Banks (Commissioner). The Company is incorporated in the State of Delaware and is, therefore, also subject to Delaware corporation law.
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
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. (Riegle- Neal), Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the inte rstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.
Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, such as the Company, unless the FRB has been notified and has not objected to the transaction. Under a rebuttal presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

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
Bank Holding Company Dividends. The FRB has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, Delaware corporate law includes limitations on a corporation’s payment of dividends if such dividends exceed the corporation’s surplus or current net profits. The Company depends upon dividends received from its subsidiary bank to fund its activities, including the payment of dividends to its stockholders. As described below, the Federal Deposit Insurance Corporation (FDIC) may regulate the amount of dividends payable by the subsidiary bank. The inability of the bank to pay dividends may have an adverse effect on the Company.
Regulation of the Bank. The Bank is subject to regulation, supervision and examination by the Massachusetts Division of Banks (Division) and the FDIC.
Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the FDIR Act). Pursuant to the FDIR Act, in 2006 the FDIC merged the Bank Insurance Fund (BIF) with the FDIC’s Savings Association Insurance Fund, creating the Deposit Insurance Fund (the DIF) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as the Bank, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The Federal Deposit Insurance Act (FDIA) as amended by the FDIR Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the DRR) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDIR Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. In 2006, the Bank paid no FDIC deposit insurance assessment put paid a FICO assessment in the amount of $100 thousand. (The Financing Corporation (FICO) is a mixed-ownership government corporation whose sole purpose is to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO Bonds. The FDIC acts a collection agent for the FICO.) We cannot predict whether, as a result of an adverse change in economic conditions or other

Supervision and Regulation of the Company and its Subsidiary (continued)
reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels. The Federal Deposit Insurance Reform Act of 2005 allows “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. Assessment credits will be applied to reduce deposit insurance assessments, not to include FICO assessments, payable after the one-time credit regulations become effective in 2007. In October 2006, the FDIC provided the Bank with a preliminary Statement of One-Time Assessment Credit. The Bank’s one-time assessment credit as indicated on that statement is approximately $1.2 million.
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
The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 capital (to risk-weighted assets) was 36.58% at December 31, 2006.
The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company’s leverage ratio was 12.78% at December 31, 2006.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective

Supervision and Regulation of the Company and its Subsidiary (continued)
action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
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
Bank Secrecy Act. The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.
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
The Community Reinvestment Act. The Community Reinvestment Act (CRA) requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve”, or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under the GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. The Bank achieved a rating of Satisfactory on its most recent examination. The Commonwealth of Massachusetts also has enacted substantially similar community reinvestment requirements.

Employees
     MASSBANK Corp. utilizes the support staff of the Bank from time to time, for which a fee of $18 thousand was paid to the Bank in 2006. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2006, the Bank had 107 full-time employees (including 27 officers) and 44 part-time employees (including 1 officer). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, mortgage origination, fair lending, privacy and various other bank related functions and topics. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.
Subsidiaries
     The Bank has three wholly owned subsidiaries: Readibank Investment Corporation, Melbank Investment Corporation, and Readibank Properties, Inc.
     Readibank Investment Corporation and Melbank Investment Corporation were established for the purpose of managing portions of the Bank’s investment portfolio. They are classified by the Commonwealth of Massachusetts as securities corporations for tax purposes, which restricts their business to buying, selling, dealing in, or holding securities on their own behalf. As securities corporations they are currently taxed at a lower rate than the Bank. Legislative proposals have been discussed that may impact this favorable tax treatment.
     Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $159.9 million and $159.7 million, respectively, at December 31, 2006.
     Readibank Properties, Inc. was incorporated primarily for the purpose of real estate development projects. These projects were completed many years ago and this subsidiary is currently inactive. Its assets totaled $617 thousand at December 31, 2006, consisting primarily of an inter-company receivable from the Bank.

Executive Officers of the Registrant
     The executive officers of the Company and the Bank and the age of each officer as of December 31, 2006 are as follows:

Name	Age	Office

Gerard H. Brandi	58	Chairman of the Board of Directors,
		President and Chief Executive
		Officer of the Company and the Bank

Reginald E. Cormier	58	Senior Vice President, Treasurer and
		Chief Financial Officer of the
		Company and the Bank

James L. Milinazzo	52	Senior Vice President and
		Senior Lending Officer of the Bank

Joseph P. Orefice	29	Vice President of the Bank

Thomas J. Queeney	44	Vice President and Senior Trust
		Officer of the Bank

William F. Rivers	51	Vice President of the Bank

Donna H. West	61	Senior Vice President and Chief
		Operating Officer of the Bank
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
     James L. Milinazzo. Mr. Milinazzo joined the Bank as Senior Vice President of the Lending Division in March 2005. Prior to joining the Bank, he worked for Banknorth for three years as Vice President of Commercial Lending. Mr. Milinazzo also served as Executive Director/Chief Executive Officer of the Lowell Housing Authority from 1993-2002.
     Joseph P. Orefice. Mr. Orefice has been employed by the Bank since April, 2000. Starting at the Bank as a Systems Analyst, Mr. Orefice was promoted to Information Technology (IT) Officer in 2000, Director of IT in 2003 and in 2005 he was promoted to Vice President of Information Technology. Mr. Orefice is Mr. Brandi’s son-in-law.

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
     William F. Rivers. Mr. Rivers joined the Bank as Vice President of Operations in 2004. Prior to joining the Bank, Mr. Rivers worked for Medford Bank for over 28 years. His most recent position there was Senior Vice President, Operations & Administration.
     Donna H. West. Mrs. West has been employed by the Bank since 1979 and has served as Vice President of the Community Banking Division since October, 1987. Starting at the Bank as an Assistant Branch Manager in 1979, Mrs. West became a Branch Manager in 1981, an Assistant Treasurer and Branch Manager in 1982, an Assistant Treasurer and Regional Branch Administrator in 1984 and an Assistant Vice President and Regional Branch Administrator in 1986. She served in this capacity until her October, 1987 promotion to Vice President of the Community Banking Division. In June 1994, Mrs. West was promoted to Senior Vice President of the Community Banking Division. In January 2007, she was promoted to Senior Vice President of the Community Banking Division and Chief Operating Officer of the Bank.
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
     As of December 31, 2006, we have an equity securities portfolio with a market value of $7.4 million. Due to general market conditions, we may face declines in the market value of our equity securities portfolio. Since securities gains are a source of revenue for the Bank, this could have an adverse effect on our results of operations and our financial condition. Additionally, in a rising interest rate environment, we may face declines in the market value of our debt securities portfolio. This could also have an adverse effect on our results of operations and our financial condition.
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
     The allowance for loan losses is reviewed quarterly and is maintained at a level considered adequate by management to absorb losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 0.66% and as a percentage of non-performing loans was approximately 1009%. Although management believes that the allowance for loan losses is adequate to absorb losses inherent in the portfolio, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures” section included under Item 1 of Part I of this Form 10-K.
     Government regulation can result in limitations on our operations.
     We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (FRB), the Federal Deposit Insurance Corporation, Securities and Exchange Commission (SEC), NASDAQ and the Massachusetts Commissioner of Banks. Regulations adopted by these agencies govern a comprehensive range of matters relating to our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, matters of internal control over financial reporting and other aspects of our operations. These regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law or regulation. The laws and regulations applicable to the Company could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, attract deposits, make loans and achieve satisfactory spreads.
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
     The cost of technological innovation, which for a while appeared to be decreasing, is in fact increasing due to the cost of security, privacy protection and related expenses. We may incur higher costs when we introduce new technology-based services. This could have an adverse effect on our financial condition and results of operations.
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
Item 2. Properties
     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. Additionally, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2006, management believes that the Bank’s existing facilities are adequate for the conduct of its business.
The following table sets forth certain information relating to the Bank’s existing facilities.

		Owned	Lease	Renewal
		or	Expiration	Option
Location		Leased	Date	Through
MAIN OFFICE:	123 Haven Street, Reading, MA	Owned	—	—
BRANCH OFFICES:	291 Chelmsford Street, Chelmsford, MA	Owned	—	—
	17 North Road, Chelmsford, MA	Owned	—	—
	45 Broadway Road, Dracut, MA	Leased	2012	2022
	738 Broadway, Everett, MA	Owned	—	—
	50 Central Street, Lowell, MA	Owned	—	—
	755 Lakeview Avenue, Lowell, MA	Owned	—	—
	4110 Mystic Valley Pkwy, Medford, MA	Leased	2007	—
	476 Main Street, Melrose, MA	Owned	—	—
	27 Melrose Street, Towers Plaza, Melrose, MA	Leased	2014	—
	240 Main Street, Stoneham, MA	Leased	2009	2014
	1800 Main Street, Tewksbury, MA	Owned	—	—
	203 Littleton Road, Westford, MA	Owned	—	—
	370 Main Street, Wilmington, MA	Owned	—	—
	219 Lowell Street, Lucci’s Plaza, Wilmington, MA	Leased	2016	—
OPERATIONS
FACILITIES:	159 Haven Street, Reading, MA	Owned	—	—
	169 Haven Street, Reading, MA	Owned	—	—
	11 North Road, Chelmsford, MA	Owned	—	—
Item 3. Legal Proceedings
     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of December 31, 2006, none of these actions individually or in the aggregate is believed by management to be material to the financial condition and results of operations of MASSBANK Corp. or the Bank.
Item 4. Submission of Matters to a Vote of Security Holders
     None during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
     The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.
Refer to Part III Item 12 of this Form 8-K for the Equity Compensation Plan table incorporated herein by reference.
Issuer Purchases of Equity Securities
     The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the quarter ended December 31, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program	Program

10/01/06				80,217

10/18/06				50,000	(1)

				130,217

10/01/06-10/31/06	0	$0.00	0	130,217
11/01/06-11/30/06	0	$0.00	0	130,217
12/01/06-12/31/06	7,000	$32.85	7,000	123,217

Total for quarter	7,000		7,000

(1)	On October 18, 2006 the Registrant’s Board of Directors extended for another year, the stock repurchase program previously authorized. Additionally, the Board approved an increase of 50,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the current program.
     In addition, the following number of shares were purchased for the Company’s Directors’ Deferred Compensation Plan and Trust during the quarter ended December 31, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program (1)	Program

10/01/06-10/31/06	0	$0.00	0	0
11/01/06-11/30/06	0	$0.00	0	0
12/01/06-12/31/06	1,200	$32.65	0	0

Total for quarter	1,200

Five-Year Stock Performance Graph
     The following chart compares the performance of the Common Stock of the Company (assuming reinvestment of dividends) to the total returns on the S&P 500 Index and the NASDAQ Bank Index over a five-year period. The S&P 500 Index is a well-known, unmanaged index of the prices of 500 large-company common stocks selected by Standard & Poor’s. The NASDAQ Bank Index is a broad based capitalization weighted index of domestic and foreign common stocks of banks that are traded on the NASDAQ Global Select Market System as well as the SmallCap Market. The chart assumes a $100 investment was made on December 31, 2001 in the Common Stock of MASSBANK Corp., the stocks included in the S&P 500 Index and the stocks included in the NASDAQ Bank Index. The Company obtained the data for the chart from Bloomberg. The information about the indices that the Company obtained from Bloomberg is believed to be reliable, but neither the accuracy nor the completeness of such information is guaranteed by the Company.
Comparison of Five Year Cumulative Return
Among MASSBANK Corp., the S&P 500 Index and the NASDAQ Bank Index

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
MASSBANK Corp.	$100.00	$122.26	$189.79	$169.67	$154.26	$158.84
NASDAQ Bank Index	$100.00	$106.98	$141.83	$160.89	$157.70	$179.22
S&P 500 Index	$100.00	$78.03	$100.16	$110.92	$116.28	$134.43

Item 6. Selected Financial Data
     The information contained under the caption “MASSBANK Corp. and Subsidiaries - Selected Consolidated Financial Data” in the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.
     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2006 Annual Report to Stockholders which are incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2006 Annual Report to Stockholders is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
     The Registrant’s consolidated financial statements and notes thereto, together with the reports of the Company’s Independent Registered Public Accounting Firm, Parent, McLaughlin & Nangle, contained in the Registrant’s 2006 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 62 of such Annual Report is incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting.
     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information appearing under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K. The Registrant adopted a code of ethics that applies to all of MASSBANK Corp.’s and MASSBANK’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.massbank.com. The Company intends to disclose any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.
Audit Committee. MASSBANK Corp. has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are William F. Rucci, Jr. (Chairman), Allan S. Bufferd, Alexander S. Costello and Nancy L. Pettinelli, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company as well as the SEC.
Audit Committee Financial Expert. MASSBANK Corp.’s Board of Directors has determined that William F. Rucci, Jr. and Allan S. Bufferd, Audit Committee members, are audit committee financial experts as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.
There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.
Item 11. Executive Compensation
     The information appearing under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”, “Compensation Discussion and Analysis”, and “Compensation and Option Committee Report” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information appearing under the captions “Election of Directors”, “Principal Stockholders” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information (i) contained in Note 5 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2006 Annual Report to Stockholder’s, and (ii) appearing under the captions “Certain Relationships and Related Party Transactions” and “Polices and Procedures for Related Party Transactions” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

     Information concerning the independence of MASSBANK Corp. directors required by this item is set forth under the caption “Election of Directors” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information appearing under the caption “Independent Registered Public Accountants” in the Registrant’s definitive proxy statement relating to its 2007 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:
(a)1. Financial Statements

Reference to 2006
Annual Report
to Stockholders
(Pages) *
Reports of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets at December 31, 2006 and 2005	32
Consolidated Statements of Income for the three years ended December 31, 2006	33
Consolidated Statements of Cash Flows for the three years ended December 31, 2006	34-35

Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2006	36
Notes to Consolidated Financial Statements	37-62

*	Incorporated, by reference to pages 29 through 62 of the Registrant’s 2006 Annual Report to Stockholders attached to this filing as Exhibit 13.
     2. Financial Statement Schedules
     All schedules are omitted, as the required information is either not applicable or is included in the consolidated financial statements or related notes.

3. Exhibits

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

3.2	By-Laws of the Registrant — incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.

4.1
Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000. (SEC file number 0-15137)

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

10.1.8
Form of Incentive Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.1 to the Registrant’s report on Form 8-K dated January 13, 2006.

10.1.9
Form of Non-Qualified Stock Option Agreement for MASSBANK Corp. employees under the MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.2 to the Registrant’s report on Form 8-K dated January 13, 2006.

Exhibit No.	Description of Exhibit

10.1.10
Form of Non-Qualified Stock Option Agreement for MASSBANK Corp. directors under the MASSBANK Corp. 2004 Stock Option and Incentive Plan – incorporated by reference to exhibit 10.3 to the Registrant’s report on Form 8-K dated January 13, 2006.

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

10.3.22	Form of Employment Agreement with William F. Rivers dated as of March 23, 2005 – incorporated by reference to exhibit 10.3.22 to the Registrant’s report on Form 8-K dated March 24, 2005.

10.3.23	Form of Employment Agreement with James L. Milinazzo dated March 23, 2005 – incorporated by reference to exhibit 10.3.23 to the Registrant’s report on Form 8-K dated March 24, 2005.

Exhibit No.	Description of Exhibit

10.3.24	Form of Employment Agreement with Joseph P. Orefice dated March 10, 2006 – incorporated by reference to exhibit 10.3.24 to the Registrant’s report on Form 8-K dated March 14, 2006.

10.3.25	Amended and Restated Employment Agreement with James L. Milinazzo dated March 10, 2006 – incorporated by reference to exhibit 10.3.25 to the Registrant’s report on Form 8-K dated March 14, 2006.

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

10.5
Amended Deferred Compensation Plan for Directors of MASSBANK Corp. adopted March 8, 2000 – incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2000. (SEC file number 0-15137)

10.5.1
Amended and Restated Deferred Compensation Plan for Directors of MASSBANK Corp. (the “Company”) and MASSBANK (the “Bank”) dated August 10, 2005 – incorporated by reference to exhibit 10.5.1 to the Registrant’s report on Form 8-K dated August 11, 2005.

10.6
Deferred Compensation Program for Bank employees dated November 14, 1994 – incorporated by reference to Exhibit 10.6 of the Registrant’s annual report on Form 10-K for the year ended December 31, 2001. (SEC file number 0-15137)

10.6.1
Amended and Restated Terms and Conditions of Deferred Compensation Program for employees of MASSBANK (the “Bank”) dated August 10, 2005 – incorporated by reference to exhibit 10.6.1 to the Registrant’s report on Form 8-K dated August 11, 2005.

11	The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

13
2006 Annual Report to Stockholders — except for those portions of the 2006 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2006 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm – Parent, McLaughlin & Nangle.

31.1	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b)	Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

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

/s/ Gerard H. Brandi Gerard H. Brandi	Chairman, President, Chief Executive Officer and Director	March 6, 2007

/s/ Reginald E. Cormier Reginald E. Cormier	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007

/s/ Mathias B. Bedell	Director	March 6, 2007
Mathias B. Bedell

/s/ Allan S. Bufferd	Director	March 6, 2007
Allan S. Bufferd

/s/ Kathleen M. Camilli	Director	March 6, 2007
Kathleen M. Camilli

/s/ Alexander S. Costello	Director	March 6, 2007
Alexander S. Costello

/s/ Stephen W. Carr	Director	March 6, 2007
Stephen W. Carr

/s/ O. Bradley Latham	Director	March 6, 2007
O. Bradley Latham

/s/ Stephen E. Marshall	Director	March 6, 2007
Stephen E. Marshall

/s/ Nancy L. Pettinelli	Director	March 6, 2007
Nancy L. Pettinelli

/s/ William F. Rucci, Jr.	Director	March 6, 2007
William F. Rucci, Jr.