Form 10-Q
period 2007-03-31
MASSBANK CORP
filed 2007-05-09
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Class: Common stock $1.00 per share.

Outstanding at April 30, 2007: 4,338,354 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	March 31, 2007	December 31, 2006

Assets:
Cash and due from banks	$7,464	$8,650
Short-term investments (Note 4)	163,698	139,240

Total cash and cash equivalents	171,162	147,890
Term federal funds sold	50,000	41,000
Securities available for sale, at fair value (amortized cost of $140,743 in 2007 and $407,604 in 2006)	140,415	403,079
Mortgage-backed securities held to maturity, at amortized cost (fair value of $5,101 in 2007 and $5,276 in 2006)	5,208	5,396
Trading securities, at fair value	240,042	1,931
Loans: (Note 5)
Mortgage loans	193,661	199,253
Other loans	9,709	9,674
Allowance for loan losses	(1,382)	(1,382)

Net loans	201,988	207,545
Premises and equipment	7,238	7,085
Real estate held for resale	425	425
Accrued interest and income receivable	4,726	5,083
Goodwill	1,090	1,090
Income tax receivable, net	—	88
Deferred income tax asset, net	2,620	3,347
Other assets	3,267	19,563

Total assets	$828,181	$843,522
Liabilities and Stockholders’ Equity:
Deposits	$714,298	$723,332
Escrow deposits of borrowers	993	1,006
Accrued income taxes, net	419	—
Allowance for loan losses on off-balance sheet credit exposures	345	345
Other liabilities	3,500	11,954

Total liabilities	719,555	736,637
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,870,817 and 7,850,317 shares issued in 2007 and 2006, respectively	7,871	7,850
Additional paid-in capital	58,401	57,953
Retained earnings	105,686	107,055

	171,958	172,858
Treasury stock at cost, 3,532,663 shares in 2007 and 2006.	(62,902)	(62,902)
Accumulated other comprehensive loss	(430)	(3,071)
Shares held in rabbi trust at cost, 17,944 shares in 2007 and 2006 (Note 7)	(426)	(426)
Deferred compensation obligation	426	426

Total stockholders’ equity	108,626	106,885

Total liabilities and stockholders’ equity	$828,181	$843,522

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,

(In thousands except share data)	2007	2006
Interest and dividend income:
Mortgage loans	$2,676	$2,890
Other loans	193	180
Securities available for sale:
Mortgage-backed securities	1,806	1,798
Other securities	31	2,844
Mortgage-backed securities held to maturity	69	79
Trading securities	2,637	82
Federal funds sold	2,180	1,922
Other investments	387	6

Total interest and dividend income	9,979	9,801

Interest expense:
Deposits	5,188	4,360

Total interest expense	5,188	4,360

Net interest income	4,791	5,441
Provision (credit) for loan losses	—	—

Net interest income after provision (credit) for loan losses	4,791	5,441

Non-interest income:
Deposit account service fees	83	90
Gains on securities available for sale, net	85	238
Gains on trading securities, net	1,049	13
Option fees	75	—
Deferred compensation plan income	25	71
Other	173	199

Total non-interest income	1,490	611

Non-interest expense:
Salaries and employee benefits	1,884	1,868
Deferred compensation plan expense	48	92
Occupancy and equipment	531	602
Data processing	146	143
Professional services	128	168
Advertising and marketing	33	37
Deposit insurance	28	34
Other	302	363

Total non-interest expense	3,100	3,307

Income before income taxes	3,181	2,745
Income tax expense	1,100	935

Net income	$2,081	$1,810

Weighted average common shares outstanding:
Basic	4,335,589	4,339,812
Diluted	4,361,453	4,376,936
Earnings per share (in dollars):
Basic	$0.48	$0.42
Diluted	0.48	0.41

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2007 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2006	$7,850	$57,953	$107,055	$(62,902)	$(3,071)	$(426)	$426	$106,885
Cumulative effect of adoption of the fair value option, net of tax	—	—	(2,235)	—	2,235	—	—	—
Net Income	—	—	2,081	—	—	—	—	2,081
Other comprehensive income,
net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	408	—	—	408
Pension liability adjustment applying SFAS 158, net of tax	—	—	—	—	(2)	—	—	(2)

Comprehensive income								2,487
Cash dividends paid ($0.28 per share)	—	—	(1,215)	—	—	—	—	(1,215)
Share-based payment compensation	—	20	—	—	—	—	—	20
Exercise of stock options	21	391	—	—	—	—	—	412
Tax benefit on stock options exercised	—	37	—	—	—	—	—	37

Balance at March 31, 2007	$7,871	$58,401	$105,686	$(62,902)	$(430)	$(426)	$426	$108,626

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	1,810	—	—	—	—	1,810
Other comprehensive income,
net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(1,716)	—	—	(1,716)

Comprehensive income								94
Cash dividends paid ($0.27 per share)	—	—	(1,173)	—	—	—	—	(1,173)
Purchase of treasury stock	—	—	—	(411)	—	—	—	(411)
Share-based payment compensation	—	10	—	—	—	—	—	10
Exercise of stock options	17	277	—	—	—	—	—	294
Tax benefit on stock options Exercised	—	43	—	—	—	—	—	43

Balance at March 31, 2006	$7,829	$57,397	$105,380	$(61,692)	$(4,793)	$(351)	$351	$104,121

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$2,081	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	189
Share-based payment compensation	20	10
Loan interest capitalized	(1)	(2)
(Increase) decrease in accrued interest and income receivable	357	(765)
(Decrease) increase in other liabilities	(8,456)	1,895
Decrease in income tax receivable, net	88	—
Amortization of premiums (accretion of discounts) on securities, net	(15)	(35)
Net trading securities activity	24,194	462
Gains on securities available for sale, net	(85)	(238)
Gains on trading securities, net	(1,049)	(13)
(Increase) decrease in net deferred mortgage loan origination costs, net of amortization	(1)	1
Deferred income tax expense	469	19
Increase in accrued income taxes, net	419	602
Decrease in other assets	16,302	2,473

Net cash provided by operating activities	34,448	6,408

Cash flows from investing activities:
Purchases of term Federal funds	(50,000)	—
Proceeds from maturities of term Federal funds	41,000	—
Net decrease in interest-bearing bank deposits	—	257
Proceeds from sales of investment securities available for sale	2,006	4,450
Proceeds from maturities and redemption of investment securities available for sale	—	24,001
Purchases of investment securities available for sale	(2,216)	(26,398)
Purchases of mortgage-backed securities available for sale	(4,001)	(8,024)
Principal repayments of mortgage-backed securities	6,567	6,857
Loans originated	(2,763)	(6,013)
Loan principal payments received	8,322	9,478
Purchases of premises & equipment	(278)	(602)

Net cash provided by (used in) investing activities	(1,363)	4,006

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,

	2007	2006
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(9,034)	(9,496)
Decrease in escrow deposits of borrowers	(13)	(28)
Payments to acquire treasury stock	—	(411)
Options exercised, including tax benefit	449	337
Cash dividends paid on common stock	(1,215)	(1,173)

Net cash used in financing activities	(9,813)	(10,771)

Net increase (decrease) in cash and cash equivalents	23,272	(357)
Cash and cash equivalents at beginning of period	147,890	177,377

Cash and cash equivalents at end of period	$171,162	$177,020

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$5,201	$4,363
Cash paid during the period for taxes, net of refunds	85	271
Non-cash transactions:
Transfer of securities from available for sale to trading upon early adoption of SFAS No. 159	$261,256	$—

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2007 and December 31, 2006, and its operating results for the three months ended March 31, 2007 and 2006, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior year’s consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Recent Accounting Pronouncements:

SFAS No. 157, Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring the fair value of assets and liabilities based on a three-level hierarchy, and expands disclosures about fair value measurements. The FASB’s three-level fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

FAS 157 is effective for fiscal years beginning after November 15, 2007, and, with certain exceptions, is to be applied prospectively. Earlier adoption of FAS 157 is permitted as of the beginning of an earlier fiscal year, provided the company has not yet issued a financial statement for any period of that fiscal year. Thus, a company with a calendar year fiscal year may voluntarily adopt FAS 157 as of January 1, 2007. For those financial instruments identified in FAS 157 to which the standard must be applied retrospectively upon initial application, the effect of initially applying FAS 157 to these instruments should be recognized as a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the fiscal year of adoption.

The Company adopted FAS 157 as of January 1, 2007. The early adoption of FAS 157 did not have a material effect on MASSBANK Corp.’s financial condition. The effect of adoption on the Company’s results of operations is disclosed in this Form 10Q on page 21.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February of 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives companies the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. A company that elects the fair value option is expected to apply sound risk management and control practices to the assets and liabilities that will be accounted for at fair value under the option.

FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007, and should not be applied retrospectively to prior fiscal years, except as permitted in the standard’s early adoption provisions. A company may adopt FAS 159 and elect the fair value option for existing eligible items as of the beginning of a fiscal year that begins on or before November 15, 2007, subject to the conditions set forth in the standard, one of which is a requirement to adopt all of the requirements of FAS 157 at the early adoption date of FAS 159 or earlier. Under the early adoption provisions of FAS 159, a company with a calendar year fiscal year may adopt this standard as of January 1, 2007, provided it adopts FAS 157 as of that date or earlier. If a company elects the fair value option for eligible items that exist on the effective date of its adoption of FAS 159, the Company must report the effect of the first re-measurement of these items to fair value as a cumulative-effect adjustment to the opening balance of retained earnings at the beginning of the fiscal year of adoption.

The Company adopted FAS 159 as of January 1, 2007. The early adoption of FAS 159 did not have a material effect on MASSBANK Corp.’s financial condition. The effect of adoption on the Company’s results of operations is disclosed in this Form 10Q on page 21.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(4)	Short-Term Investments

Short-term investments consist of the following:

	At March 31, 2007	At December 31, 2006
(In thousands)
Federal funds sold (overnight)	$123,344	$117,104
Money market investment funds	40,351	22,133
Interest-bearing bank money market accounts	3	3

Total short-term investments	$163,698	$139,240

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(5)	Financial Instruments with Off-Balance Sheet Risk

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts reflect the extent of involvement the Bank has in particular classes of these instruments. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

	Contract or Notional Amount
(In thousands)	March 31, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to originate residential mortgage loans	$745	$1,206
Unadvanced portions of construction loans	737	217
Unused credit lines, including unused portions of equity lines of credit	28,247	28,779
Other loan commitments	1,993	2,337

Commitments to extend credit are agreements to lend to a customer as long as there is no violation for any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the customer. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if any, is based on management’s credit evaluation of the borrower.

The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At March 31, 2007 and December 31, 2006 this allowance, which is shown separately on the balance sheet, totaled $345,000.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2007	2006
Denominator for basic earnings per share:
Average common shares outstanding	4,336	4,340

Dilutive common stock options	26	37

Denominator for diluted earnings per share	4,362	4,377

Numerator:
Net income attributable to common shares	$2,081	$1,810

Earnings per share:
Basic	$0.48	$0.42
Diluted	0.48	0.41

(7)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At March 31, 2007 and 2006, the Trust held 17,944 shares of MASSBANK Corp. common stock. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments to employees and the Company’s Board of Directors.

The only type of share-based payment utilized by the Company to date is stock options. Stock options are awards which allow the employee or director to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s closing stock price at the date of grant. Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in 2007 and 2006 vest at 20% per year over five years and have a contractual term of ten years.

The following tables summarize stock option activity during the first three months of 2007:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	244,850	$28.83
Options Granted	33,000	32.60
Options Exercised	(20,500)	20.06
Options Forfeited	(1,650)	36.33

Outstanding at March 31, 2007	255,700	$29.97
Exercisable at March 31, 2007	196,000	$29.15

At March 31, 2007		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $20.67	45,375	3.1 years	$19.62	45,375	$19.62
25.00 to 27.63	47,250	2.9 years	26.09	47,250	26.09
28.44 to 29.60	43,325	2.4 years	29.14	43,325	29.14
32.50 to 32.80	66,300	9.2 years	32.70	6,600	32.80
36.70 to 42.90	53,450	6.7 years	39.50	53,450	39.50

$19.00 to $42.90	255,700	5.3 years	$29.97	196,000	$29.15

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plan (continued)

The Company estimates the fair value of stock option grants using the Black-Scholes valuation model. The Black-Scholes valuation model uses the following assumptions: expected volatility, expected term of option, risk-free interest rate and dividend yield. Expected volatility estimates are developed by the Company based on historical volatility of the Company’s stock. The Company uses historical data to estimate the expected term of the options. The risk-free interest rate for periods within the expected life of the option is based on the U.S. Treasury yield in effect at the grant date. The dividend yield represents the expected dividends on the Company stock. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with SFAS 123R. Estimates of fair value are not intended to predict the actual future value ultimately realized by employees and directors who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under SFAS 123R.

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Three Months Ended March 31,

	2007	2006
Expected Term (years)	7.3 years	7.3 years
Volatility	21.30%	21.50%
Risk-free interest rate	4.74%	4.29%
Dividend Yield	3.47%	3.29%
Fair value per share	$6.38	$6.56

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2007 and 2006, was $260,000 and $281,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the three months ended March 31, 2007 and 2006 was $412,000 and $294,000, respectively. The tax benefit realized as a result of the stock options exercised was $37,000 in the first three months of 2007 compared to $43,000 for the same period in 2006.

As of March 31, 2007, there was $372,000 of unearned compensation cost related to non-vested stock options granted in 2007 and 2006. The Company expects to recognize the expense over the next 3.75 to 4.75 years. The total compensation cost related to options during the quarters ended March 31, 2007 and March 31, 2006 was $20,000 and $10,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

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

The components of other comprehensive income (loss) and related tax effect for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Unrealized holding gains (losses) on available for sale securities and when issued securities contracts arising during the period	$750	$(2,485)
Less: reclassification adjustment for gains realized in income	85	238

Net unrealized gains (losses)	665	(2,723)
Tax (expense) or benefit	(257)	1,007

Net unrealized gains (losses), net of tax	408	(1,716)

Recognized pension prior service cost and transition obligation	(3)	—
Tax benefit	1	—

Pension liability adjustment, net of tax	(2)	—

Other comprehensive income (loss)	$406	$(1,716)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months ended March 31, 2007 and 2006:

Pension Benefits

	Three Months Ended March 31,
(In thousands)	2007	2006
Service cost	$118	$103
Interest cost	153	144
Expected return on plan assets	(178)	(164)
Amortization of transition obligation	(5)	(5)
Amortization of prior service cost	2	2
Amortization of net (gains) losses	—	1

Net periodic pension expense	$90	$81

The Bank made an annual contribution to its defined benefit pension plan in the amount of $347,000 and $142,000, respectively, in the first quarter of 2007 and 2006.

(11)	Fair Value Measurements

Effective January 1, 2007, the Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) 159 and 157. FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007 and permits the measurement of selected eligible financial instruments at fair value at specified election dates. The Company elected the fair value option to better manage its U.S. Treasury and Government Agency Securities portfolio and to use the fair value measurement for these securities on a recurring basis.

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at the end of the recent quarter.

Fair Value Measurements at Report Date Using

(In thousands)	Fair Value Measurements 03/31/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Description
Trading Securities	$240,042	$240,042	—	—
Securities available for sale	140,415	140,415	—	—

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Fair Value Measurements (continued)

Upon adoption of FAS 159, the Company selected the fair value option for all of its U.S. Treasury and Government Agency Securities available for sale, a portfolio totaling $261.3 million as of January 1, 2007. The initial fair value measurement of these securities resulted in a $2.2 million cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 as shown in the table below:

(In thousands)	Balance Sheet 01/01/07 prior to Adoption	Balance Sheet Adjustment Pretax	Balance Sheet 01/01/07 after Adoption of FVO
Description
Securities available for sale, at amortized cost	$407,604	($264,793)	$142,811
Net unrealized losses on securities available for sale	(4,525)	3,537	(988)

Securities available for sale, at fair value	403,079	(261,256)	141,823
Trading securities	5,396	261,256	266,652

	$408,475	—	$408,475

Pretax cumulative effect of adoption of fair value option		$(3,537)
Deferred tax asset		1,302

Cumulative effect of adoption of fair value option, net of tax (charge to retained earnings)		($2,235)

The charge to retained earnings has no overall impact on total stockholders’ equity because the fair value adjustment had previously been included as an element of stockholders’ equity in the accumulated other comprehensive loss account as shown in the table below:

	Balance Sheet 01/01/07 prior to Adoption	Cumulative Effect Adjustment of FVO (net of tax)	Balance Sheet 01/01/07 after Adoption of FVO
Stockholders’ Equity

Common stock	$7,850	—	$7,850
Additional paid-in-capital	57,953		57,953
Retained earnings	107,055	(2,235)	104,820
Treasury stock	(62,902)		(62,902)
Accumulated other comprehensive loss	(3,071)	2,235	(836)
Shares held in rabbi trust	(426)		(426)
Deferred compensation obligation	426		426

Total Stockholder’s Equity	$106,885	—	$106,885

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2007

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

The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, a decrease in loan originations, a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (8) adverse impacts resulting from the continuing war on terrorism; (9) a significant increase in employee benefit costs; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation; and (12) MASSBANK Corp.’s success at managing the risks involved in the foregoing and other risk factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

Provisions (Credit) for Loan Losses

The provision (credit) for loan losses represents a charge or credit against current earnings and an addition to or deduction from the allowance for loan losses. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various types of loans based on loss experience factors, and an unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect borrowers’ ability to pay and trends in loan delinquencies and charge-offs.

The provision (credit) for loan losses on off-balance sheet credit exposures represents a charge or credit against current earnings (reported in other non-interest expense) and an addition to or deduction from the allowance for loan losses on off-balance sheet credit exposures (“off-balance sheet exposures”). In determining the amount to provide for off-balance sheet exposures, the key factor is the adequacy of the balance. The balance of the off-balance sheet exposures is maintained based on expected draw downs of committed loans, their loss experience factors, management’s assessment of various other factors including current and anticipated economic conditions that may affect the borrowers’ ability to pay and trends in loan delinquencies and charge-offs.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first three months of 2007 and 2006.

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

The Bank faces strong competition from banks and other financial services providers in its market area. The principal methods of competition are through interest rates, financing terms and other customer conveniences. Among the external factors affecting MASSBANK’s operating results are market interest rates, the shape of the U.S. Treasury securities yield curve, the condition of the financial markets and both regional and national economic conditions.

For the quarter ended March 31, 2007, MASSBANK Corp. reported net income of $2,081,000 or $0.48 in diluted earnings per share compared to net income of $1,810,000 or $0.41 in diluted earnings per share in the first quarter of 2006. Basic earnings per share in the recent quarter were $0.48 per share compared to $0.42 per share in the first quarter of the prior year. The Company’s first quarter 2007 earnings include an after tax benefit of $660,000 or $0.15 in diluted earnings per share from a change in accounting rules for valuing certain financial instruments at fair value.

Effective January 1, 2007, the Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) 159 and 157. FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007 and permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of FAS 159, the Company selected the fair value option for all its U.S. Treasury and Government Agency securities available for sale, a portfolio totaling $261.3 million as of January 1, 2007. The initial fair value measurement of these securities resulted in a $2.2 million cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007. This charge to retained earnings has no overall impact on total stockholders’ equity because the fair value adjustment had previously been included as an element of stockholders’ equity in the accumulated other comprehensive loss account. Under the provisions of FAS 159, the cumulative-effect adjustment is a one-time charge to retained earnings and will not be recognized in current earnings. None of the eligible securities selected were sold during the first quarter of 2007. The Company intends to account for certain selected financial assets at fair value under Statement No. 159 with changes in fair value recognized in earnings on an ongoing basis.

As a result of the Company’s election to early adopt FAS 159, the Company recorded $1,014,000 of pretax unrealized gains ($660,000 net of taxes) in its first quarter earnings for the change in fair value of the selected securities noted above from the election date of January 1, 2007 to March 31, 2007.

The Company’s return on average assets and return on average equity for the first quarter of 2007 improved to 1.01% and 7.79%, respectively, from 0.82% and 6.91%, respectively, for the first quarter of 2006. The net interest margin for the first quarter of 2007 was 2.39% compared to 2.53% for the same quarter of the prior year.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the first quarter of 2007 compared to the first quarter of 2006 were:

-	The decrease in net interest income of $650,000.

-	The increase in net securities gains of $883,000.

-	The decrease in deferred compensation plan income of $46,000.

-	The increase in other non-interest income of $42,000.

-	The decrease in non-interest expense of $207,000.

-	The increase in income tax expense of $165,000.

(In thousands) Quarters Ended March 31,	2007	2006	Variance
Income Statement Data
Total interest and dividend income	$9,979	$9,801	$178
Total interest expense	5,188	4,360	(828)

Net interest income	4,791	5,441	(650)
Provision (credit) for loan losses	—	—	—
Gains on securities, net	1,134	251	883
Deferred compensation plan income	25	71	(46)
Other non-interest income	331	289	42
Non-interest expense	3,100	3,307	207
Income tax expense	1,100	935	(165)

Net income	$2,081	$1,810	$271
Diluted earnings per share	$0.48	$0.41	$0.07

(In thousands) Quarters Ended March 31,	2007	2006	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$206,322	$223,368	$(17,046)
Mortgage-backed securities	139,778	140,483	(705)
Other securities available for sale	7,653	314,340	(306,687)
Trading securities	252,690	9,028	243,662
Federal funds sold	166,908	175,046	(8,138)
Short-term investments	30,094	765	29,329

Total earning assets	$803,445	$863,030	$(59,585)
Total deposits	$716,246	$777,873	$(61,627)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006	Variance
(In thousands)
Assets:
Short-term investments	$163,698	$139,240	$24,458
Term federal funds sold	50,000	41,000	9,000
Securities available for sale, at fair value	140,415	403,079	(262,664)
Securities held to maturity, at amortized cost	5,208	5,396	(188)
Trading securities, at fair value	240,042	1,931	238,111

Total investments	599,363	590,646	8,717
Total loans	203,370	208,927	(5,557)
Allowance for loan losses	(1,382)	(1,382)	—

Net loans	201,988	207,545	(5,557)
Other assets	26,830	45,331	(18,501)

Total assets	$828,181	$843,522	$(15,341)

Liabilities:
Total deposits	$714,298	$723,332	$(9,034)
Escrow deposits of borrowers	993	1,006	(13)
Other liabilities	4,264	12,299	(8,035)

Total liabilities	719,555	736,637	(17,082)
Total stockholders’ equity	108,626	106,885	1,741

Total liabilities and stockholders’ equity	$828,181	$843,522	$(15,341)

Financial Condition

The Company’s total assets were $828.2 million at March 31, 2007, compared to $843.5 million at December 31, 2006 reflecting a decrease of $15.3 million. This includes an increase of $8.7 million in total investments offset by a decrease of $5.6 million in total loans and a decrease of $18.5 million in other assets. Deposits, the primary funding source for the Company’s assets, decreased $9.0 million during the first three months of 2007, due to intense competition for short-term deposits.

Investments

At March 31, 2007, the Company’s total investments were $599.4 million representing 72.4% of total assets compared to $590.7 million representing 70.0% of total assets at December 31, 2006. Total investments have increased $8.7 million from year-end 2006. The increase in total investments includes an increase in short-term investments, primarily federal funds sold, of $24.5 million. The Company continues to maintain a strong liquidity position with almost 20% of its assets in short-term investments. This helps the Bank capitalize on the current inverted yield curve environment (an environment where short-term rates actually exceed long-term rates).

Upon adoption of FAS 159 effective January 1, 2007, the Company selected the fair value option for all its U.S. Treasury and Government Agency securities available for sale, a portfolio totaling $261.3 million as of January 1, 2007. As a result, these securities were moved from the available for sale category to the trading account. As shown in the detail from the condensed consolidated balance sheets on page 23, in the first quarter of 2007 the Company’s portfolio of securities available for sale decreased $262.7 million while the Company’s portfolio of trading securities increased $238.1 million.

Loans

The loan portfolio, net of allowance for loan losses, decreased $5.6 million or 2.7% in the first three months of 2007. At March 31, 2007, the loan portfolio, net of allowance for loan losses, totaled $202.0 million representing 24.4% of total assets compared to $207.5 million representing 24.6% of total assets at December 31, 2006. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $3.2 million or approximately 54% to $2.8 million in the first three months of 2007 from $6.0 million in the same period of 2006. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $187.1 million at March 31, 2007, representing 92.0% of the total loan portfolio. See page 35 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2007 and December 31, 2006.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, remain near historical lows totaling $148,000 at March 31, 2007 compared to $137,000 at December 31, 2006 and $130,000 as of March 31, 2006. The Bank had no impaired loans or real estate acquired through foreclosure at March 31, 2007.

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

Deposits at March 31, 2007 totaled $714.3 million, reflecting a decrease of $9.0 million or 1.2% from $723.3 million at December 31, 2006. In the first three months of 2007 there was an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at March 31, 2007 and December 31, 2006, see page 38 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity increased $1.7 million to $108.6 million at March 31, 2007, from $106.9 million at December 31, 2006. This represents a book value of $25.04 per share at March 31, 2007, up $0.28 from $24.76 per share at December 31, 2006.

The increase in stockholders’ equity was essentially the result of the following: the Company’s net income for the first three months of 2007 of $2.1 million, the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.4 million and an increase in accumulated other comprehensive income of $0.4 million due primarily to the increase in market value of the Company’s debt securities available for sale portfolio. This was essentially offset by the payment of dividends to stockholders of $1.2 million.

The Company’s total stockholders’ equity as of March 31, 2007 includes a $2.2 million cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 due to the early adoption of FAS 159 discussed earlier. The charge to retained earnings was offset by a corresponding increase in other comprehensive income, included as an element of stockholders’ equity, thus having no overall impact on total stockholders’ equity.

Comparison of Operating Results for the Three Months ended March 31, 2007 and 2006.

Net interest income

Net interest income for the recent quarter decreased by $650,000 or 11.9% to $4,791,000 from $5,441,000 in the same quarter of 2006, as the Bank continued to be challenged by the current inverted yield curve environment (an environment where short-term rates actually exceed long-term rates). Additionally, the market for deposits has become more competitive as financial institutions have been more aggressive in pricing their short-term deposit products to retain deposits.

The decrease in net interest income reflects a decrease in net interest margin and a reduction in net interest income resulting from a decrease in average earning assets. The Company’s net interest margin in the recent quarter decreased 14 basis points to 2.39% from 2.53% in the first quarter of 2006.

Average earning assets for the recent quarter declined $59.6 million to $803.4 million, from $863.0 million in the first quarter of last year. Average total deposits were $716.2 million for the first quarter 2007 compared to $777.9 million for the same quarter of 2006.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2007 increased $178,000 or 1.8% to $9,994,000 from $9,816,000 for the three months ended March 31, 2006. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $59.6 million in average earning assets. As reflected in the table on page 27 of this report, the yield on the Company’s average earning assets in the first quarter of 2007 was 4.98%, as compared to 4.55% in the same quarter of 2006. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold and short-term investments of $639,000 due to higher short-term interest rates and higher average balances in 2007 compared to 2006. Interest income on securities available for sale and trading combined decreased $260,000 due to a decrease in average balances partially offset by an improvement in yield. Interest income on loans decreased $201,000 due to a decrease in the size of the loan portfolio partially offset by an improvement in yield.

Interest Expense

Total interest expense for the three months ended March 31, 2007 increased $828,000, or 19.0% to $5,188,000 from $4,360,000 for the three months ended March 31, 2006. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 2.27% in the first quarter of 2006 to 2.94% in the first quarter of 2007. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 28, decreased $61.6 million or 7.9% to $716.3 million, from $777.9 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended March 31,

	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$166,908	$2,180	5.30%	$175,046	$1,922	4.45%
Short-term investments (4)	30,094	387	5.22	765	6	3.35
Securities available for sale:
Other securities (2)	7,653	44	2.30	314,340	2,858	3.64
Mortgage-backed securities (2)	134,513	1,806	5.37	134,505	1,798	5.35
Mortgage-backed securities held to maturity	5,265	69	5.26	5,978	79	5.26
Trading securities	252,690	2,639	4.18	9,028	83	3.72
Mortgage loans (3)	196,649	2,676	5.44	213,656	2,890	5.41
Other loans (3)	9,673	193	8.10	9,712	180	7.54

Total earning assets	803,445	$9,994	4.98%	863,030	$9,816	4.55%
Allowance for loan losses	(1,382)			(1,251)

Total earning assets less allowance for loan losses	802,063			861,779
Other assets	25,615			25,308

Total assets	$827,678			$887,087

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS—(continued)
	Three Months Ended
	March 31,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$75,213	$64	0.35%	$81,781	$49	0.24%
Savings	337,921	1,612	1.93	426,640	1,825	1.73
Time certificates of deposit	303,112	3,512	4.70	269,452	2,486	3.74

Total deposits	716,246	5,188	2.94%	777,873	4,360	2.27%
Other liabilities	4,558			4,370

Total liabilities	720,804			782,243
Stockholders’ equity	106,874			104,844

Total liabilities and stockholders’ equity	$827,678			$887,087

Net interest income (tax-equivalent basis)		4,806			5,456
Less adjustment for tax-exempt interest income		15			15

Net interest income		$4,791			$5,441

Interest rate spread (5)			2.04%			2.28%

Net interest margin (6)			2.39%			2.53%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The Bank did not record any provision for loan losses in the first quarter of 2007 and 2006.

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

At March 31, 2007, the allowance for loan losses was $1,382,000 representing 0.68% of total loans. This compares to $1,382,000 representing 0.66% of total loans at December 31, 2006. Non-accrual loans totaled $148,000 at March 31, 2007. This compares to $137,000 at December 31, 2006 and $130,000 at March 31, 2006. Management believes that the allowance for loan losses as of March 31, 2007 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $345,000 at March 31, 2007 and December 31, 2006. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the three months ended March 31, 2007 increased $879,000 or 143.9% to $1,490,000 from $611,000 for the same period in 2006. This increase is due primarily to an increase in net securities gains of $883,000 from $251,000 in the first quarter of 2006 to $1,134,000 in the recent quarter. Net securities gains in the first quarter of 2007 were comprised of $1,049,000 in net gains on trading securities and net gains on available for sale securities of $85,000. This compares to net gains on trading securities and available for sale securities of $13,000 and $238,000, respectively, for the same quarter in 2006. The net gains on trading securities for the first quarter of 2007 consisted of $1,014,000 in pretax unrealized trading gains resulting from the early adoption of SFAS No. 159 discussed earlier, realized trading losses on equity securities of $27,000, unrealized trading gains on equity securities of $60,000 and realized gains on other securities of $2,000.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded plan income of $25,000 due primarily to the appreciation in market value of plan assets, compared to plan income of $71,000 in the first quarter of the prior year. The Bank’s deposit account service fees and other non-interest income totaled $83,000 and $173,000, respectively, for the first quarter of 2007. This compares to $90,000 and $199,000, respectively, in the first quarter of 2006. The combined total of these two items decreased $33,000 from the same quarter of the prior year. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

In the recent quarter, the Company recorded option fees of $75,000 partially offsetting the decrease in deposit account service fees and other non-interest income noted above. There were no option fees recorded in the same quarter last year.

In August of last year, the Company granted a local developer an option to purchase a parcel of land that the Company owns and is not being used for operations purposes. As consideration for this option, the developer will make quarterly option payments of $75,000 to the Company until the option is either exercised and the closing transaction for the purchase occurs or the option is allowed to lapse. The Closing is expected to take place in the third quarter of 2007. Option payments received are not applied towards the purchase price and are not refundable.

Non-Interest Expense

Non- interest expense for the three months ended March 31, 2007, decreased $207,000 or 6.3% to $3,100,000 compared to $3,307,000 for the same period in 2006.

Salaries and employee benefits increased $16,000 or less than 1%. Included in salaries and employee benefits for the three months ended March 31, 2007 and March 31, 2006 were stock-based compensation costs of $20,000 and $10,000, respectively.

Deferred compensation plan expense decreased $44,000 in the recent quarter compared to the same quarter last year. This decrease was essentially offset by the lower earnings on plan assets reflected in non-interest income of $46,000.

Occupancy and equipment expense decreased $71,000 or 11.8% to $531,000 for the three months ended March 31, 2007 from $602,000 for the same period in 2006. The decrease is due primarily to a reduction in building and equipment depreciation expense and a reduction in costs for snow removal this winter.

Professional services expense decreased $40,000 or 23.8% to $128,000 in the recent quarter compared to $168,000 for the same quarter last year due primarily to a reduction in legal fees.

All other company expenses decreased $68,000 or 11.8% to $509,000 for the three months ended March 31, 2007 compared to $577,000 for the same period in 2006 due to reductions in various types of expenses.

Income Tax Expense

The Company files a consolidated federal income tax return for the Parent Company, its subsidiaries, Knabssam LLC and the Bank, and bank subsidiaries – Melbank Investment Corporation, Readibank Investment Corporation and Readibank Properties, Inc. Each of these companies is subject to a Massachusetts Corporate Excise Tax as calculated in separately filed Massachusetts tax returns.

The Company recorded income tax expense of $1,100,000 in the first quarter of 2007, an increase of $165,000 when compared to the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company’s income before income taxes was $3,181,000 in the recent quarter compared to $2,745,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2007 and 2006 was 34.58% and 34.06%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and market value of investment securities held to maturity and available for sale at March 31, 2007 with gross unrealized gains and losses follows:

(In thousands) At March 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,208	$—	$(107)	$5,101

Total securities held to maturity	$5,208	$—	$(107)	$5,101

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$1,232	$14	$—	$1,246
Federal Home Loan Mortgage Corporation	129,500	641	(1,153)	128,988
Federal National Mortgage Association	2,277	—	(28)	2,249
Collateralized mortgage obligations	73	—	—	73

Total mortgage-backed securities	133,082	655	(1,181)	132,556

Total debt securities available for sale	133,082	655	(1,181)	132,556

Equity securities	7,661	574	(376)	7,859

Total securities available for sale	140,743	$1,229	$(1,557)	$140,415

Net unrealized losses on securities available for sale	(328)

Total securities available for sale, net	140,415

Total investment securities, net	$145,623

TRADING SECURITIES

The trading securities portfolio at March 31, 2007 consist of the following:

(In thousands) At March 31, 2007	Fair Value
U.S. Treasury obligations	$17,790
U.S. Government agency obligations	219,682
Marketable equity securities	2,566
Investments in mutual funds	4

Total trading securities	$240,042

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and market value of investment securities held to maturity and available for sale at December 31, 2006 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,396	$—	$(120)	$5,276

Total	$5,396	$—	$(120)	$5,276

Securities available for sale:
Debt securities:
U.S. Treasury obligations	$22,018	$—	$(309)	$21,709
U.S. Government agency obligations	242,775	10	(3,238)	239,547

Total	264,793	10	(3,547)	261,256

Mortgage-backed securities:
Government National Mortgage Association	1,554	19	—	1,573
Federal Home Loan Mortgage Corporation	131,399	602	(1,555)	130,446
Federal National Mortgage Association	2,418	—	(40)	2,378
Collateralized mortgage obligations	74	—	—	74

Total mortgage-backed securities	135,445	621	(1,595)	134,471

Total debt securities available for sale	400,238	631	(5,142)	395,727

Equity securities	7,366	589	(603)	7,352

Total securities available for sale	407,604	$1,220	$(5,745)	$403,079

Net unrealized losses on securities available for sale	(4,525)

Total securities available for sale, net	403,079

Total investment securities, net	$408,475

TRADING SECURITIES

The market value of trading securities is as follows:

(In thousands) At December 31, 2006	Fair Value
Marketable equity securities	$1,926
Investments in mutual funds	5

Total trading securities	$1,931

Investments (continued)

The amortized cost and market value of debt securities available for sale by contractual maturity at March 31, 2007 and December 31, 2006 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and market value of debt securities available for sale by contractual maturity are as follows:

(In thousands)	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury obligations:
Maturing within 1 year	$—	$—	$14,019	$13,911
Maturing after 1 year but within 5 years	—	—	7,999	7,798

Total	—	—	22,018	21,709

U.S. Government agency obligations:
Maturing within 1 year	—	—	75,000	74,594
Maturing after 1 year but within 5 years	—	—	150,745	148,246
Maturing after 5 years but within 10 years	—	—	15,995	15,706
Maturing after 10 years but within 15 years	—	—	1,035	1,001

Total	—	—	242,775	239,547

Mortgage-backed securities:
Maturing within 1 year	53	54	100	101
Maturing after 1 year but within 5 years	7,167	7,309	7,508	7,666
Maturing after 5 years but within 10 years	17,647	18,006	17,155	17,473
Maturing after 10 years but within 15 years	108,215	107,187	110,608	109,157
Maturing after 15 years	—	—	74	74

Total	133,082	132,556	135,445	134,471

Total debt securities available for sale	133,082	$132,556	400,238	$395,727

Net unrealized losses on debt securities available for sale	(526)		(4,511)

Total debt securities available for sale, net carrying value	$132,556		$395,727

Maturities of mortgage-backed securities are shown at final contractual maturity and do not reflect any principal amortization or prepayments.

INVESTMENT SECURITIES (continued)

The following table presents temporarily impaired investment securities aggregated by category of investments as of March 31, 2007, December 31, 2006, and March 31, 2006.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2007 Mortgaged-backed securities	8,807	(20)	77,626	(1,268)	86,433	(1,288)
Equity securities	2,474	(376)	—	—	2,474	(376)

Total temporarily impaired investment securities at:
March 31, 2007	$11,281	$(396)	$77,626	$(1,268)	$88,907	$(1,664)

December 31, 2006	$90,097	$(885)	$269,494	$(4,980)	$359,591	$(5,865)

March 31, 2006	$221,479	$(3,629)	$195,597	$(5,592)	$417,076	$(9,221)

As of March 31, 2007 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At March 31, 2007	At December 31, 2006
Mortgage loans:
Residential:
Conventional:
Fixed rate	$163,347	$169,036
Variable rate	23,748	23,941
FHA and VA	10	13
Construction-Variable rate	1,297	1,217
Commercial:
Fixed rate	361	367
Variable rate	3,987	4,076
Construction-Fixed rate	871	563

Total mortgage loans	193,621	199,213
Premium on loans	2	2
Deferred mortgage loan origination costs, net	38	38

Mortgage loans, net	193,661	199,253

Other loans:
Consumer:
Second mortgage loans	1,094	751
Installment	219	211
Guaranteed education	584	635
Other secured	469	408
Home equity lines of credit	7,140	7,460
Unsecured	122	128

Total consumer loans	9,628	9,593
Commercial	81	81

Total other loans	9,709	9,674

Total loans	$203,370	$208,927

The Bank’s loan portfolio decreased $5.6 million during the first three months of 2007, from $208.9 million at December 31, 2006 to $203.4 million at March 31, 2007. This is primarily due to a decrease in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has decreased in 2007 compared to the prior year. Loan originations, as a result, decreased to $2.8 million in the recent quarter from $6.0 million in the first quarter of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2007 and 2006, and December 31, 2006:

(In thousands)	At March 31, 2007	At December 31, 2006	At March 31, 2006
Non-Performing Assets:
Non-accrual loans	$148	$137	$130
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$148	$137	$130

Allowance for loan losses	$1,382	$1,382	$1,247
Allowance as a percent of total loans	0.68%	0.66%	0.56%
Non-accrual loans as a percent of total loans	0.07%	0.07%	0.06%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans remain near historical lows totaling $148,000 at March 31, 2007 up from $137,000 at December 31, 2006 and $130,000 at March 31, 2006.

The Bank did not have any impaired loans as of March 31, 2007, December 31, 2006 or March 31, 2006.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,

	2007	2006
	(In thousands)
Balance at December 31, 2006 and 2005	$1,382	$1,253
Provision (credit) for loan losses	—	—
Recoveries of loans previously charged-off	—	—
Charge-offs	—	(16)

Balance at March 31,	$1,382	$1,247

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

At March 31, 2007 the balance of the allowance for loan losses was $1,382,000 representing 0.68% of total loans compared to $1,247,000 representing 0.56% of total loans at March 31, 2006. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $345,000 and $517,000 at March 31, 2007 and 2006, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $9.0 million to $714.3 million at March 31, 2007 from $723.3 million at December 31, 2006. This decrease in deposits is due in part to intense competition for short-term deposits.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2007	December 31, 2006

	(In thousands)
Demand and NOW	$75,967	$78,860
Savings and money market accounts	333,266	344,808
Time certificates of deposit	305,065	299,664

Total deposits	$714,298	$723,332

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices. The Company’s balance sheet at March 31, 2007 included trading securities with a fair value of $240.0 million and equity securities available for sale with a market value of $7.9 million. Broad market movements such as changes in the general level of interest rates and equity prices affect the value of the portfolios. Trading securities are measured at fair value with changes in fair value recognized in earnings. Changes in the general level of interest rates will cause volatility in Company earnings. Movements in equity prices affect the value of the Company’s equity securities and the amount of securities gains or losses that the Company realizes from the sale of these securities.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change, which impacts net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2007 the Bank had $163.7 million or 19.8% of total assets and $237.5 million or 28.7% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2007, the Bank had a leverage Tier I capital to average assets ratio of 12.26%, a Tier I capital to risk-weighted assets ratio of 34.54% and a total capital to risk-weighted assets ratio of 35.16%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 13.04%, Tier I capital to risk-weighted assets of 36.71% and total capital to risk-weighted assets of 37.33% at March 31, 2007.

PART I. ITEM 4

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

(b) Changes in internal controls over financial reporting. There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of March 31, 2007, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Item 2(c).	Share Repurchases

Issuer Purchases of Equity Securities

The following table sets forth the maximum number of shares of the Company’s common stock that may yet be purchased under the Company’s stock repurchase program. The Company did not repurchase any of its common stock during the recent quarter.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
December 31, 2006 – March 31, 2007	—	—	—	123,217	(1)

(1)	On October 18, 2006 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 17, 2007, the following proposal was submitted to a vote of the stockholders:

Election of four Directors to the Board of Directors, each to serve a term of three years:*

Director	Votes cast for	Votes Withheld
Alexander S. Costello	3,385,344	518,401
Stephen E. Marshall	3,385,590	518,155
Paul J. McCarthy	3,385,514	518,231
Nalin Mistry	3,386,281	517,464

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

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: May 9, 2007	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: May 9, 2007	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO