Form 10-Q
period 2007-06-30
MASSBANK CORP
filed 2007-08-07
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Class: Common stock $1.00 per share.

Outstanding at July 31, 2007: 4,319,554 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$7,100	$8,650
Short-term investments (Note 4)	174,006	139,240

Total cash and cash equivalents	181,106	147,890
Term federal funds sold	40,000	41,000
Securities available for sale, at fair value (amortized cost of $138,029 in 2007 and $407,604 in 2006)	136,144	403,079
Mortgage-backed securities held to maturity, at amortized cost (fair value of $4,945 in 2007 and $5,276 in 2006)	5,188	5,396
Trading securities, at fair value:
Debt securities	234,098	—
Equity securities and mutual funds	2,887	1,931
Loans: (Note 5)
Mortgage loans	188,558	199,253
Other loans	9,900	9,674
Allowance for loan losses	(1,372)	(1,382)

Net loans	197,086	207,545
Premises and equipment	8,119	7,085
Real estate held for resale	425	425
Accrued interest and income receivable	4,252	5,083
Goodwill	1,090	1,090
Income tax receivable, net	19	88
Deferred income tax asset, net	3,349	3,347
Other assets	3,185	19,563

Total assets	$816,948	$843,522
Liabilities and Stockholders’ Equity:
Deposits	$704,583	$723,332
Escrow deposits of borrowers	921	1,006
Allowance for loan losses on off-balance sheet credit exposures	345	345
Other liabilities	3,847	11,954

Total liabilities	709,696	736,637
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,871,017 and 7,850,317 shares issued in 2007 and 2006, respectively	7,871	7,850
Additional paid-in capital	58,430	57,953
Retained earnings	105,893	107,055

	172,194	172,858
Treasury stock at cost, 3,551,463 and 3,532,663 shares in 2007 and 2006, respectively	(63,519)	(62,902)
Accumulated other comprehensive loss	(1,423)	(3,071)
Shares held in rabbi trust at cost, 18,944 and 17,944 shares in 2007 and 2006, respectively (Note 7)	(458)	(426)
Deferred compensation obligation	458	426

Total stockholders’ equity	107,252	106,885

Total liabilities and stockholders’ equity	$816,948	$843,522

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
(In thousands except share data)	2007	2006
Interest and dividend income:
Mortgage loans	$2,603	$2,865
Other loans	198	190
Securities available for sale:
Mortgage-backed securities	1,729	1,872
Other securities	32	3,035
Mortgage-backed securities held to maturity	68	77
Trading securities	2,639	74
Federal funds sold	2,200	1,882
Other investments	587	6

Total interest and dividend income	10,056	10,001

Interest expense:
Deposits	5,292	4,613

Total interest expense	5,292	4,613

Net interest income	4,764	5,388
Provision (credit) for loan losses	(10)	50

Net interest income after provision (credit) for loan losses	4,774	5,338

Non-interest income:
Deposit account service fees	81	84
Gains on securities available for sale, net	203	111
Gains (losses) on trading securities, net	(209)	8
Option fees	75	—
Deferred compensation plan income (loss)	84	(10)
Other	221	205

Total non-interest income	455	398

Non-interest expense:
Salaries and employee benefits	1,856	1,868
Deferred compensation plan expense	108	11
Occupancy and equipment	494	610
Data processing	141	128
Professional services	113	133
Advertising and marketing	36	19
Deposit insurance	28	31
Other	315	258

Total non-interest expense	3,091	3,058

Income before income taxes	2,138	2,678
Income tax expense	716	923

Net income	$1,422	$1,755

Weighted average common shares outstanding:
Basic	4,331,823	4,329,036
Diluted	4,356,972	4,364,341
Earnings per share (in dollars):
Basic	$0.33	$0.41
Diluted	0.33	0.40

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
(In thousands except share data)	2007	2006
Interest and dividend income:
Mortgage loans	$5,279	$5,755
Other loans	391	370
Securities available for sale:
Mortgage-backed securities	3,535	3,670
Other securities	63	5,879
Mortgage-backed securities held to maturity	137	156
Trading securities	5,276	156
Federal funds sold	4,380	3,804
Other investments	974	12

Total interest and dividend income	20,035	19,802

Interest expense:
Deposits	10,480	8,973

Total interest expense	10,480	8,973

Net interest income	9,555	10,829
Provision (credit) for loan losses	(10)	50

Net interest income after provision (credit) for loan losses	9,565	10,779

Non-interest income:
Deposit account service fees	164	173
Gains on securities available for sale, net	288	349
Gains on trading securities, net	840	21
Option fees	150	—
Deferred compensation plan income	109	61
Other	394	405

Total non-interest income	1,945	1,009

Non-interest expense:
Salaries and employee benefits	3,740	3,736
Deferred compensation plan expense	156	103
Occupancy and equipment	1,025	1,212
Data processing	287	271
Professional services	241	301
Advertising and marketing	69	56
Deposit insurance	56	65
Other	617	621

Total non-interest expense	6,191	6,365

Income before income taxes	5,319	5,423
Income tax expense	1,816	1,858

Net income	$3,503	$3,565

Weighted average common shares outstanding:
Basic	4,333,696	4,334,394
Diluted	4,359,200	4,370,604
Earnings per share (in dollars):
Basic	$0.81	$0.82
Diluted	0.80	0.82

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2007 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2006	$7,850	$57,953	$107,055	$(62,902)	$(3,071)	$(426)	$426	$106,885
Cumulative effect of adoption of the fair value option, net of tax	—	—	(2,235)	—	2,235	—	—	—
Net Income	—	—	3,503	—	—	—	—	3,503
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(583)	—	—	(583)
Amortization of prior service cost and transition obligation on pension plan, net of tax (Note 9)	—	—	—	—	(4)	—	—	(4)

Comprehensive income								2,916
Cash dividends paid ($0.56 per share)	—	—	(2,430)	—	—	—	—	(2,430)
Purchase of treasury stock	—	—	—	(617)	—	—	—	(617)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(32)	32	—
Share-based payment compensation	—	43	—	—	—	—	—	43
Exercise of stock options	21	396	—	—	—	—	—	417
Tax benefit on stock options exercised	—	38	—	—	—	—	—	38

Balance at June 30, 2007	$7,871	$58,430	$105,893	$(63,519)	$(1,423)	$(458)	$458	$107,252

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	3,565	—	—	—	—	3,565
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(3,462)	—	—	(3,462)

Comprehensive income								103
Cash dividends paid ($0.54 per share)	—	—	(2,343)	—	—	—	—	(2,343)
Purchase of treasury stock	—	—	—	(1,065)	—	—	—	(1,065)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(35)	35	—
Share-based payment compensation	—	38	—	—	—	—	—	38
Exercise of stock options	22	355	—	—	—	—	—	377
Tax benefit on stock options exercised	—	56	—	—	—	—	—	56

Balance at June 30, 2006	$7,834	$57,516	$105,965	$(62,346)	$(6,539)	$(386)	$386	$102,430

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$3,503	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	403
Provision (credit) for loan losses	(10)	50
Provision (credit) for loan losses on off-balance sheet credit exposures	—	(74)
Share-based payment compensation	43	38
Loan interest capitalized	(5)	(4)
(Increase) decrease in accrued interest and income receivable	831	(74)
Decrease in other liabilities	(8,112)	(735)
Decrease (increase) in income tax receivable, net	69	(143)
Amortization of premiums (accretion of discounts) on securities, net	(23)	(63)
Trading securities activity:
Proceeds from sales of debt securities	3,054	1,973
Proceeds from sales of equity securities	16,134	4,177
Proceeds from maturities and calls of debt securities	75,750	2,000
Purchases of debt securities	(50,970)	(984)
Purchases of equity securities	(16,974)	(4,498)
Principal repayments of securities	35	—
Amortization of premiums (accretion of discounts) on securities, net	13	(35)
Gains on securities available for sale, net	(288)	(349)
Gains on trading securities, net	(840)	(21)
(Increase) decrease in net deferred mortgage loan origination costs, net of amortization	(1)	(13)
Decrease (increase) in deferred income tax asset, net	309	(91)
(Decrease) increase in accrued income taxes, net	—	(35)
Decrease in other assets	16,384	5,958
Gains on sales of premises and equipment	—	(3)

Net cash provided by operating activities	39,153	11,042

Cash flows from investing activities:
Purchases of term Federal funds	(90,000)	—
Proceeds from maturities of term Federal funds	91,000	—
Net decrease in interest-bearing bank deposits	—	252
Proceeds from sales of securities available for sale	3,392	10,219
Proceeds from maturities and calls of securities available for sale	—	45,000
Purchases of securities available for sale	(2,517)	(56,314)
Purchases of mortgage-backed securities available for sale	(9,048)	(15,971)
Principal repayments of mortgage-backed securities	13,474	13,444
Loans originated	(8,196)	(11,261)
Loan principal payments received	18,670	20,257
Purchases of premises & equipment	(1,286)	(1,188)
Proceeds from sales of premises and equipment	—	3

Net cash provided by investing activities	15,489	4,441

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(18,749)	(32,947)
Decrease in escrow deposits of borrowers	(85)	(128)
Payments to acquire treasury stock	(617)	(1,065)
Options exercised, including tax benefit	455	433
Cash dividends paid on common stock	(2,430)	(2,343)

Net cash used in financing activities	(21,426)	(36,050)

Net increase (decrease) in cash and cash equivalents	33,216	(20,567)
Cash and cash equivalents at beginning of period	147,890	177,377

Cash and cash equivalents at end of period	$181,106	$156,810

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$10,511	$8,993
Cash paid during the period for taxes, net of refunds	1,400	2,071
Non-cash transactions:
Transfer of securities from available for sale to trading securities (at fair value) upon early adoption of SFAS No. 159	$261,256	$—

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2007 and December 31, 2006, and its operating results for the three months and six months ended June 30, 2007 and 2006, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

The Company adopted FAS 157 as of January 1, 2007. The early adoption of FAS 157 did not have a material effect on MASSBANK Corp.’s financial condition. The effect of adoption on the Company’s results of operations is disclosed on pages 22 and 32 of this Form 10-Q.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives companies the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. A company that elects the fair value option is expected to apply sound risk management and control practices to the assets and liabilities that will be accounted for at fair value under the option.

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

The Company adopted FAS 159 as of January 1, 2007. The early adoption of FAS 159 did not have a material effect on MASSBANK Corp.’s financial condition (See Note 11). The effect of adoption on the Company’s results of operations is disclosed on pages 22 and 32 of this Form 10-Q.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)	Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(4)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2007	At December 31, 2006
Federal funds sold (overnight)	$118,546	$117,104
Money market investment funds	55,457	22,133
Interest-bearing bank money market accounts	3	3

Total short-term investments	$174,006	$139,240

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

	Contract or Notional Amount
(In thousands)	At June 30, 2007	At December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to originate residential mortgage loans	$955	$1,206
Unadvanced portions of construction loans	1,110	217
Unused credit lines, including unused portions of equity lines of credit	27,370	28,779
Other loan commitments	1,978	2,337

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

The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At June 30, 2007 and December 31, 2006 this allowance, which is shown separately on the balance sheet, totaled $345,000.

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

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Denominator for basic earnings per share:
Average common shares outstanding	4,332	4,329	4,334	4,334
Dilutive common stock options	25	35	25	37

Denominator for diluted earnings per share	4,357	4,364	4,359	4,371

Numerator:
Net income attributable to common shares	$1,422	$1,755	$3,503	$3,565
Earnings per share:
Basic	$0.33	$0.41	$0.81	$0.82
Diluted	0.33	0.40	0.80	0.82

(7)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At June 30, 2007 and December 31, 2006, the Trust held 18,944 and 17,944 shares of MASSBANK Corp. common stock, respectively. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The following tables summarize stock option activity during the first six months of 2007:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	244,850	$28.83
Options Granted	35,000	32.62
Options Exercised	(20,700)	20.14
Options Forfeited	(2,150)	36.95

Outstanding at June 30, 2007	257,000	$29.98
Exercisable at June 30, 2007	195,300	$29.12

At June 30, 2007		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $20.67	45,375	2.8 years	$19.62	45,375	$19.62
25.00 to 27.63	47,250	2.6 years	26.09	47,250	26.09
28.44 to 29.60	43,125	2.2 years	29.14	43,125	29.14
32.50 to 32.92	68,250	9.0 years	32.70	6,550	32.80
36.70 to 42.90	53,000	6.5 years	39.50	53,000	39.50

$19.00 to $42.90	257,000	5.1 years	$29.98	195,300	$29.12

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plan (continued)

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

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Six Months Ended June 30,
	2007	2006
Expected Term (years)	7.3 years	7.3 years
Volatility	21.30%	21.50%
Risk-free interest rate	4.73%	4.29%
Dividend Yield	3.47%	3.29%
Fair value per share	$6.67	$6.56

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2007 and 2006, was $261,000 and $337,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the six months ended June 30, 2007 and 2006 was $417,000 and $377,000, respectively. The tax benefit realized as a result of the stock options exercised was $38,000 in the first six months of 2007 compared to $56,000 for the same period in 2006.

As of June 30, 2007, there was $370,000 of unearned compensation cost related to non-vested stock options granted in 2007 and 2006. The Company expects to recognize the expense over a weighted-average period of 4.1 years. The total compensation cost related to options expensed during the six months ended June 30, 2007 and June 30, 2006 was $43,000 and $38,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

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

The components of other comprehensive income (loss) and related tax effect for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
(In thousands)	2007	2006
Unrealized holding gains (losses) on available for sale securities and when issued securities contracts arising during the period	$(604)	$(5,194)
Less: reclassification adjustment for gains realized in income	288	349

Net unrealized gains (losses)	(892)	(5,543)
Tax (expense) or benefit	309	2,081

Net unrealized gains (losses), net of tax	(583)	(3,462)

Recognized pension prior service cost and transition obligation	(7)	—
Tax benefit	3	—

Pension liability adjustment, net of tax	(4)	—

Other comprehensive income (loss)	$(587)	$(3,462)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and six months ended June 30, 2007 and 2006:

Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Service cost	$118	$104	$236	$207
Interest cost	154	143	307	287
Expected return on plan assets	(178)	(163)	(356)	(327)
Amortization of transition obligation	(6)	(6)	(11)	(11)
Amortization of prior service cost	2	2	4	4
Amortization of net (gains) losses	—	2	—	3

Net periodic pension expense	$90	$82	$180	$163

The Bank made an annual contribution to its defined benefit pension plan in the amount of $347,000 and $142,000, respectively, in the first half of 2007 and 2006.

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

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at the end of the recent quarter.

	Fair Value Measurements at Report Date Using
(In thousands) Description	Fair Value Measurements 06/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities	$236,985	$236,985	—	—
Securities available for sale	136,144	136,144	—	—

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Fair Value Measurements (continued)

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

(In thousands) Description	Balance Sheet 01/01/07 prior to Adoption	Balance Sheet Adjustment Pretax	Balance Sheet 01/01/07 after Adoption of FVO

Securities available for sale, at amortized cost	$407,604	$(264,793)	$142,811
Net unrealized losses on securities available for sale	(4,525)	3,537	(988)

Securities available for sale, at fair value	403,079	(261,256)	141,823
Trading securities	5,396	261,256	266,652

	$408,475	—	$408,475

Pretax cumulative effect of adoption of fair value option		$(3,537)
Deferred tax asset		1,302

Cumulative effect of adoption of fair value option, net of tax (charge to retained earnings)		$(2,235)

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

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2007

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking statements. These statements relate to future, not past, events and include, among others, statements with respect to MASSBANK Corp.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward- looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond MASSBANK Corp.’s control). The following factors, among others, could cause the Company’s performance to differ materially from that expressed in any forward-looking statements: (1) the strength of the United States economy in general and the strength of the local economy in which the Company conducts operations may be different than expected; (2) unexpected fluctuations in market interest rates; (3) adverse conditions in the stock market, the public debt market and other capital markets; (4) an increase in the level of non-performing assets; (5) an increase in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, a decrease in loan originations, a decrease in deposits and assets; (6) adverse legislative and regulatory developments; (7) a significant decline in residential real estate values in the Company’s market area; (8) adverse impacts resulting from the continuing war on terrorism; (9) a significant increase in employee benefit costs; (10) the impact of changes in accounting principles; (11) the impact of inflation or deflation; and (12) MASSBANK Corp.’s success at managing the risks involved in the foregoing and other risk factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their fair market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first six months of 2007 and 2006.

Securities available for sale deemed temporarily impaired are carried at fair market value in the asset section of the Company’s balance sheet. Any change in value is reflected in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Company’s balance sheet.

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

For the quarter ended June 30, 2007, MASSBANK Corp. reported net income of $1,422,000 or $0.33 in diluted earnings per share compared to net income of $1,755,000 or $0.40 in diluted earnings per share in the second quarter of 2006. Basic earnings per share in the recent quarter were $0.33 per share compared to $0.41 per share in the second quarter of the prior year. The Company’s earnings results for the recent quarter included pretax net trading portfolio losses of $209,000 consisting of $105,000 in realized gains from the sales of equity securities and $314,000 in losses related to the change in fair value of the portfolio during the second quarter of 2007. The depreciation in fair value of the trading portfolio during the recent quarter (on an after tax basis) resulted in a reduction in net income of $209,000 or $0.05 in diluted earnings per share. This is due primarily to the Company’s adoption of SFAS 159 (“Fair Value Option”) in the first quarter of 2007.

The Company’s return on average assets and return on average equity for the second quarter of 2007 were 0.69% and 5.28%, respectively, compared to 0.81% and 6.81%, respectively, for the second quarter of the prior year.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the second quarter of 2007 compared to the same quarter of 2006 were:

•	The decrease in net interest income of $624,000.

•	The decrease in provision for loan losses of $60,000.

•	The increase in net gains on securities available for sale of $92,000.

•	The change from net trading securities gains to losses of $217,000.

•	The increase in deferred compensation plan income of $94,000.

•	The increase in other non-interest income of $88,000.

•	The increase in non-interest expense of $33,000.

•	The decrease in income tax expense of $207,000.

(In thousands) Quarters Ended June 30,	2007	2006	Variance
Income Statement Data
Total interest and dividend income	$10,056	$10,001	$55
Total interest expense	5,292	4,613	(679)

Net interest income	4,764	5,388	(624)
Provision (credit) for loan losses	(10)	50	60
Gains on securities available for sale, net	203	111	92
Gains (losses) on trading securities, net	(209)	8	(217)
Deferred compensation plan income	84	(10)	94
Other non-interest income	377	289	88
Non-interest expense	3,091	3,058	(33)
Income tax expense	716	923	207

Net income	$1,422	$1,755	$(333)
Diluted earnings per share	$0.33	$0.40	$(0.07)

(In thousands) Quarters Ended June 30,	2007	2006	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$200,759	$219,376	$(18,617)
Mortgage-backed securities	134,639	143,592	(8,953)
Other securities available for sale	7,915	316,687	(308,772)
Trading securities	242,648	8,134	234,514
Federal funds sold	166,609	153,666	12,943
Short-term investments	45,148	691	44,457

Total earning assets	$797,718	$842,146	$(44,428)
Total deposits	$709,162	$760,705	$(51,543)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2007	December 31, 2006	Variance
Assets:
Short-term investments	$174,006	$139,240	$34,766
Term federal funds sold	40,000	41,000	(1,000)
Securities available for sale, at fair value	136,144	403,079	(266,935)
Securities held to maturity, at amortized cost	5,188	5,396	(208)
Trading securities, at fair value	236,985	1,931	235,054

Total investments	592,323	590,646	1,677
Total loans	198,458	208,927	(10,469)
Allowance for loan losses	(1,372)	(1,382)	10

Net loans	197,086	207,545	(10,459)
Other assets	27,539	45,331	(17,792)

Total assets	$816,948	$843,522	$(26,574)

Liabilities:
Total deposits	$704,583	$723,332	$(18,749)
Escrow deposits of borrowers	921	1,006	(85)
Other liabilities	4,192	12,299	(8,107)

Total liabilities	709,696	736,637	(26,941)
Total stockholders’ equity	107,252	106,885	367

Total liabilities and stockholders’ equity	$816,948	$843,522	$(26,574)

Financial Condition

The Company’s total assets were $816.9 million at June 30, 2007, compared to $843.5 million at December 31, 2006 reflecting a decrease of $26.6 million. This includes an increase of $1.7 million in total investments offset by a decrease of $10.5 million in total loans and a decrease of $17.8 million in other assets. Deposits, the primary funding source for the Company’s assets, decreased $18.7 million during the first six months of 2007, due to intense competition for short-term deposits and more attractive returns in the equity securities markets.

Investments

At June 30, 2007, the Company’s total investments were $592.3 million representing 72.5% of total assets compared to $590.6 million representing 70.0% of total assets at December 31, 2006. Total investments have increased $1.7 million from year-end 2006. The increase in total investments includes an increase in short-term investments, primarily federal funds sold, of $34.8 million. The Company continues to maintain a strong liquidity position with over 21% of its assets in short-term investments. This has helped the Bank capitalize on the inverted yield curve environment (an environment where short-term rates actually exceed long-term rates).

Upon adoption of FAS 159 effective January 1, 2007, the Company selected the fair value option for all its U.S. Treasury and Government Agency securities available for sale, a portfolio totaling $261.3 million as of January 1, 2007. As a result, these securities were moved from the available for sale category to the trading account. As shown in the detail from the condensed consolidated balance sheets on page 24, in the first half of 2007 the Company’s portfolio of securities available for sale decreased $266.9 million while the Company’s portfolio of trading securities increased $235.1 million.

Loans

The loan portfolio, net of allowance for loan losses, decreased $10.5 million or 5.0% in the first six months of 2007. At June 30, 2007, the loan portfolio, net of allowance for loan losses, totaled $197.1 million representing 24.1% of total assets compared to $207.5 million representing 24.6% of total assets at December 31, 2006. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $3.1 million to $8.2 million in the first half of 2007 from $11.3 million in the same period of 2006. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $182.9 million at June 30, 2007, representing 92.2% of the total loan portfolio. See page 42 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2007 and December 31, 2006.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, remain near historical lows totaling $192,000 at June 30, 2007 compared to $137,000 at December 31, 2006 and $102,000 as of June 30, 2006. The Bank had no impaired loans or real estate acquired through foreclosure at June 30, 2007.

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

Deposits at June 30, 2007 totaled $704.6 million, reflecting a decrease of $18.7 million or 2.6% from $723.3 million at December 31, 2006. In the first six months of 2007 there was an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments.

For information concerning deposit balances at June 30, 2007 and December 31, 2006, see page 45 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity increased $0.4 million to $107.3 million at June 30, 2007, from $106.9 million at December 31, 2006. This represents a book value of $24.83 per share at June 30, 2007, up $0.07 from $24.76 per share at December 31, 2006.

The increase in stockholders’ equity was essentially the result of the following: the Company’s net income for the first six months of 2007 of $3.5 million and the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.5 million, partially offset by the payment of dividends to stockholders of $2.4 million, the Company’s repurchase of treasury stock in the amount of $0.6 million and an increase in accumulated other comprehensive loss of $0.6 million due to the decrease in market value of the Company’s available for sale securities portfolio.

The Company’s total stockholders’ equity as of June 30, 2007 includes a $2.2 million cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 due to the early adoption of FAS 159 discussed earlier. The charge to retained earnings was offset by a corresponding increase in other comprehensive income, included as an element of stockholders’ equity, thus having no overall impact on total stockholders’ equity.

Comparison of Operating Results for the Three Months ended June 30, 2007 and 2006.

Net interest income

Net interest income for the recent quarter decreased by $624,000 or 11.6% to $4,764,000 from $5,388,000 in the same quarter of 2006, as the Bank continued to be challenged by the inverted yield curve environment (an environment where short-term rates actually exceed long-term rates). Additionally, the market for deposits has become more competitive as financial institutions have been more aggressive in pricing their short-term deposit products to retain deposits.

The decrease in net interest income reflects a decrease in net interest margin and a reduction in net interest income resulting from a decrease in average earning assets. The Company’s net interest margin in the recent quarter decreased 17 basis points to 2.40% from 2.57% in the second quarter of 2006.

Average earning assets for the recent quarter declined $44.4 million to $797.7 million, from $842.1 million in the second quarter of last year. Average total deposits were $709.2 million for the second quarter 2007 compared to $760.7 million for the same quarter of 2006.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2007 increased $53,000 to $10,072,000 from $10,019,000 for the three months ended June 30, 2006. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $44.4 million in average earning assets. As reflected in the table on page 28 of this report, the yield on the Company’s average earning assets in the second quarter of 2007 was 5.05%, as compared to 4.76% in the same quarter of 2006. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold and short-term investments of $899,000 due to higher short-term interest rates and higher average balances in 2007 compared to 2006. Interest income on securities available for sale and trading combined decreased $592,000 due to a decrease in average balances partially offset by an improvement in yield. Interest income on loans decreased $254,000 due primarily to a decrease in the size of the loan portfolio.

Interest Expense

Total interest expense for the three months ended June 30, 2007 increased $679,000, or 14.7% to $5,292,000 from $4,613,000 for the three months ended June 30, 2006. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 2.43% in the second quarter of 2006 to 2.99% in the second quarter of 2007. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 29, decreased $51.5 million or 6.8% to $709.2 million, from $760.7 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$166,609	$2,200	5.30%	$153,666	$1,882	4.91%
Short-term investments (4)	45,148	587	5.22	691	6	3.60
Securities available for sale:
Other securities (2)	7,915	45	2.29	316,687	3,050	3.86
Mortgage-backed securities (2)	129,439	1,729	5.34	137,730	1,872	5.43
Mortgage-backed securities held to maturity	5,200	68	5.19	5,862	77	5.28
Trading securities	242,648	2,642	4.36	8,134	77	3.81
Mortgage loans (3)	190,889	2,603	5.45	209,919	2,865	5.46
Other loans (3)	9,870	198	8.04	9,457	190	8.02

Total earning assets	797,718	$10,072	5.05%	842,146	$10,019	4.76%
Allowance for loan losses	(1,382)			(1,247)

Total earning assets less allowance for loan losses	796,336			840,899
Other assets	25,296			27,344

Total assets	$821,632			$868,243

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$74,720	$65	0.35%	$82,392	$54	0.26%
Savings	327,927	1,599	1.96	401,071	1,786	1.79
Time certificates of deposit	306,515	3,628	4.75	277,242	2,773	4.01

Total deposits	709,162	5,292	2.99%	760,705	4,613	2.43%
Other liabilities	4,688			4,411

Total liabilities	713,850			765,116
Stockholders’ equity	107,782			103,127

Total liabilities and stockholders’ equity	$821,632			$868,243

Net interest income (tax-equivalent basis)		4,780			5,406
Less adjustment for tax-exempt interest income		16			18

Net interest income		$4,764			$5,388

Interest rate spread (5)			2.06%			2.33%

Net interest margin (6)			2.40%			2.57%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

The provision (credit) for loan losses was a benefit of $10,000 in the second quarter of 2007 compared with a provision of $50,000 in the prior year. The decrease in provision reflects a reduction in the size of the loan portfolio and a relatively low level of loan delinquencies and charge-offs.

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

At June 30, 2007, the allowance for loan losses was $1,372,000 representing 0.69% of total loans. This compares to $1,382,000 representing 0.66% of total loans at December 31, 2006. Non-accrual loans totaled $192,000 at June 30, 2007. This compares to $137,000 at December 31, 2006 and $102,000 at June 30, 2006. Management believes that the allowance for loan losses as of June 30, 2007 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $345,000 at June 30, 2007 and December 31, 2006. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the three months ended June 30, 2007 increased $57,000 to $455,000 from $398,000 for the same period in 2006. This increase reflects an increase of $182,000 in other non-interest income, as detailed below, consisting of deposit account service fees, option fees and other income partially offset by losses on securities. In the recent quarter, the Company recorded net losses on securities of $6,000 compared to net gains of $119,000 in the same quarter last year. Net securities losses in the second quarter of 2007 were comprised of $203,000 in net gains on equity securities available for sale offset by net losses on trading securities of $209,000 as discussed earlier (See details on page 22). This compares to net gains on debt and equity securities available for sale of $111,000 and net gains on trading securities of $8,000 for the same quarter last year.

The Bank has a supplemental retirement plan for certain executive officers. In the recent quarter, the Bank recorded plan income of $84,000 due primarily to the appreciation in market value of plan assets, compared to plan losses of $10,000 in the second quarter of the prior year. The Bank’s deposit account service fees and other non-interest income totaled $81,000 and $221,000, respectively, for the second quarter of 2007. This compares to $84,000 and $205,000, respectively, in the second quarter of 2006. The combined total of these two items increased $13,000 from the same quarter of the prior year.

In the recent quarter, the Company recorded option fees of $75,000 from a local developer as noted on the following page. There were no option fees recorded in the same quarter last year.

Non-Interest Income (continued)

In August 2006, the Company granted a local developer an option to purchase a parcel of land that the Company owns and is not being used for operations purposes. As consideration for this option, the developer will make quarterly option payments of $75,000 to the Company until the option is exercised and the closing transaction for the purchase occurs or the option is either extended or allowed to lapse. Option payments received are not applied towards the purchase price and are not refundable.

The developer may extend the option period on no more than four (4) occasions, for sixty (60) days each from the end of August 2007. There shall be an option fee of $75,000 for each such 60-day extension, which fee is not applied towards the purchase price and is non-refundable. The Closing is currently expected to take place in October 2007.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2007, increased $33,000 to $3,091,000 compared to $3,058,000 for the same period in 2006. Salaries and employee benefits decreased $12,000. Included in salaries and employee benefits for the three months ended June 30, 2007 and June 30, 2006 were stock-based compensation costs of $23,000 and $28,000, respectively.

Deferred compensation plan expense increased $97,000 in the recent quarter compared to the same quarter last year. This increase was essentially offset by the $94,000 in increased earnings on plan assets reflected in non-interest income.

Occupancy and equipment expense decreased $116,000 to $494,000 for the three months ended June 30, 2007 from $610,000 for the same period in 2006. The decrease is due primarily to a reduction in building and equipment depreciation expense.

Professional services expense decreased $20,000 to $113,000 in the recent quarter compared to $133,000 for the same quarter last year due primarily to a reduction in legal fees.

All other company expenses increased $84,000 to $520,000 for the three months ended June 30, 2007 compared to $436,000 for the same period in 2006. The increase was due primarily to a benefit of $74,000 recorded in the second quarter of 2006 resulting from a decrease in the Bank’s allowance for loan losses on off-balance sheet credit exposures.

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

The Company recorded income tax expense of $716,000 in the second quarter of 2007, a decrease of $207,000 when compared to $923,000 in the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $2,138,000 in the recent quarter compared to $2,678,000 for the same quarter a year ago. The effective income tax rate for the three months ended June 30, 2007 and 2006 was 33.49% and 34.47%, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2007 and 2006.

FINANCIAL OVERVIEW

For the six months ended June 30, 2007, the Company reported net income of $3,503,000 or $0.80 in diluted earnings per share compared to net income of $3,565,000 or $0.82 in diluted earnings per share for the first six months of 2006. Basic earnings per share in the first six months of 2007 were $0.81 per share compared to $0.82 per share in the same period of the prior year. Earnings results for the first half of 2007 included pretax net trading portfolio gains of $840,000 consisting of $81,000 in realized gains primarily from the sales of equity securities and gains of $759,000 related to the change in fair value of the portfolio during the first half of 2007. Return on average assets and return on average equity was 0.85% and 6.53%, respectively, in the first six months of 2007 compared to 0.81% and 6.86%, respectively, in the same period of 2006.

The major factors affecting the Company’s earnings results for the first six months of 2007 compared to the same period of 2006 were:

-	The decrease in net interest income of $1,274,000.

-	The decrease in provision for loan losses of $60,000.

-	The decrease in net gains on securities available for sale of $61,000.

-	The increase in net gains on trading securities of $819,000.

-	The increase in deferred compensation plan income of $48,000.

-	The increase in other non-interest income of $130,000.

-	The decrease in non-interest expense of $174,000.

-	The decrease in income tax expense of $42,000.

(In thousands) Six Months Ended June 30,	2007	2006	Variance
Income Statement Data
Total interest and dividend income	$20,035	$19,802	$233
Total interest expense	10,480	8,973	(1,507)

Net interest income	9,555	10,829	(1,274)
Provision (credit) for loan losses	(10)	50	60
Gains on securities available for sale, net	288	349	(61)
Gains on trading securities, net	840	21	819
Deferred compensation plan income	109	61	48
Other non-interest income	708	578	130
Non-interest expense	6,191	6,365	174
Income tax expense	1,816	1,858	42

Net income	$3,503	$3,565	$(62)
Diluted earnings per share	$0.80	$0.82	$(0.02)

(In thousands) Six Months Ended June 30,	2007	2006	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$203,525	$221,361	$(17,836)
Mortgage-backed securities	137,195	142,046	(4,851)
Other securities available for sale	7,784	315,520	(307,736)
Trading securities	247,642	8,578	239,064
Federal funds sold	166,758	164,297	2,461
Short-term investments	37,662	728	36,934

Total earning assets	$800,566	$852,530	$(51,964)
Total deposits	$712,685	$769,242	$(56,557)

Net Interest Income

Net interest income totaled $9,555,000 for the six months ended June 30, 2007, a decrease of $1,274,000 from the same period in 2006. The decrease in net interest income reflects a decline in net interest margin and net interest spread, as well as a decrease in the average volume of earning assets and interest bearing liabilities.

The Company’s net interest spread declined to 2.04% for the first half of 2007 from 2.30% in the same period last year. Net interest spread represents the difference between the yield on earning assets and the cost of the Company’s deposits. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the six months ended June 30, 2007 declined 16 basis points to 2.39% from 2.55% reported in the first six months of last year. Average earning assets for the six months ended June 30, 2007 decreased $51.9 million to $800.6 million, from $852.5 million in the same period of 2006.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2007 increased $229,000 to $20,065,000 from $19,836,000 for the six months ended June 30, 2006. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $51.9 million in average earning assets. As reflected in the table on page 34 of this report, the yield on the Company’s average earning assets in the first half of 2007 was 5.01%, as compared to 4.65% in the same period of 2006. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold and short-term investments of $1,538,000 due to higher short-term interest rates and higher average balances in 2007 compared to 2006. Interest income on securities available for sale, held to maturity and trading combined decreased $854,000 due to a decrease in average balances partially offset by an improvement in yield. Interest income on loans decreased $455,000 due to a decrease in the size of the loan portfolio partially offset by an improvement in yield.

Interest Expense

Total interest expense for the six months ended June 30, 2007 increased $1,507,000 to $10,480,000 from $8,973,000 for the six months ended June 30, 2007. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 2.35% in the first half of 2006 to 2.97% in the first half of 2007. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first six months of 2007, as shown in the table on page 35, decreased $56.5 million to $712.7 million, from $769.2 million in the same period of the prior year.

	AVERAGE BALANCE SHEETS Six Months Ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$166,758	$4,380	5.30%	$164,297	$3,804	4.67%
Short-term investments (4)	37,662	974	5.22	728	12	3.46
Securities available for sale:
Other securities (2)	7,784	89	2.29	315,520	5,909	3.75
Mortgage-backed securities (2)	131,962	3,535	5.36	136,127	3,670	5.39
Mortgage-backed securities held to maturity	5,233	137	5.24	5,919	156	5.27
Trading securities	247,642	5,280	4.27	8,578	160	3.76
Mortgage loans (3)	193,753	5,279	5.45	211,777	5,755	5.43
Other loans (3)	9,772	391	8.07	9,584	370	7.78

Total earning assets	800,566	$20,065	5.01%	852,530	$19,836	4.65%
Allowance for loan losses	(1,382)			(1,249)

Total earning assets less allowance for loan losses	799,184			851,281
Other assets	25,455			26,332

Total assets	$824,639			$877,613

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Six Months Ended June 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$74,965	$129	0.35%	$82,088	$103	0.25%
Savings	332,897	3,211	1.95	413,785	3,611	1.76
Time certificates of deposit	304,823	7,140	4.72	273,369	5,259	3.88

Total deposits	712,685	10,480	2.97%	769,242	8,973	2.35%
Other liabilities	4,623			4,390

Total liabilities	717,308			773,632
Stockholders’ equity	107,331			103,981

Total liabilities and stockholders’ equity	$824,639			$877,613

Net interest income (tax-equivalent basis)		9,585			10,863
Less adjustment for tax-exempt interest income		30			34

Net interest income		$9,555			$10,829

Interest rate spread (5)			2.04%			2.30%

Net interest margin (6)			2.39%			2.55%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first six months of 2007, the Bank recorded a credit provision for loan losses of $10,000 compared to a provision of $50,000 in the first six months of 2006.

In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses (“loan allowance”). Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient loan allowance. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and unallocated allowance. The unallocated allowance is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentration of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

At June 30, 2007, the allowance for loan losses was $1,372,000 representing 0.69% of total loans and 715% of non-accrual loans. This compares to $1,382,000 representing 0.66% of total loans and 1009% of non-accrual loans at December 31, 2006. Non-accrual loans totaled $192,000 at June 30, 2007. This compares to $137,000 at December 31, 2006 and $102,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2007 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $345,000 at June 30, 2007 and December 31, 2006. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the six months ended June 30, 2007 increased $936,000 or 92.8% to $1,945,000 from $1,009,000 for the same period in 2006. This increase is due primarily to an increase in net securities gains of $758,000 from $370,000 in the first half of 2006 to $1,128,000 in the first half of this year. Net securities gains in the first six months of 2007 were comprised of $840,000 in net gains on trading securities and $288,000 in net gains on available for sale securities. This compares to net gains on trading securities and available for sale securities of $21,000 and $349,000, respectively, for the same period in 2006. The net gains on trading securities for the first six months of 2007 consisted of $81,000 in realized gains primarily from the sales of equity securities and net gains of $759,000 related to the change in fair value of the portfolio during the first half of 2007. This is due primarily to the Company’s adoption of SFAS No. 159 (“Fair Value Option”) in the first quarter of 2007.

The Bank has a supplemental retirement plan for certain executive officers. In the first half of 2007, the Bank recorded plan income of $109,000 due primarily to the appreciation in market value of plan assets, compared to plan income of $61,000 in the first half of the prior year. The Bank’s deposit account service fees and other non-interest income totaled $164,000 and $394,000, respectively, for the first six months of 2007. This compares to $173,000 and $405,000, respectively, in the first six months of 2006. The combined total of these two items decreased $20,000 from the same period of the prior year. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

In the first six months of 2007, the Company recorded option fees of $150,000 offsetting the decrease in deposit account service fees and other non-interest income noted above. There were no option fees recorded in the same period last year.

Non-Interest Income (continued)

In August 2006, the Company granted a local developer an option to purchase a parcel of land that the Company owns and is not being used for operations purposes. As consideration for this option, the developer will make quarterly option payments of $75,000 to the Company until the option is exercised and the closing transaction for the purchase occurs or the option is either extended or allowed to lapse. Option payments received are not applied towards the purchase price and are not refundable.

The developer may extend the option period on no more than four (4) occasions, for sixty (60) days each from the end of August 2007. There shall be an option fee of $75,000 for each such 60-day extension, which fee is not applied towards the purchase price and is non-refundable. The Closing is currently expected to take place in October 2007.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2007, decreased $174,000 to $6,191,000 compared to $6,365,000 for the same period in 2006. Salaries and employee benefits increased $4,000. Included in salaries and employee benefits for the six months ended June 30, 2007 and June 30, 2006 were stock-based compensation costs of $43,000 and $38,000, respectively.

Deferred compensation plan expense increased $53,000 in the first half of 2007 compared to the same period last year. This increase was essentially offset by the $48,000 in increased earnings on plan assets reflected in non-interest income.

Occupancy and equipment expense decreased $187,000 to $1,025,000 for the six months ended June 30, 2007 from $1,212,000 for the same period in 2006. The decrease is due primarily to a reduction in building and equipment depreciation expense.

Professional services expense decreased $60,000 to $241,000 in the first half of 2007 compared to $301,000 for the same period last year due primarily to a reduction in legal fees.

All other company expenses increased $16,000 to $1,029,000 for the six months ended June 30, 2007 compared to $1,013,000 for the same period in 2006.

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

The Company recorded income tax expense of $1,816,000 in the first six months of 2007, a decrease of $42,000 when compared to $1,858,000 in the same period last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes and a decrease in effective income tax rate. The Company’s income before income taxes was $5,319,000 in the first half of 2007 compared to $5,423,000 for the same period a year ago. The effective income tax rate for the six months ended June 30, 2007 and 2006 was 34.14% and 34.26%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity and available for sale at June 30, 2007 with gross unrealized gains and losses follows:

(In thousands) At June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$5,188	$—	$(243)	$4,945

Total securities held to maturity	$5,188	$—	$(243)	$4,945

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$1,001	$11	$—	$1,012
Federal Home Loan Mortgage Corporation	128,060	400	(2,880)	125,580
Federal National Mortgage Association	2,121	—	(47)	2,074
Collateralized mortgage obligations	68	—	—	68

Total mortgage-backed securities	131,250	411	(2,927)	128,734

Total debt securities available for sale	131,250	411	(2,927)	128,734

Equity securities	6,779	849	(218)	7,410

Total securities available for sale	138,029	$1,260	$(3,145)	$136,144

Net unrealized losses on securities available for sale	(1,885)

Total securities available for sale, net	136,144

Total investment securities, net	$141,332

TRADING SECURITIES

The trading securities portfolio at June 30, 2007 consist of the following:

(In thousands) At June 30, 2007	Fair Value
U.S. Treasury obligations	$11,829
U.S. Government agency obligations	222,269
Marketable equity securities	2,883
Investments in mutual funds	4

Total trading securities	$236,985

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2006 with gross unrealized gains and losses follows:

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

The trading securities portfolio at December 31, 2006 consist of the following:

(In thousands) At December 31, 2006	Fair Value
Marketable equity securities	$1,926
Investments in mutual funds	5

Total trading securities	$1,931

Investments (continued)

The amortized cost and fair value of debt securities available for sale by contractual maturity at June 30, 2007 and December 31, 2006 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and fair value of debt securities available for sale by contractual maturity are as follows:

	June 30, 2007		December 31, 2006
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury obligations:(a)
Maturing within 1 year	$—	$—	$14,019	$13,911
Maturing after 1 year but within 5 years	—	—	7,999	7,798

Total	—	—	22,018	21,709

U.S. Government agency obligations:(a)
Maturing within 1 year	—	—	75,000	74,594
Maturing after 1 year but within 5 years	—	—	150,745	148,246
Maturing after 5 years but within 10 years	—	—	15,995	15,706
Maturing after 10 years but within 15 years	—	—	1,035	1,001

Total	—	—	242,775	239,547

Mortgage-backed securities:(b)
Maturing within 1 year	62	62	100	101
Maturing after 1 year but within 5 years	6,666	6,804	7,508	7,666
Maturing after 5 years but within 10 years	16,071	16,295	17,155	17,473
Maturing after 10 years but within 15 years	108,451	105,573	110,608	109,157
Maturing after 15 years	—	—	74	74

Total	131,250	128,734	135,445	134,471

Total debt securities available for sale	131,250	$128,734	400,238	$395,727

Net unrealized losses on debt securities available for sale	(2,516)		(4,511)

Total debt securities available for sale, net carrying value	$128,734		$395,727

(a)	Upon adoption of FAS 159 effective January 1, 2007, the Company selected the fair value option for all of its U.S. Treasury and Government Agency securities available for sale. Consequently, these securities were moved from the available for sale category to the trading account.
(b)	Maturities of mortgage-backed securities are shown at final contractual maturity and do not reflect any principal amortization or prepayments.

INVESTMENT SECURITIES (continued)

The following table shows the securities available for sale portfolio’s gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, December 31, 2006, and June 30, 2006.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2007
Mortgaged-backed securities	$33,120	$(534)	$72,663	$(2,636)	$105,783	$(3,170)
Equity securities	1,775	(218)	—	—	1,775	(218)

Total temporarily impaired investment securities at:
June 30, 2007	$34,895	$(752)	$72,663	$(2,636)	$107,558	$(3,388)

December 31, 2006	$90,097	$(885)	$269,494	$(4,980)	$359,591	$(5,865)

June 30, 2006	$249,491	$(6,161)	$172,900	$(5,333)	$422,391	$(11,494)

As of June 30, 2007 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2007	At December 31, 2006
Mortgage loans:
Residential:
Conventional:
Fixed rate	$159,119	$169,036
Variable rate	23,773	23,941
FHA and VA	8	13
Construction-Variable rate	260	1,217
Commercial:
Fixed rate	354	367
Variable rate	4,151	4,076
Construction-Fixed rate	853	563

Total mortgage loans	188,518	199,213
Premium on loans	2	2
Deferred mortgage loan origination costs, net	38	38

Mortgage loans, net	188,558	199,253

Other loans:
Consumer:
Second mortgage loans	1,248	751
Installment	273	211
Guaranteed education	541	635
Other secured	487	408
Home equity lines of credit	7,094	7,460
Unsecured	131	128

Total consumer loans	9,774	9,593
Commercial	126	81

Total other loans	9,900	9,674

Total loans	$198,458	$208,927

The Bank’s loan portfolio decreased $10.5 million during the first half of 2007, from $208.9 million at December 31, 2006 to $198.4 million at June 30, 2007. This is primarily due to a decrease in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has decreased in 2007 compared to the prior year. Loan originations remained essentially unchanged for the recent quarter totaling $5.4 million compared to $5.3 million in the second quarter of last year. For the first six months of 2007, loan originations decreased to $8.2 million from $11.3 million for the same period in 2006.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2007 and 2006, and December 31, 2006:

(In thousands)	At June 30, 2007	At December 31, 2006	At June 30, 2006
Non-Performing Assets:
Non-accrual loans	$192	$137	$102
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$192	$137	$102

Allowance for loan losses	$1,372	$1,382	$1,297
Allowance as a percent of total loans	0.69%	0.66%	0.60%
Non-accrual loans as a percent of total loans	0.10%	0.07%	0.05%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans remain near historical lows totaling $192,000 at June 30, 2007 up from $137,000 at December 31, 2006 and $102,000 at June 30, 2006.

The Bank did not have any impaired loans as of June 30, 2007, December 31, 2006 or June 30, 2006.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Balance at December 31, 2006 and 2005	$1,382	$1,253
Provision (credit) for loan losses	(10)	50
Recoveries of loans previously charged-off	1	—
Charge-offs	(1)	(6)

Balance at June 30 ,	$1,372	$1,297

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

At June 30, 2007 the balance of the allowance for loan losses was $1,372,000 representing 0.69% of total loans compared to $1,297,000 representing 0.60% of total loans at June 30, 2006. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $345,000 and $443,000 at June 30, 2007 and 2006, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $18.7 million to $704.6 million at June 30, 2007 from $723.3 million at December 31, 2006. This decrease in deposits is due in part to intense competition for short-term deposits and more attractive returns in the equity securities markets.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Demand and NOW	$74,446	$78,860
Savings and money market accounts	323,168	344,808
Time certificates of deposit	306,969	299,664

Total deposits	$704,583	$723,332

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices. The Company’s balance sheet at June 30, 2007 included trading securities consisting of debt and equity securities with a fair value of $237.0 million and equity securities available for sale with a fair value of $7.4 million. Broad market movements such as changes in the general level of interest rates and equity prices affect the value of these portfolios. Trading securities are measured at fair value with changes in fair value recognized in earnings. Changes in the general level of interest rates will cause volatility in Company earnings. Movements in equity prices affect the value of the Company’s equity securities and the amount of securities gains or losses that the Company realizes from the sale of these securities.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2007 the Bank had $174.0 million or 21.3% of total assets and $234.1 million or 28.7% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2007, the Bank had a leverage Tier I capital to average assets ratio of 12.37%, a Tier I capital to risk- weighted assets ratio of 33.31% and a total capital to risk-weighted assets ratio of 33.97%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 13.15%, Tier I capital to risk-weighted assets of 35.27% and total capital to risk-weighted assets of 35.93% at June 30, 2007.

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

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of June 30, 2007, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
March 31, 2007	—	—	—	123,217	(1)
April 1-30, 2007	—	—	—	123,217
May 1-31, 2007	6,300	$32.85	6,300	116,917
June 1-30, 2007	12,500	$32.79	12,500	104,417

	18,800	$32.81	18,800

(1)	On October 18, 2006 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized.

In addition, the following number of shares were purchased for the Company’s Directors’ Deferred Compensation Plan and Trust during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
April 1-30, 2007	0	$0.00	0	0
May 1-31, 2007	1,000	$32.80	0	0
June 1-30, 2007	0	$0.00	0	0

	1,000	$32.80

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a. Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries
(Registrant)

Date: August 7, 2007	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: August 7, 2007	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO