Form 10-Q
period 2007-09-30
MASSBANK CORP
filed 2007-11-09
CIK 799166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at October 31, 2007: 4,268,154 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$6,882	$8,650
Short-term investments (Note 4)	162,452	139,240

Total cash and cash equivalents	169,334	147,890
Term federal funds sold	63,000	41,000
Securities available for sale, at fair value (amortized cost of $130,019 in 2007 and $407,604 in 2006)	129,863	403,079
Mortgage-backed securities held to maturity, at amortized cost (market value of $8,004 in 2007 and $5,276 in 2006)	8,127	5,396
Trading securities, at fair value:
Debt securities	231,160	—
Equity securities and mutual funds	2,817	1,931
Loans: (Note 5)
Mortgage loans	183,841	199,253
Other loans	9,571	9,674
Allowance for loan losses	(1,370)	(1,382)

Net loans	192,042	207,545
Premises and equipment	8,176	7,085
Real estate held for resale	425	425
Accrued interest and income receivable	5,322	5,083
Goodwill	1,090	1,090
Income tax receivable, net	380	88
Deferred income tax asset, net	1,968	3,347
Other assets	3,343	19,563

Total assets	$817,047	$843,522
Liabilities and Stockholders’ Equity:
Deposits	$693,362	$723,332
Escrow deposits of borrowers	963	1,006
Borrowed funds	10,000	—
Allowance for loan losses on off-balance sheet credit exposures	345	345
Other liabilities	4,954	11,954

Total liabilities	709,624	736,637
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,872,017 and 7,850,317 shares issued in 2007 and 2006, respectively	7,872	7,850
Additional paid-in capital	58,482	57,953
Retained earnings	106,810	107,055

	173,164	172,858
Treasury stock at cost, 3,605,363 and 3,532,663 shares in 2007 and 2006, respectively	(65,385)	(62,902)
Accumulated other comprehensive loss	(356)	(3,071)
Shares held in rabbi trust at cost, 19,444 and 17,944 shares in 2007 and 2006, respectively (Note 7)	(475)	(426)
Deferred compensation obligation	475	426

Total stockholders’ equity	107,423	106,885

Total liabilities and stockholders’ equity	$817,047	$843,522

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,
(In thousands except share data)	2007	2006
Interest and dividend income:
Mortgage loans	$2,541	$2,799
Other loans	193	200
Securities available for sale:
Mortgage-backed securities	1,702	1,799
Other securities	34	3,146
Mortgage-backed securities held to maturity	104	73
Trading securities	2,646	38
Federal funds sold	2,058	1,923
Other investments	735	74

Total interest and dividend income	10,013	10,052

Interest expense:
Deposits	5,364	4,872
Borrowed funds	4	—

Total interest expense	5,368	4,872

Net interest income	4,645	5,180
Provision (credit) for loan losses	—	82

Net interest income after provision (credit) for loan losses	4,645	5,098

Non-interest income:
Deposit account service fees	81	84
Gains (losses) on securities available for sale, net	(104)	80
Gains on trading securities, net	2,209	88
Option fees	75	—
Deferred compensation plan income	9	48
Other	166	147

Total non-interest income	2,436	447

Non-interest expense:
Salaries and employee benefits	2,292	1,808
Deferred compensation plan expense	148	69
Occupancy and equipment	528	490
Data processing	149	146
Professional services	230	113
Advertising and marketing	56	46
Deposit insurance	27	31
Other	330	226

Total non-interest expense	3,760	2,929

Income before income taxes	3,321	2,616
Income tax expense	1,195	885

Net income	$2,126	$1,731

Weighted average common shares outstanding:
Basic	4,299,907	4,315,211
Diluted	4,328,422	4,349,187
Earnings per share (in dollars):
Basic	$0.49	$0.40
Diluted	0.49	0.40

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended September 30,
(In thousands except share data)	2007	2006
Interest and dividend income:
Mortgage loans	$7,820	$8,554
Other loans	585	570
Securities available for sale:
Mortgage-backed securities	5,236	5,469
Other securities	97	9,025
Mortgage-backed securities held to maturity	240	229
Trading securities	7,922	194
Federal funds sold	6,438	5,727
Other investments	1,710	86

Total interest and dividend income	30,048	29,854

Interest expense:
Deposits	15,844	13,845
Borrowed funds	4	—

Total interest expense	15,848	13,845

Net interest income	14,200	16,009
Provision (credit) for loan losses	(10)	132

Net interest income after provision (credit) for loan losses	14,210	15,877

Non-interest income:
Deposit account service fees	245	258
Gains on securities available for sale, net	184	429
Gains on trading securities, net	3,049	109
Option fees	225	—
Deferred compensation plan income	118	109
Other	560	525

Total non-interest income	4,381	1,430

Non-interest expense:
Salaries and employee benefits	6,032	5,544
Deferred compensation plan expense	304	172
Occupancy and equipment	1,553	1,702
Data processing	436	417
Professional services	472	414
Advertising and marketing	125	102
Deposit insurance	82	96
Other	947	821

Total non-interest expense	9,951	9,268

Income before income taxes	8,640	8,039
Income tax expense	3,011	2,743

Net income	$5,629	$5,296

Weighted average common shares outstanding:
Basic	4,322,309	4,327,930
Diluted	4,348,828	4,363,386
Earnings per share (in dollars):
Basic	$1.30	$1.22
Diluted	1.29	1.21

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2007 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2006	$7,850	$57,953	$107,055	$(62,902)	$(3,071)	$(426)	$426	$106,885
Cumulative effect of adoption of the fair value option, net of tax	—	—	(2,235)	—	2,235	—	—	—
Net Income	—	—	5,629	—	—	—	—	5,629
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 9)	—	—	—	—	486	—	—	486
Amortization of prior service cost and transition obligation on pension plan, net of tax (Note 9)	—	—	—	—	(6)	—	—	(6)

Comprehensive income								6,109
Cash dividends paid ($0.84 per share)	—	—	(3,639)	—	—	—	—	(3,639)
Purchase of treasury stock	—	—	—	(2,483)	—	—	—	(2,483)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(49)	49	—
Share-based payment compensation	—	66	—	—	—	—	—	66
Exercise of stock options	22	425	—	—	—	—	—	447
Tax benefit on stock options exercised	—	38	—	—	—	—	—	38

Balance at September 30, 2007	$7,872	$58,482	$106,810	$(65,385)	$(356)	$(475)	$475	$107,423

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2006 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2005	$7,812	$57,067	$104,743	$(61,281)	$(3,077)	$(351)	$351	$105,264
Net Income	—	—	5,296	—	—	—	—	5,296
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 9)	—	—	—	—	(416)	—	—	(416)

Comprehensive income								4,880
Cash dividends paid ($0.81 per share)	—	—	(3,507)	—	—	—	—	(3,507)
Purchase of treasury stock	—	—	—	(1,391)	—	—	—	(1,391)
Purchase of company stock for deferred compensation plan	—	—	—	—	—	(35)	35	—
Share-based payment compensation	—	50	—	—	—	—	—	50
Exercise of stock options	28	492	—	—	—	—	—	520
Tax benefit on stock options exercised	—	86	—	—	—	—	—	86

Balance at September 30, 2006	$7,840	$57,695	$106,532	$(62,672)	$(3,493)	$(386)	$386	$105,902

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$5,629	$5,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	562
Provision (credit) for loan losses	(10)	132
Provision (credit) for loan losses on off-balance sheet credit exposures	—	(181)
Share-based payment compensation	66	50
Loan interest capitalized	(7)	(8)
Increase in accrued interest and income receivable	(239)	(1,675)
(Decrease) increase in other liabilities	(7,010)	226
Increase in income tax receivable, net	(292)	(246)
Amortization of premiums (accretion of discounts) on securities, net	(31)	15
Trading securities activity:
Proceeds from sales of debt securities	4,945	6,940
Proceeds from sales of equity securities	22,158	8,167
Proceeds from maturities and calls of debt securities	100,750	2,000
Purchases of debt securities	(72,970)	(984)
Purchases of equity securities	(22,688)	(7,074)
Principal repayments of securities	35	—
Amortization of premiums (accretion of discounts) on securities, net	29	(27)
Gains on securities available for sale, net	(184)	(429)
Gains on trading securities, net	(3,049)	(109)
(Increase) decrease in net deferred mortgage loan origination costs, net of amortization	(15)	(18)
Decrease (increase) in deferred income tax asset, net	1,031	(35)
(Decrease) increase in accrued income taxes, net	—	(35)
Decrease (increase) in other assets	16,225	(4,068)
Gains on sales of premises and equipment	—	(3)

Net cash provided by operating activities	44,769	8,496

Cash flows from investing activities:
Purchases of term Federal funds	(188,000)	(15,000)
Proceeds from maturities of term Federal funds	166,000	—
Net decrease in interest-bearing bank deposits	—	898
Proceeds from sales of securities available for sale	5,083	15,565
Proceeds from maturities and calls of securities available for sale	—	75,000
Purchases of securities available for sale	(2,715)	(70,097)
Purchases of mortgage-backed securities available for sale	(9,048)	(15,971)
Purchases of mortgage-backed securities held to maturity	(2,966)	—
Principal repayments of mortgage-backed securities	19,923	20,371
Loans originated	(13,380)	(17,096)
Loan principal payments received	28,915	28,986
Purchases of premises & equipment	(1,487)	(1,513)
Proceeds from sales of premises and equipment	—	3

Net cash provided by investing activities	2,325	21,146

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(29,970)	(55,317)
Decrease in escrow deposits of borrowers	(43)	(67)
Proceeds from borrowed funds	10,000	—
Payments to acquire treasury stock	(2,483)	(1,391)
Options exercised, including tax benefit	485	606
Cash dividends paid on common stock	(3,639)	(3,507)

Net cash used in financing activities	(25,650)	(59,676)

Net increase (decrease) in cash and cash equivalents	21,444	(30,034)
Cash and cash equivalents at beginning of period	147,890	177,377

Cash and cash equivalents at end of period	$169,334	$147,343

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$15,848	$13,840
Cash paid during the period for taxes, net of refunds	2,234	2,973
Non-cash transactions:
Transfer of securities from available for sale to trading securities (at fair value) upon early adoption of SFAS No. 159	$261,256	$—

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of September 30, 2007 and December 31, 2006, and its operating results for the three months and nine months ended September 30, 2007 and 2006, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(4)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At September 30, 2007	At December 31, 2006
Federal funds sold (overnight)	$40,918	$117,104
Term federal funds sold	57,000	—
Money market investment funds	64,531	22,133
Interest-bearing bank money market accounts	3	3

Total short-term investments	$162,452	$139,240

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

	Contract or Notional Amount
(In thousands)	At September 30, 2007	At December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to originate residential mortgage loans	$700	$1,206
Unadvanced portions of construction loans	998	217
Unused credit lines, including unused portions of equity lines of credit	26,688	28,779
Other loan commitments	2,225	2,337

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

The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At September 30, 2007 and December 31, 2006 this allowance, which is shown separately on the balance sheet, totaled $345,000.

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

Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Denominator for basic earnings per share:
Average common shares outstanding	4,300	4,315	4,322	4,328
Dilutive common stock options	28	34	27	35

Denominator for diluted earnings per share	4,328	4,349	4,349	4,363

Numerator:
Net income attributable to common shares	$2,126	$1,731	$5,629	$5,296
Earnings per share:
Basic	$0.49	$0.40	$1.30	$1.22
Diluted	0.49	0.40	1.29	1.21

(7)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At September 30, 2007 and December 31, 2006, the Trust held 19,444 and 17,944 shares of MASSBANK Corp. common stock, respectively. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The following tables summarize stock option activity during the first nine months of 2007:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2006	244,850	$28.83
Options Granted	35,000	32.62
Options Exercised	(21,700)	20.57
Options Forfeited	(2,150)	36.95

Outstanding at September 30, 2007	256,000	$29.98
Exercisable at September 30, 2007	194,500	$29.12

At September 30, 2007		Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $ 20.67	45,375	2.6 years	$19.62	45,375	$19.62
25.00 to 27.63	47,250	2.4 years	26.09	47,250	26.09
28.44 to 29.60	42,125	2.0 years	29.13	42,125	29.13
32.50 to 32.92	68,250	8.8 years	32.70	6,750	32.79
36.70 to 42.90	53,000	6.2 years	39.50	53,000	39.50

$19.00 to $ 42.90	256,000	4.8 years	$29.98	194,500	$29.12

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Stock Option Plan (continued)

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

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Nine Months Ended September 30,
	2007	2006
Expected Term (years)	7.3 years	7.3 years
Volatility	21.30%	21.50%
Risk-free interest rate	4.73%	4.31%
Dividend Yield	3.47%	3.29%
Fair value per share	$6.67	$6.58

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the nine months ended September 30, 2007 and 2006, was $266,000 and $408,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the nine months ended September 30, 2007 and 2006 was $447,000 and $520,000, respectively. The tax benefit realized as a result of the stock options exercised was $38,000 in the first nine months of 2007 compared to $86,000 for the same period in 2006.

As of September 30, 2007, there was $347,000 of unearned compensation cost related to non-vested stock options granted in 2007 and 2006. The Company expects to recognize the expense over a weighted-average period of 3.9 years. The total compensation cost related to options expensed during the nine months ended September 30, 2007 and September 30, 2006 was $66,000 and $50,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

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

The components of other comprehensive income (loss) and related tax effect for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
(In thousands)	2007	2006
Unrealized holding gains (losses) on available for sale securities and when issued securities contracts arising during the period	$1,022	$(298)
Less: reclassification adjustment for gains realized in income	184	429

Net unrealized gains (losses)	838	(727)
Tax (expense) or benefit	(352)	311

Net unrealized gains (losses), net of tax	486	(416)

Recognized pension prior service cost and transition obligation	(10)	—
Tax benefit	4	—

Pension liability adjustment, net of tax	(6)	—

Other comprehensive income (loss)	$480	$(416)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months and nine months ended September 30, 2007 and 2006:

Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Service cost	$118	$103	$354	$310
Interest cost	153	144	460	431
Expected return on plan assets	(178)	(164)	(534)	(491)
Amortization of transition obligation	(5)	(5)	(16)	(16)
Amortization of prior service cost	2	2	6	6
Amortization of net (gains) losses	—	1	—	4

Net periodic pension expense	$90	$81	$270	$244

The Bank made an annual contribution to its defined benefit pension plan in the amount of $347,000 and $142,000, respectively, in the first nine months of 2007 and 2006.

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

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis at the end of the recent quarter.

	Fair Value Measurements at Report Date Using
(In thousands) Description	Fair Value Measurements 09/30/07	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Trading Securities	$233,977	$233,977	—	—
Securities available for sale	129,863	129,863	—	—

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(11)	Fair Value Measurements (continued)

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

(In thousands) Description	Balance Sheet 01/01/07 prior to Adoption	Balance Sheet Adjustment Pretax	Balance Sheet 01/01/07 after Adoption of FVO
Securities available for sale, at amortized cost	$407,604	$(264,793)	$142,811
Net unrealized losses on securities available for sale	(4,525)	3,537	(988)

Securities available for sale, at fair value	403,079	(261,256)	141,823
Trading securities, at fair value	5,396	261,256	266,652

	$408,475	$—	$408,475
Pretax cumulative effect of adoption of fair value option		$(3,537)
Deferred tax asset		1,302

Cumulative effect of adoption of fair value option, net of tax (charge to retained earnings)		$(2,235)

The charge to retained earnings has no overall impact on total stockholders’ equity because the fair value adjustment had previously been included as an element of stockholders’ equity in the accumulated other comprehensive loss account as shown in the table below:

Stockholders’ Equity	Balance Sheet 01/01/07 prior to Adoption	Cumulative Effect Adjustment of FVO (net of tax)	Balance Sheet 01/01/07 after Adoption of FVO
Common stock	$7,850	—	$7,850
Additional paid-in-capital	57,953		57,953
Retained earnings	107,055	(2,235)	104,820
Treasury stock	(62,902)		(62,902)
Accumulated other comprehensive loss	(3,071)	2,235	(836)
Shares held in rabbi trust	(426)		(426)
Deferred compensation obligation	426		426

Total Stockholder’s Equity	$106,885	—	$106,885

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2007

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and therefore, if their maturity date is less than one year into the future, regardless of their fair market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. There were no other than temporary impairment write downs of investment securities in the first nine months of 2007 and 2006.

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

For the quarter ended September 30, 2007, MASSBANK Corp. reported net income of $2,126,000 compared to $1,731,000 for the quarter ended September 30, 2006, an increase of $395,000 or 22.8%. Diluted and basic earnings per share were $0.49 for the third quarter of 2007 compared to $0.40 for the same period in 2006, an increase of 22.5%.

The Company’s return on average assets and return on average equity for the third quarter of 2007 increased to 1.05% and 8.00%, respectively, from 0.82% and 6.72%, respectively, for the third quarter of the prior year.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s increased earnings results for the third quarter of 2007 compared to the same quarter of 2006 were:

•	The decrease in net interest income of $535,000.

•	The decrease in provision for loan losses of $82,000.

•	The change from net gains to net losses on securities available for sale of $184,000.

•	The increase in net trading securities gains of $2,121,000.

•	The decrease in deferred compensation plan income of $39,000.

•	The increase in other non-interest income of $91,000.

•	The increase in non-interest expense of $831,000.

•	The increase in income tax expense of $310,000.

(In thousands) Quarters Ended September 30,	2007	2006	Variance
Income Statement Data
Total interest and dividend income	$10,013	$10,052	$(39)
Total interest expense	5,368	4,872	(496)

Net interest income	4,645	5,180	(535)
Provision (credit) for loan losses	—	82	82
Gains (losses) on securities available for sale, net	(104)	80	(184)
Gains on trading securities, net	2,209	88	2,121
Deferred compensation plan income	9	48	(39)
Other non-interest income	322	231	91
Non-interest expense	3,760	2,929	(831)
Income tax expense	1,195	885	(310)

Net income	$2,126	$1,731	$395
Diluted earnings per share	$0.49	$0.40	$0.09

(In thousands) Quarters Ended September 30,	2007	2006	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$195,508	$214,885	$(19,377)
Mortgage-backed securities	133,535	138,206	(4,671)
Other securities available for sale	6,601	314,664	(308,063)
Trading securities	238,731	4,739	233,992
Federal funds sold	154,300	143,922	10,378
Short-term investments	57,439	5,750	51,689

Total earning assets	$786,114	$822,166	$(36,052)
Total deposits	$698,988	$741,044	$(42,056)
Total borrowed funds	$326	$—	$326

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2006	December 31, 2007	Variance
Assets:
Short-term investments	$162,452	$139,240	$23,212
Term federal funds sold	63,000	41,000	22,000
Securities available for sale, at fair value	129,863	403,079	(273,216)
Securities held to maturity, at amortized cost	8,127	5,396	2,731
Trading securities, at fair value	233,977	1,931	232,046

Total investments	597,419	590,646	6,773
Total loans	193,412	208,927	(15,515)
Allowance for loan losses	(1,370)	(1,382)	12

Net loans	192,042	207,545	(15,503)
Other assets	27,586	45,331	(17,745)

Total assets	$817,047	$843,522	$(26,475)

Liabilities:
Total deposits	$693,362	$723,332	$(29,970)
Escrow deposits of borrowers	963	1,006	(43)
Total borrowed funds	10,000	—	10,000
Other liabilities	5,299	12,299	(7,000)

Total liabilities	709,624	736,637	(27,013)
Total stockholders’ equity	107,423	106,885	538

Total liabilities and stockholders’ equity	$817,047	$843,522	$(26,475)

Financial Condition

The Company’s total assets were $817.0 million at September 30, 2007, compared to $843.5 million at December 31, 2006 reflecting a decrease of $26.5 million. This includes an increase of $6.8 million in total investments offset by a decrease of $15.5 million in total loans and a decrease of $17.8 million in other assets. Deposits, the primary funding source for the Company’s assets, decreased $29.9 million during the first nine months of 2007, from $723.3 million at December 31, 2006 to $693.4 million at September 30, 2007 due to intense competition for short-term deposits and more attractive returns in the equity securities markets. The decline in deposits was also due in part to management’s decision to seek to protect the Company’s net interest margin. Borrowed funds, which represent the Company’s short-term borrowings from the Federal Reserve Bank of Boston discount window, amounted to $10.0 million at September 30, 2007. There were no such borrowings as of year-end 2006.

Investments

At September 30, 2007, the Company’s total investments were $597.4 million representing 73.1% of total assets compared to $590.6 million representing 70.0% of total assets at December 31, 2006. Total investments have increased $6.8 million from year-end 2006. The increase in total investments includes an increase in short-term investments, primarily federal funds sold, of $23.2 million. In addition, term federal funds sold were increased by $22.0 million to lock these funds in at a higher rate in anticipation of the Federal Reserve Bank reducing its (overnight) federal funds target interest rate.

Upon adoption of FAS 159 effective January 1, 2007, the Company selected the fair value option for all its U.S. Treasury and Government Agency securities available for sale, a portfolio totaling $261.3 million as of January 1, 2007. As a result, these securities were moved from the available for sale category to the trading account. As shown in the detail from the condensed consolidated balance sheets on page 24, in the first nine months of 2007 the Company’s portfolio of securities available for sale decreased $273.2 million while the Company’s portfolio of trading securities increased $232.0 million.

Loans

The loan portfolio, net of allowance for loan losses, decreased $15.5 million or 7.5% in the first nine months of 2007. At September 30, 2007, the loan portfolio, net of allowance for loan losses, totaled $192.0 million representing 23.5% of total assets compared to $207.5 million representing 24.6% of total assets at December 31, 2006. The decrease in loans is due to regular principal payments and prepayments exceeding the volume of new loan originations. New loan originations decreased $3.7 million to $13.4 million in the first nine months of 2007 from $17.1 million in the same period of 2006. Mortgage loan origination activity (particularly refinancing activity) has decreased significantly in the Bank’s market area.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $178.4 million at September 30, 2007, representing 92.2% of the total loan portfolio. See page 42 of this Form 10-Q for a table setting forth the composition of the loan portfolio at September 30, 2007 and December 31, 2006.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, remain near historical lows totaling $206,000 at September 30, 2007 compared to $137,000 at December 31, 2006 and $5,000 as of September 30, 2006. The Bank had no impaired loans or real estate acquired through foreclosure at September 30, 2007.

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

Deposits at September 30, 2007 totaled $693.4 million, reflecting a decrease of $29.9 million or 4.1% from $723.3 million at December 31, 2006. In the first nine months of 2007 there was an outflow of deposits due to increased competition for deposits and some deposits being reinvested in the stock market and other types of investments. The decline in deposits was also due in part to management’s decision to seek to protect the Company’s net interest margin.

For information concerning deposit balances at September 30, 2007 and December 31, 2006, see page 45 of this Form 10-Q.

Borrowed Funds

The Bank has the ability to obtain advances from the Federal Reserve Bank of Boston discount window. On September 28, 2007, as part of the Bank’s test of its business continuity plan, the Bank borrowed $10.0 million for three days. The loan was repaid on October 1, 2007.

Stockholders’ Equity

Total stockholders’ equity increased $0.5 million to $107.4 million at September 30, 2007, from $106.9 million at December 31, 2006. This represents a book value of $25.18 per share at September 30, 2007, up $0.42 from $24.76 per share at December 31, 2006.

The increase in stockholders’ equity was essentially the result of the following: the Company’s net income for the first nine months of 2007 of $5.6 million, the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.5 million and a decrease in accumulated other comprehensive loss of $0.5 million due to an increase in market of the Company’s available for sale securities portfolio, partially offset by the payment of dividends to stockholders of $3.6 million and the Company’s repurchase of treasury stock in the amount of $2.5 million.

The Company’s total stockholders’ equity as of September 30, 2007 includes a $2.2 million cumulative effect adjustment, net of tax, recorded as a reduction in retained earnings as of January 1, 2007 due to the early adoption of FAS 159. The charge to retained earnings was offset by a corresponding increase in other comprehensive income, included as an element of stockholders’ equity, thus having no overall impact on total stockholders’ equity.

Comparison of Operating Results for the Three Months ended September 30, 2007 and 2006.

Net interest income

Net interest income for the three months ended September 30, 2007 was $4,645,000 compared to $5,180,000 for the same period in 2006. The decrease in net interest income was due in part to a flat yield curve, increased funding costs due to intense competition for deposits and a decrease in the Company’s average earning assets.

Average earning assets for the third quarter of 2007 declined to $786.1 million, from $822.2 million in the third quarter of the prior year due to a decrease in deposits. Average total deposits were $699.0 million for the third quarter of 2007 compared to $741.0 million for the same quarter last year. Deposits declined due in part to management’s decision to seek to protect the Company’s net interest margin. The Company’s net interest margin for the recent quarter was 2.37% compared to 2.53% for the same quarter in 2006.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended September 30, 2007 decreased $43,000 to $10,030,000 from $10,073,000 for the three months ended September 30, 2006. The decrease in interest and dividend income resulted from a decrease of $36.1 million in average earning assets, partially offset by an increase in interest income resulting from an improvement in yield on the Company’s average earning assets. As reflected in the table on page 28 of this report, the yield on the Company’s average earning assets in the third quarter of 2007 was 5.10%, as compared to 4.90% in the same quarter of 2006.

Interest Expense

Total interest expense for the three months ended September 30, 2007 increased $496,000, or 10.2% to $5,368,000 from $4,872,000 for the three months ended September 30, 2006. The increase in interest expense is due primarily to higher interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 2.61% in the third quarter of 2006 to 3.04% in the third quarter of 2007. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the recent quarter, as shown in the table on page 29, decreased $42.0 million or 5.7% to $699.0 million, from $741.0 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$154,300	$2,058	5.29%	$143,922	$1,923	5.30%
Short-term investments (4)	57,439	735	5.08	5,750	74	5.08
Securities available for sale:
Other securities (2)	6,601	48	2.95	314,664	3,165	4.02
Mortgage-backed securities (2)	125,971	1,702	5.40	132,667	1,799	5.42
Mortgage-backed securities held to maturity	7,564	104	5.47	5,539	73	5.29
Trading securities	238,731	2,649	4.44	4,739	40	3.35
Mortgage loans (3)	185,756	2,541	5.47	205,321	2,799	5.45
Other loans (3)	9,752	193	7.88	9,564	200	8.32

Total earning assets	786,114	$10,030	5.10%	822,166	$10,073	4.90%
Allowance for loan losses	(1,371)			(1,302)

Total earning assets less allowance for loan losses	784,743			820,864
Other assets	26,036			27,753

Total assets	$810,779			$848,617

(1)	Dividend income on equity securities is included on a tax equivalent basis.

(2)	Average balances include net unrealized gains (losses) on securities available for sale.

(3)	Loans on non-accrual status are included in the average balance.

(4)	Short-term investments consist of interest-bearing bank money market accounts and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$72,808	$66	0.36%	$80,129	$61	0.30%
Savings	318,761	1,598	1.99	377,669	1,750	1.84
Time certificates of deposit	307,419	3,700	4.78	283,246	3,061	4.29

Total deposits	698,988	5,364	3.04%	741,044	4,872	2.61%
Borrowed funds	326	4	5.25%	—	—	—

Total deposits and borrowed funds	699,314	5,368	3.04%	741,044	4,872	2.61%
Other liabilities	5,174			4,478

Total liabilities	704,488			745,522
Stockholders’ equity	106,291			103,095

Total liabilities and stockholders’ equity	$810,779			$848,617

Net interest income (tax-equivalent basis)		4,662			5,201
Less adjustment for tax-exempt interest income		17			21

Net interest income		$4,645			$5,180

Interest rate spread (5)			2.06%			2.29%

Net interest margin (6)			2.37%			2.53%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.

(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

There was no loan loss provision recorded by the Company in the third quarter of 2007 compared with a provision of $82,000 in same quarter of the prior year. The reduced provision reflects a decrease in the size of the loan portfolio and a relatively low level of loan delinquencies and charge-offs.

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

At September 30, 2007, the allowance for loan losses was $1,370,000 representing 0.71% of total loans. This compares to $1,382,000 representing 0.66% of total loans at December 31, 2006. Non-accrual loans totaled $206,000 at September 30, 2007. This compares to $137,000 at December 31, 2006 and $5,000 at September 30, 2006. Management believes that the allowance for loan losses as of September 30, 2007 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $345,000 at September 30, 2007 and December 31, 2006. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the three months ended September 30, 2007 was $2,436,000 compared to $447,000 for the three months ended September 30, 2006, an increase of $1,989,000 or 445.0% over the same period last year. The growth in non-interest income was mainly due to an increase in net securities gains of $1,937,000 resulting primarily from net gains on trading securities. Net gains on trading securities were $2,209,000 in the recent quarter, up from $88,000 in the same quarter of 2006. The strong performance of the Company’s trading securities portfolio in the recent quarter reflects an increase in fair value of the trading securities portfolio of $2,036,000 over the same quarter last year. The increase in fair value of the securities is due in part to the securities the bank selected for its trading portfolio in anticipation of lower interest rates. In addition, all other non-interest income in the recent quarter increased $52,000 over the same period last year. This included option fees of $75,000 from a local developer. No option fees were recorded in the third quarter of 2006.

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

The developer may extend the option period on no more than four (4) occasions, for sixty (60) days each from the end of August 2007. There shall be an option fee of $75,000 for each such 60-day extension, which fee is not applied towards the purchase price and is non-refundable. The developer, still seeking to obtain all of the necessary permits for the construction project, has extended the option through December 2007. The option may be extended further or possibly allowed to lapse.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2007, increased $831,000 or 28.4% to $3,760,000 from $2,929,000 for the same period in 2006. The increases were predominately in compensation related costs, professional services and other expenses.

Salaries and employee benefits increased $484,000 to $2,292,000 in the recent quarter from $1,808,000 in the third quarter of 2006. The increase was due principally to an accrual of $390,000 for a profit sharing and incentive compensation bonus plan distribution to Company employees at year-end based on the Company’s earnings performance, the increased costs of employee benefits and an increase in stock-based compensation costs.

Deferred compensation plan expense increased $79,000 to $148,000 in the recent quarter from $69,000 for the same quarter in 2006 due principally to a higher expense provision for the Company’s executive supplemental retirement plan.

Professional services expense increased $117,000 to $230,000 in the third quarter of 2007 from $113,000 in the third quarter of 2006 due to higher legal fees incurred related to various shareholder and other business matters.

Other expenses increased $104,000 to $330,000 for the three months ended September 30, 2007 compared to $226,000 for the same period in 2006. The increase was due primarily to a benefit of $107,000 recorded in the third quarter of 2006 resulting from a decrease in the Bank’s allowance for loan losses on off-balance sheet credit exposures.

The remaining categories of non-interest expense consisting of occupancy and equipment, data processing, advertising and marketing, and deposit insurance expense combined increased $47,000 in the recent quarter to $760,000 from $713,000 in the same quarter of 2006.

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

The Company recorded income tax expense of $1,195,000 in the third quarter of 2007, an increase of $310,000 when compared to $885,000 in the same quarter last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company’s income before income taxes was $3,321,000 in the recent quarter compared to $2,616,000 for the same quarter a year ago. The effective income tax rate for the three months ended September 30, 2007 and 2006 was 35.98% and 33.83%, respectively.

Comparison of Operating Results for the Nine Months ended September 30, 2007 and 2006.

FINANCIAL OVERVIEW

For the nine months ended September 30, 2007, the Company reported net income of $5,629,000 compared to $5,296,000 for the same period in 2006, an increase of $333,000 or 6.3%. Diluted earnings per share for the first nine months of 2007 increased 6.6% to $1.29 from $1.21 for the same period last year. Basic earnings per share for the nine months ended September 30, 2007 were $1.30 compared to $1.22 for the same period in 2006. Return on average assets and return on average equity was 0.92% and 7.02%, respectively, in the first nine months of 2007 compared to 0.81% and 6.81%, respectively, in the same period of 2006.

The major factors affecting the Company’s increased earnings results for the first nine months of 2007 compared to the same period of 2006 were:

•	The decrease in net interest income of $1,809,000.

•	The decrease in provision for loan losses of $142,000.

•	The decrease in net gains on securities available for sale of $245,000.

•	The increase in net gains on trading securities of $2,940,000.

•	The increase in deferred compensation plan income of $9,000.

•	The increase in other non-interest income of $247,000.

•	The increase in non-interest expense of $683,000.

•	The increase in income tax expense of $268,000.

(In thousands) Nine Months Ended September 30,	2007	2006	Variance
Income Statement Data
Total interest and dividend income	$30,048	$29,854	$194
Total interest expense	15,848	13,845	(2,003)

Net interest income	14,200	16,009	(1,809)
Provision (credit) for loan losses	(10)	132	142
Gains on securities available for sale, net	184	429	(245)
Gains on trading securities, net	3,049	109	2,940
Deferred compensation plan income	118	109	9
Other non-interest income	1,030	783	247
Non-interest expense	9,951	9,268	(683)
Income tax expense	3,011	2,743	(268)

Net income	$5,629	$5,296	$333
Diluted earnings per share	$1.29	$1.21	$0.08

(In thousands) Nine Months Ended September 30,	2007	2006	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$200,823	$219,179	$(18,356)
Mortgage-backed securities	135,961	140,752	(4,791)
Other securities available for sale	7,386	315,231	(307,845)
Trading securities	244,639	7,284	237,355
Federal funds sold	162,560	157,431	5,129
Short-term investments	44,327	2,420	41,907

Total earning assets	$795,696	$842,297	$(46,601)
Total deposits	$708,069	$759,739	$(51,670)
Total borrowed funds	$110	$—	$110

Net Interest Income

Net interest income totaled $14,200,000 for the nine months ended September 30, 2007, a decrease of $1,809,000 from the same period in 2006. The decrease in net interest income reflects a decline in net interest margin and net interest spread, as well as a decrease in the average volume of earning assets and interest bearing liabilities.

The Company’s net interest spread declined to 2.05% for the first nine months of 2007 from 2.29% in the same period last year. Net interest spread represents the difference between the yield on earning assets and the cost of the Company’s deposits. Net interest margin represents the relationship between net interest income and average earning assets. Net interest margin is affected by several factors, including fluctuations in the overall interest rate environment, funding strategies, and the mix of interest earning assets and interest bearing liabilities. The Company’s net interest margin for the nine months ended September 30, 2007 declined 15 basis points to 2.39% from 2.54% reported in the first nine months of last year. Average earning assets for the nine months ended September 30, 2007 decreased $46.6 million to $795.7 million, from $842.3 million in the same period of 2006.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the nine months ended September 30, 2007 increased $188,000 to $30,096,000 from $29,908,000 for the nine months ended September 30, 2006. The increase in interest and dividend income resulted from an increase in yield on the Company’s average earning assets, partially offset by a decrease in interest income resulting from a decrease of $46.6 million in average earning assets. As reflected in the table on page 34 of this report, the yield on the Company’s average earning assets in the first nine months of 2007 was 5.04%, as compared to 4.73% in the same period of 2006. The improvement in yield on the Company’s average earning assets is primarily attributable to an increase in interest income on federal funds sold and short-term investments of $2,335,000 due to higher short-term interest rates and higher average balances in 2007 compared to 2006. Interest income on securities available for sale, held to maturity and trading combined decreased $1,428,000 due to a decrease in average balances partially offset by an improvement in yield. Interest income on loans decreased $719,000 due to a decrease in the size of the loan portfolio partially offset by an improvement in yield.

Interest Expense

Total interest expense for the nine months ended September 30, 2007 increased $2,003,000 to $15,848,000 from $13,845,000 for the nine months ended September 30, 2007. The increase in interest expense is due primarily to rising interest rates and the continued shift in the Bank’s deposit mix from savings accounts to certificates of deposit accounts. This has resulted in an increase in the Company’s average cost of funds, from 2.44% in the first nine months of 2006 to 2.99% in the first nine months of 2007. The increase in interest expense resulting from the higher average cost of funds was partially offset by a decrease in interest expense resulting from a decrease in the Company’s average deposits. The Company’s average deposits in the first nine months of 2007, as shown in the table on page 35, decreased $51.6 million to $708.1 million, from $759.7 million in the same period of the prior year.

	AVERAGE BALANCE SHEETS Nine Months Ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$162,560	$6,438	5.30%	$157,431	$5,727	4.86%
Short-term investments (4)	44,327	1,710	5.16	2,420	86	4.76
Securities available for sale:
Other securities (2)	7,386	137	2.45	315,231	9,073	3.84
Mortgage-backed securities (2)	129,943	5,236	5.37	134,961	5,469	5.40
Mortgage-backed securities held to maturity	6,018	240	5.33	5,791	229	5.28
Trading securities	244,639	7,930	4.32	7,284	200	3.67
Mortgage loans (3)	191,058	7,820	5.46	209,602	8,554	5.44
Other loans (3)	9,765	585	8.01	9,577	570	7.96

Total earning assets	795,696	$30,096	5.04%	842,297	$29,908	4.73%
Allowance for loan losses	(1,378)			(1,267)

Total earning assets less allowance for loan losses	794,318			841,030
Other assets	25,650			26,811

Total assets	$819,968			$867,841

(1)	Dividend income on equity securities is included on a tax equivalent basis.

(2)	Average balances include net unrealized gains (losses) on securities available for sale.

(3)	Loans on non-accrual status are included in the average balance.

(4)	Short-term investments consist of interest-bearing bank money market accounts and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Nine Months Ended September 30,
	2007			2006
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$74,238	$195	0.35%	$81,428	$164	0.27%
Savings	328,133	4,808	1.96	401,614	5,362	1.78
Time certificates of deposit	305,698	10,841	4.74	276,697	8,319	4.02

Total deposits	708,069	15,844	2.99	759,739	13,845	2.44
Borrowed funds	110	4	5.25	—	—	—

Total deposits and borrowed funds	708,179	15,848	2.99%	759,739	13,845	2.44%
Other liabilities	4,809			4,420

Total liabilities	712,988			764,159
Stockholders’ equity	106,980			103,682

Total liabilities and stockholders’ equity	$819,968			$867,841

Net interest income (tax-equivalent basis)		14,248			16,063
Less adjustment for tax-exempt interest income		48			54

Net interest income		$14,200			$16,009

Interest rate spread (5)			2.05%			2.29%

Net interest margin (6)			2.39%			2.54%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.

(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first nine months of 2007, the Bank recorded a credit provision for loan losses of $10,000 compared to a provision of $132,000 in the first nine months of 2006.

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

At September 30, 2007, the allowance for loan losses was $1,370,000 representing 0.71% of total loans and 665% of non-accrual loans. This compares to $1,382,000 representing 0.66% of total loans and 1009% of non-accrual loans at December 31, 2006. Non-accrual loans totaled $206,000 at September 30, 2007. This compares to $137,000 at December 31, 2006 and $5,000 a year earlier. Management believes that the allowance for loan losses as of September 30, 2007 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $345,000 at September 30, 2007 and December 31, 2006. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the nine months ended September 30, 2007 increased $2,951,000 or 206.4% to $4,381,000 from $1,430,000 for the same period in 2006. This increase is due primarily to an increase in net securities gains of $2,695,000 from $538,000 in the first nine months of 2006 to $3,233,000 in the first nine months of this year. Net securities gains in the first nine months of 2007 were comprised of $3,049,000 in net gains on trading securities and $184,000 in net gains on available for sale securities. This compares to net gains on trading securities and available for sale securities of $109,000 and $429,000, respectively, for the same period in 2006. The net gains on trading securities for the first nine months of 2007 consisted of $202,000 in realized gains primarily from the sales of equity securities and net gains of $2,847,000 related to the change in fair value of the portfolio during the first nine months of 2007. The increase in fair value of the securities is due in part to the securities the bank selected for its trading portfolio in anticipation of lower interest rates.

The Bank has a supplemental retirement plan for certain executive officers. In the first nine months of 2007, the Bank recorded plan income of $118,000 due primarily to the appreciation in market value of plan assets, compared to plan income of $109,000 in the first nine months of the prior year. The Bank’s deposit account service fees and other non-interest income totaled $245,000 and $560,000, respectively, for the first nine months of 2007. This compares to $258,000 and $525,000, respectively, in the first nine months of 2006. The combined total of these two items increased $22,000 from the same period of the prior year. Deposit account service fees have declined due to a decrease in the number of deposit accounts subject to these types of charges.

In the first nine months of 2007, the Company recorded option fees of $225,000. There were no option fees recorded in the same period last year.

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

The developer may extend the option period on no more than four (4) occasions, for sixty (60) days each from the end of August 2007. There shall be an option fee of $75,000 for each such 60-day extension, which fee is not applied towards the purchase price and is non-refundable. The developer, still seeking to obtain all of the necessary permits for the construction project, has extended the option through December 2007. The option may be extended further or possibly allowed to lapse.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2007, increased $683,000 to $9,951,000 compared to $9,268,000 for the same period in 2006. The increases were predominately in compensation related costs, professional services and other expenses.

Salaries and employee benefits increased $488,000 to $6,032,000 in the first nine months of 2007 from $5,544,000 for the same period in 2006. This was due principally to an accrual of $390,000 for a profit sharing and incentive compensation bonus plan distribution to Company employees at year-end based on the Company’s earnings performance, the increased costs of employee benefits and an increase in stock-based compensation costs.

Deferred compensation plan expense increased $132,000 to $304,000 in the first nine months of 2007 compared to $172,000 for the same period last year due principally to a higher expense provision for the Company’s executive supplemental retirement plan.

Occupancy and equipment expense decreased $149,000 to $1,553,000 for the nine months ended September 30, 2007 from $1,702,000 for the same period in 2006. The decrease is primarily due to a reduction in building and equipment depreciation expense.

Professional services expense increased $58,000 to $472,000 for the nine months ended September 30, 2007 from $414,000 for the same period last year due to higher legal fees incurred related to various shareholder and other business matters.

Other expenses increased $126,000 to $947,000 for the first nine months of 2007 compared to $821,000 for the same period last year. The increase was due primarily to a benefit of $181,000 recorded in the first nine months of 2006 resulting from a decrease in the Company’s allowance for loan losses on off-balance sheet credit exposures.

The remaining categories of non-interest expense consisting of data processing, advertising and marketing, and deposit insurance expense combined increased $28,000 in the nine months ended September 30, 2007 to $643,000 from $615,000 for the same period in 2006.

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

The Company recorded income tax expense of $3,011,000 in the first nine months of 2007, an increase of $268,000 when compared to $2,743,000 in the same period last year. The increase in income tax expense is due primarily to an increase in income before income taxes and an increase in effective income tax rate. The Company’s income before income taxes was $8,640,000 for the first nine months of 2007 compared to $8,039,000 for the same period a year ago. The effective income tax rate for the nine months ended September 30, 2007 and 2006 was 34.85% and 34.12%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity and available for sale at September 30, 2007 with gross unrealized gains and losses follows:

(In thousands) At September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$8,127	$41	$(164)	$8,004

Total securities held to maturity	$8,127	$41	$(164)	$8,004

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$776	$10	$—	$786
Federal Home Loan Mortgage Corporation	122,021	508	(1,525)	121,004
Federal National Mortgage Association	1,979	—	(17)	1,962
Collateralized mortgage obligations	61	2	—	63

Total mortgage-backed securities	124,837	520	(1,542)	123,815

Total debt securities available for sale	124,837	520	(1,542)	123,815
Equity securities	5,182	955	(89)	6,048

Total securities available for sale	130,019	$1,475	$(1,631)	$129,863

Net unrealized losses on securities available for sale	(156)

Total securities available for sale, net	129,863

Total investment securities, net	$137,990

TRADING SECURITIES

The trading securities portfolio at September 30, 2007 consist of the following:

(In thousands) At September 30, 2007	Fair Value
U.S. Treasury obligations	$8,949
U.S. Government agency obligations	222,211
Marketable equity securities	2,813
Investments in mutual funds	4

Total trading securities	$233,977

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

Investments (continued)

The amortized cost and fair value of debt securities available for sale by contractual maturity at September 30, 2007 and December 31, 2006 are shown in the following table. Actual maturities will differ from contractual maturities because of callable government agency securities in the Company’s portfolio that may be called prior to maturity.

The amortized cost and fair value of debt securities available for sale by contractual maturity are as follows:

(In thousands)	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available for sale:
U.S. Treasury obligations:(a)
Maturing within 1 year	$—	$—	$14,019	$13,911
Maturing after 1 year but within 5 years	—	—	7,999	7,798

Total	—	—	22,018	21,709

U.S. Government agency obligations:(a)
Maturing within 1 year	—	—	75,000	74,594
Maturing after 1 year but within 5 years	—	—	150,745	148,246
Maturing after 5 years but within 10 years	—	—	15,995	15,706
Maturing after 10 years but within 15 years	—	—	1,035	1,001

Total	—	—	242,775	239,547

Mortgage-backed securities:(b)
Maturing within 1 year	30	30	100	101
Maturing after 1 year but within 5 years	6,049	6,196	7,508	7,666
Maturing after 5 years but within 10 years	14,928	15,235	17,155	17,473
Maturing after 10 years but within 15 years	103,830	102,354	110,608	109,157
Maturing after 15 years	—	—	74	74

Total	124,837	123,815	135,445	134,471

Total debt securities available for sale	124,837	$123,815	400,238	$395,727

Net unrealized losses on debt securities available for sale	(1,022)		(4,511)

Total debt securities available for sale, net carrying value	$123,815		$395,727

(a)	Upon adoption of FAS 159 effective January 1, 2007, the Company selected the fair value option for all of its U.S. Treasury and Government Agency securities available for sale. Consequently, these securities were moved from the available for sale category to the trading account.

(b)	Maturities of mortgage-backed securities are shown at final contractual maturity and do not reflect any principal amortization or prepayments.

INVESTMENT SECURITIES (continued)

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007, December 31, 2006, and September 30, 2006.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At September 30, 2007
Mortgaged-backed securities	$24,498	$(169)	$69,282	$(1,537)	$93,780	$(1,706)
Equity securities	1,185	(89)	—	—	1,185	(89)

Total temporarily impaired investment securities at:
September 30, 2007	$25,683	$(258)	$69,282	$(1,537)	$94,965	$(1,795)

December 31, 2006	$90,097	$(885)	$269,494	$(4,980)	$359,591	$(5,865)

September 30, 2006	$126,775	$(1,628)	$248,266	$(5,131)	$375,041	$(6,759)

As of September 30, 2007 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At September 30, 2007	At December 31, 2006
Mortgage loans:
Residential:
Conventional:
Fixed rate	$154,661	$169,036
Variable rate	23,690	23,941
FHA and VA	6	13
Construction-Variable rate	397	1,217
Commercial:
Fixed rate	348	367
Variable rate	3,991	4,076
Construction-Fixed rate	693	563

Total mortgage loans	183,786	199,213
Premium on loans	2	2
Deferred mortgage loan origination costs, net	53	38

Mortgage loans, net	183,841	199,253

Other loans:
Consumer:
Second mortgage loans	1,265	751
Installment	267	211
Guaranteed education	494	635
Other secured	436	408
Home equity lines of credit	6,852	7,460
Unsecured	131	128

Total consumer loans	9,445	9,593
Commercial	126	81

Total other loans	9,571	9,674

Total loans	$193,412	$208,927

The Bank’s loan portfolio decreased $15.5 million during the first nine months of 2007, from $208.9 million at December 31, 2006 to $193.4 million at September 30, 2007. This is primarily due to a decrease in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has decreased in 2007 compared to the prior year. Loan originations were $5.2 million in the recent quarter compared to $5.8 million in the third quarter of last year. For the first nine months of 2007, loan originations decreased to $13.4 million from $17.1 million for the same period in 2006.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at September 30, 2007 and 2006, and December 31, 2006:

(In thousands)	At September 30, 2007	At December 31, 2006	At September 30, 2006
Non-Performing Assets:
Non-accrual loans	$206	$137	$5
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$206	$137	$5

Allowance for loan losses	$1,370	$1,382	$1,395
Allowance as a percent of total loans	0.71%	0.66%	0.65%
Non-accrual loans as a percent of total loans	0.11%	0.07%	N/M

N/M = Not Meaningful

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans remain near historical lows totaling $206,000 at September 30, 2007 up however from $137,000 at December 31, 2006 and $5,000 at September 30, 2006.

The Bank did not have any impaired loans as of September 30, 2007, December 31, 2006 or September 30, 2006.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Balance at December 31, 2006 and 2005	$1,382	$1,253
Provision (credit) for loan losses	(10)	132
Recoveries of loans previously charged-off	—	19
Charge-offs	(2)	(9)

Balance at September 30,	$1,370	$1,395

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

At September 30, 2007 the balance of the allowance for loan losses was $1,370,000 representing 0.71% of total loans compared to $1,395,000 representing 0.65% of total loans at September 30, 2006. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $345,000 and $336,000 at September 30, 2007 and 2006, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $29.9 million to $693.4 million at September 30, 2007 from $723.3 million at December 31, 2006. This decrease in deposits is due in part to intense competition for short-term deposits, more attractive returns in the equity securities markets and management’s decision to seek to protect the Company’s net interest margin.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Demand and NOW	$72,606	$78,860
Savings and money market accounts	311,725	344,808
Time certificates of deposit	309,031	299,664

Total deposits	$693,362	$723,332

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices. The Company’s balance sheet at September 30, 2007 included trading securities consisting of debt and equity securities with a fair value of $234.0 million and equity securities available for sale with a fair value of $6.0 million. Broad market movements such as changes in the general level of interest rates and equity prices affect the value of these portfolios. Trading securities are measured at fair value with changes in fair value recognized in earnings. Changes in the general level of interest rates will cause volatility in Company earnings. Movements in equity prices affect the value of the Company’s equity securities and the amount of securities gains or losses that the Company realizes from the sale of these securities.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At September 30, 2007 the Bank had $162.5 million or 20.0% of total assets and $231.2 million or 28.3% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At September 30, 2007, the Bank had a leverage Tier I capital to average assets ratio of 12.58%, a Tier I capital to risk- weighted assets ratio of 33.08% and a total capital to risk-weighted assets ratio of 33.76%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 13.20%, Tier I capital to risk-weighted assets of 34.55% and total capital to risk-weighted assets of 35.24% at

September 30, 2007.

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

From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business. As of September 30, 2007, none of these actions individually or in the aggregate is believed by management to be material to the financial condition of MASSBANK Corp. or the Bank.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
June 30, 2007	—	—	—	104,417	(1)
July 1-31, 2007	—	—	—	104,417
August 1-31, 2007	41,900	$34.01	41,900	62,517
September 1-30, 2007	12,000	$36.77	12,000	50,517

	53,900	$34.62	53,900

(1)	On October 18, 2006 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized.

In addition, the following number of shares were purchased for the Company’s Directors’ Deferred Compensation Plan and Trust during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
July 1-31, 2007	—	$—	—	—
August 1-31, 2007	—	$—	—	—
September 1-30, 2007	500	$34.00	—	—

	500	$34.00

Item 2(c).	Share Repurchases (continued)

The following number of shares were also purchased for the Bank’s Employees’ Stock Ownership Plan (ESOP) during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
July 1-31, 2007	—	$—	—	—
August 1-31, 2007	—	$—	—	—
September 1-30, 2007	7,885	$35.64	—	—

	7,885	$35.64

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a. Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp. & Subsidiaries

(Registrant)

Date: November 9, 2007	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: November 9, 2007	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO