Form 10-K
period 2007-12-31
MASSBANK CORP
filed 2008-03-14
CIK 799166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Annual Report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2007 or

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
COMMON STOCK, par value $1.00 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price per share of common stock on June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $128,539,466. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.
As of February 29, 2008, there were 4,233,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of MASSBANK Corp.’s 2007 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of this Form 10-K. Portions of the Definitive Notice of Annual Meeting and Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

MASSBANK Corp.
Form 10-K
For the Year Ended December 31, 2007

Forward-Looking Statement Disclosure.
     MASSBANK Corp. may from time to time make written or oral forward-looking statements, including statements contained in this annual report, in the Company’s filings with the Securities and Exchange Commission, in its reports to stockholders and in other MASSBANK Corp. communications. These statements relate to future, not past, events.
     These forward-looking statements include, among others, statements with respect to MASSBANK Corp.’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of the Company. You can identify forward-looking statements by the use of the words “may”, “could”, “should”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “assume”, “will”, “would”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties including but not limited to the following: (1) changing economic conditions; (2) movements in interest rates; (3) the credit environment; (4) levels of activity in the capital markets, including the stock and bond market; (5) changes in the level of non-performing assets; (6) changes in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, changes in loan originations, a change in deposits and assets; (7) adverse legislative and regulatory developments; (8) a significant decline in residential real estate values in the Company’s market area; (9) adverse impacts resulting from the continuing war on terrorism; (10) a significant increase in employee benefit costs; (11) the impact of changes in accounting principles; (12) the impact of inflation or deflation; (13) the Company’s and Eastern Bank Corporation’s (“Eastern”) ability to consummate the merger discussed below; (14) the conditions to the completion of the merger may not be satisfied, or the regulatory approvals required for the transaction may not be obtained on the terms expected or on the anticipated schedule; and (15) MASSBANK Corp.’s success at managing the risks involved in the foregoing.
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
     On August 28, 2006, Knabssam LLC was formed in the State of Delaware as a limited liability company and wholly owned subsidiary of MASSBANK Corp. The general character of the business of the LLC is to engage in investment in, and ownership and development of, real estate and interest therein. The only real estate the LLC currently owns is approximately 5.49 acres of excess land adjacent to the Bank’s branch in Westford, Massachusetts. Knabssam LLC has entered into an agreement with a local developer giving the developer an option to purchase the parcel. See Note 1 “Real Estate Held for Resale” of Notes to Consolidated Financial Statements contained in the Registrant’s 2007 Annual Report to Stockholders set forth on page 36 of such Annual Report.
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
     The principal sources of revenues for MASSBANK Corp. are dividends from the Bank. These revenues are used primarily for the payment of dividends to stockholders and for the repurchase of stock pursuant to the Company’s stock repurchase program. MASSBANK Corp.’s assets at December 31, 2007 are represented by its investment in the Bank of $104.3 million, its investment in Knabssam LLC of $0.8 million, cash of $3.8 million and other assets of $0.1 million. See Note 18 to the Consolidated Financial Statements for Parent Company only financial information. At December 31, 2007, MASSBANK Corp. on a consolidated basis had total assets of $801.8 million, deposits of $682.6 million, and stockholders’ equity of $109.0 million, which represents 13.59% of total assets. Book value per share increased $0.93, or 3.8%, to a new high of $25.69 per share at December 31, 2007, from $24.76 per share at December 31, 2006.
     The Company does not own or lease any real estate (other than through its subsidiary Knabssam LLC as described above) or personal property. Instead it intends to utilize during the immediate future the premises, equipment and furniture of the Bank without the direct payment of rental fees to the Bank.

Pending Acquisition of the Company by Eastern Bank Corporation
     On March 10, 2008, the Company, the Bank, Eastern Bank Corporation, a Massachusetts chartered mutual bank holding company (“Eastern”), Eastern Bank, a Massachusetts-chartered savings bank and wholly owned subsidiary of Eastern (“Eastern Bank”), and Minuteman Acquisition Corp., a wholly owned subsidiary of Eastern (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). As a result of the Merger, the Company will become a wholly owned subsidiary of Eastern.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, $1.00 par value, of the Company (other than any such shares owned by Eastern or the Company, or by any Company stockholders who are entitled to and properly exercise dissenter’s rights under Delaware law) shall be converted into the right to receive $40.00 in cash, without interest (the “Merger Consideration”). Additionally, at the effective time of the Merger, each outstanding option to purchase common stock of the Company that is outstanding will be cancelled and the holder of such option will receive a cash per share payment equal to the product of (x) the excess, if any, of the Merger Consideration over the applicable exercise price of such option and (y) the number of shares of the Company’s common stock issuable upon exercise of the option, less any applicable withholding taxes.
     As a result of our pending acquisition by Eastern, management’s focus will be directed in part towards maintaining our present business and guiding the Company through the corporate and regulatory tasks and issues necessary to consummate the Merger as required under the Merger Agreement. On a related note, the Merger Agreement provides for a number of restrictions on the Company’s ability to conduct its business, which may limit the Company’s ability to compete with other bank holding companies and may require the Company to forego certain other opportunities.
     The Merger Agreement was filed on March 12, 2008 with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K. Completion of the Merger is subject to a number of contingencies, including approval by our stockholders, the receipt of requisite state and federal regulatory approvals, and other customary conditions, each of which must be satisfied or waived prior to the closing, as well as the right of each party to terminate the Merger Agreement under certain circumstances.
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
Employees
     MASSBANK Corp. does not employ any persons other than its management, which also serves as management of, and is paid by, the Bank. See “Item 10 – Directors and Executive Officers of the Registrant.” MASSBANK Corp. utilizes the support staff of the Bank from time to time and paid the Bank $18 thousand in 2007 for the support.

Dividends
     MASSBANK Corp. paid total cash dividends of $1.13 per share in 2007 compared to $1.09 per share in 2006. The Company’s dividend payout ratios (cash dividends paid divided by net income) for 2007 and 2006 were 63% and 67%, respectively.

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
Lending Activities
     The Bank’s net loan portfolio totaled $190.2 million at December 31, 2007.
The following table sets forth information concerning the Bank’s loan portfolio by type of loan at the dates shown:

(In thousands) At December 31,	2007	2006	2005	2004	2003

Mortgage loans:
Residential:
Conventional	$175,270	$192,977	$212,684	$224,542	$240,443
FHA and VA	5	13	27	45	84
Commercial	4,792	4,443	2,335	1,623	1,601
Construction:
Residential	1,114	1,217	845	84	81
Commercial	708	563	—	—	—

Total mortgage loans	181,889	199,213	215,891	226,294	242,209
Premium on loans	1	2	2	5	10
Deferred mortgage loan origination costs (fees)	55	38	11	(102)	(333)

Mortgage loans, net	181,945	199,253	215,904	226,197	241,886

Other loans:
Consumer:
Second mortgage loans	1,231	751	34	69	111
Installment	287	211	211	258	304
Guaranteed education	427	635	1,094	1,616	2,333
Other secured	374	408	499	504	518
Home equity lines of credit	7,052	7,460	7,722	7,284	7,549
Unsecured lines of credit	125	128	148	161	166

Total consumer loans	9,496	9,593	9,708	9,892	10,981
Commercial	126	81	118	109	139

Total other loans	9,622	9,674	9,826	10,001	11,120

Total loans	191,567	208,927	225,730	236,198	253,006
Allowance for loan losses	(1,369)	(1,382)	(1,253)	(1,307)	(1,554)

Net loans	$190,198	$207,545	$224,477	$234,891	$251,452

     The following table shows the maturity distribution and interest rate sensitivity of the Bank’s loan portfolio at December 31, 2007:

	Maturity/Scheduled Payments (1)
	Within	One to	Five to	After
(In thousands)	one year	five years	ten years	ten years	Total

Mortgage loans:
Residential	$3,346	$17,345	$71,905	$82,772	$175,368
Commercial & construction	480	5,147	279	671	6,577

Total mortgage loans	3,826	22,492	72,184	83,443	181,945
Other loans	1,394	4,141	3,534	553	9,622

Total loans	$5,220	$26,633	$75,718	$83,996	$191,567

(1)	Loan amounts are accumulated as if the entire balance came due on the last contractual payment date. Accordingly, the amounts do not reflect proceeds from contractual loan amortization or anticipated prepayments.
     The following table shows the amounts, included in the table above, which are due after one year and which have fixed or adjustable interest rates:

	Total Due After One Year
	Fixed	Adjustable
(In thousands)	Rate	Rate	Total

Mortgage loans:
Residential	$150,110	$21,912	$172,022
Commercial & construction	339	5,758	6,097

Total mortgage loans	150,449	27,670	178,119
Other loans	2,139	6,089	8,228

Total loans	$152,588	$33,759	$186,347

     Mortgage Lending. The Bank believes that the repayment periods of long-term first mortgage loans, the general resistance of the public in our market area to variable rate mortgage instruments and the highly competitive nature of the mortgage industry require a prudent approach to mortgage lending. Consequently, as part of its policy of generally attempting to match the maturities of its assets and its liabilities, the Bank has attempted to keep its mortgage loan portfolio to a level at which the Bank believes there is an acceptable risk-to-reward ratio in light of opportunities in the market place and its long-term objectives. In 2007, the Bank’s mortgage loan portfolio decreased approximately $17.3 million or 8.3%. At December 31, 2007, the mortgage loan portfolio totaled $181.9 million compared to $199.2 million at December 31, 2006. The decrease in loans is principally due to loan principal payments, paydowns and payoffs combined with a decline in loan origination activity. Loan originations totaled $19.5 million in 2007, down 10.1% from $21.7 million in 2006. This is primarily attributable to a decline in mortgage refinancing activity due to the rise in market interest rates, a decline in new and existing home sales and the fierce competition for mortgages in the Bank’s market area. Consequently, the size of the Bank’s loan portfolio decreased this past year. At times of low loan demand, mortgage-backed securities may be used as substitutes for loans as certain of their financial characteristics are very similar to short-term mortgage loans.

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
     Substantially all of the real estate loans originated by the Bank during 2007 were secured by real estate located in the Bank’s primary lending area, reflecting the Bank’s commitment to serve the credit needs of the local communities in which it operates banking offices.
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
     In addition to its traditional mortgage products, the Bank offers several other loan programs that have been well received by customers. It offers ARM programs featuring an initial fixed rate for 5 or 7 years and a 1 year adjustable rate thereafter. A special first time homebuyers program has also been instituted featuring a discounted ARM. This program is designed for first- time homebuyers meeting certain income and property location criteria.
     At December 31, 2007, 1-4 family residential mortgage loans totaled $176.4 million, or 92.1% of the total loan portfolio, compared to $194.3 million, or 93.0% of the total loan portfolio, at December 31, 2006. Residential mortgage and construction loan originations remained essentially flat, amounting to $13.3 million in 2007 compared to $13.2 million in 2006. This was due to a significant reduction in mortgage refinancing activity. Loan origination volumes are sensitive to interest rates and are affected by the interest rate environment. The higher interest rate environment in 2007 created less demand for mortgage refinancings. In 2007, normal principal amortization and mortgage prepayments exceeded the Bank’s volume of newly originated mortgages.
     The Bank also originates construction loans and mortgage loans secured by commercial or investment property. The commercial and multifamily real estate mortgages and construction loans totaled approximately $5.5 million, or 2.9% of the total loan portfolio at December 31, 2007. This compares to $5.0 million or 2.4% of the total loan portfolio at December 31, 2006. In 2007, construction and commercial mortgage loan originations amounted to $1.8 million. This compares to $3.2 million in 2006.

Mortgage Lending (continued)
     The total amount of first mortgage loans held by the Bank at December 31, 2007 was $181.9 million as indicated in the maturity distribution table appearing on page nine. Of this amount, $31.0 million was subject to interest rate adjustments. The remaining $150.9 million represents fixed rate mortgage loans, which constitute 78.8% of the Company’s total loans.
     Fees received for originating loans and related direct incremental loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans.
     The Bank also receives fees relating to existing loans, primarily late charges and prepayment penalties.
     Other Loans. The Bank makes a variety of consumer loans and had a consumer loan portfolio of approximately $9.5 million at December 31, 2007, representing 5.2% of the Bank’s total loan portfolio. This compares to $9.6 million representing 4.6% of the Bank’s total loan portfolio at December 31, 2006. At December 31, 2007 and 2006, $0.4 million, or 0.2% of the total loan portfolio, are education loans guaranteed by the American Student Assistance Services Corporation.
     The balance of the Bank’s consumer loan portfolio consists of home equity lines of credit, second mortgage loans and consumer loan contracts such as automobile loans, home improvement loans and other secured and unsecured financings. These loans totaled $9.1 million and $9.2 million, respectively, at December 31, 2007 and 2006, representing 4.7% and 4.4% of the Bank’s total loan portfolio, respectively.
     At December 31, 2007 and 2006, the Bank also had $0.1 million in outstanding loans to commercial enterprises not secured by real estate.
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
     The Bank issues commitments to prospective borrowers to make loans subject to certain conditions for generally up to 60 days. The interest rate applicable to the committed loans is usually the rate in effect at the time a rate lock fee is paid. At December 31, 2007, the Bank had issued commitments on residential first mortgage loans totaling $2.514 million, and had commitments totaling $739 thousand to advance funds on construction loans and reverse mortgages, and unused credit lines, including unused portions of home equity lines of credit, of $25.897 million. In addition, the Bank had commitments to provide $1.692 million, which represents its participating share of the funding for an affordable housing project in Lowell, Massachusetts and unused commercial loan credit lines of $26 thousand.

     Loan Delinquencies. It is the Bank’s policy to manage its loan portfolio so as to recognize problem loans at an early stage and thereby minimize loan losses. Loans are considered delinquent when any payment of principal or interest is one month or more past due. The Bank generally commences collection procedures, however, when accounts are 15 days past due. It is the Bank’s practice to generally discontinue accrual of interest on all loans for which payments are 90 days or more past due. Loans with delinquent payments 90 or more days past due, as shown in the table on the following page, totaled $199 thousand at December 31, 2007, up from $137 thousand at year-end 2006.
     Real Estate Acquired through Foreclosure.
     Real estate acquired through foreclosure is comprised of foreclosed properties where the Bank has actually received title and loans determined to be substantially repossessed. Real estate loans that are substantially repossessed include only those loans for which the Bank has taken possession of the collateral but has not completed legal foreclosure proceedings. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Real estate acquired through foreclosure is recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received, less estimated costs to sell the property following foreclosure. Operating expenses and any subsequent provisions to reduce the carrying value to fair value are charged to current period earnings. Gains or losses upon disposition are reflected in earnings as realized. At year-end 2007, MASSBANK had no real estate acquired through foreclosure.
     Non-Performing Assets
     The following table shows the composition of non-performing assets at the dates shown:

(In thousands) At December 31,	2007	2006	2005	2004	2003

Nonaccrual loans:
Mortgage loans:
Residential	$167	$113	$176	$41	$152
Consumer	32	24	81	33	78

Total nonaccrual loans	199	137	257	74	230

Total non-performing assets	$199	$137	$257	$74	$230

Percent of non-performing loans to total loans	0.10%	0.07%	0.11%	0.03%	0.09%
Percent of non-performing assets to total assets	0.02%	0.02%	0.03%	0.01%	0.02%
     The reduction in interest income associated with nonaccrual loans is as follows:

(In thousands) Years Ended December 31,	2007	2006	2005	2004	2003

Interest income that would have been recorded under original terms	$14	$8	$16	$4	$17
Interest income actually recorded	3	5	9	1	20

Reduction (increase) in interest income	$11	$3	$7	$3	$(3)

Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures
     The Company maintains an allowance for possible losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is increased (decreased) by provisions (credits) charged to operations based on the estimated loan loss exposure inherent in the portfolio. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors and an unallocated allowance that is maintained based on management’s assessment of many factors, including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may effect borrowers’ ability to pay, and trends in loan delinquencies and charge-offs. Realized losses, net of recoveries, are charged directly to the allowance. While management uses the information available in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. In 2007, the Bank recorded a credit provision for loan losses of $10 thousand compared to a provision for loan losses of $123 thousand in 2006.
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
     The allowance for loan losses on off-balance sheet credit exposures totaled $345 thousand at December 31, 2007 and 2006 (shown separately on the balance sheet). In 2007, the Company did not record any provision for off-balance sheet credit exposures compared to a credit provision of $172 thousand in 2006. The credit or provision is included in other non-interest expense.
     The following table sets forth the activity in the allowance for loan losses during the years indicated:

(In thousands) Years ended December 31,	2007	2006	2005	2004	2003

Balance at beginning of year	$1,382	$1,253	$1,307	$1,554	$2,271
Provision (credit) for loan losses	(10)	123	(53)	(242)	(502)
Transfer to allowance for loan losses on off-balance sheet credit exposures	—	—	—	—	(226)
Charge-offs:
Consumer loans	(3)	(4)	(1)	(5)	(4)
Commercial loans	—	(9)	—	—	—
Recoveries:
Residential real estate	—	19	—	—	—
Consumer loans	—	—	—	—	15

Net recoveries (charge-offs)	—	6	(1)	(5)	11

Balance at end of year	$1,369	$1,382	$1,253	$1,307	$1,554

Allowance for loan losses as a percent of total loans outstanding at year-end	0.71%	0.66%	0.56%	0.55%	0.61%
Allowance for loan losses as a percent of nonaccrual loans	687.9%	1008.8%	487.5%	1766.2%	675.7%

Investment Activities
     The Bank believes that investment opportunities in the United States Government, and corporate and other securities are at times more attractive than the opportunities present in the loan market. As compared to loans, these investments of the Bank are generally shorter-term and hence more liquid, are subject to lower risk of loss, and present an opportunity for appreciation. In addition, these investments often permit the Bank to better match the maturities of its assets and its liabilities.
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
     Under the investment policy, management determines the appropriate classification of securities at the time of purchase. Those debt securities that the Company has the intent and the ability to hold to maturity are classified as securities held to maturity and are carried at amortized historical cost.
     Those securities held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in market conditions, interest rates, prepayment risk, the need to increase regulatory capital and other factors. The Company records investment securities available for sale at aggregate market value with the net unrealized holding gains or losses reported, net of tax effect, as a separate component of stockholders’ equity until realized. As of December 31, 2007, stockholders’ equity included accumulated other comprehensive income of approximately $0.9 million, representing the net unrealized gains on securities available for sale, less applicable income tax benefit.
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
     At December 31, 2007, the Company’s investments, which consist of securities available for sale (including mortgage-backed securities), securities held to maturity, trading securities, short-term investments and term federal funds sold totaled $585.4 million, representing 73.0% of the Company’s total assets.

     The following table sets forth the composition of the Company’s investment portfolio as of the dates indicated:
Investment Portfolio

(In thousands) At December 31,	2007	2006	2005

Short-term investments:
Federal funds sold (overnight)	$74,455	$117,104	$152,785
Term federal funds sold	7,000	—	15,000
Money market investment funds	69,520	22,133	—
Interest-bearing bank money market accounts	3	3	2

Total short-term investments	150,978	139,240	167,787
Term federal funds sold	91,000	41,000	—
Interest-bearing deposits in banks:
Certificates of deposit	—	—	898

Total short-term investments, term federal funds sold and interest-bearing bank deposits	$241,978	$180,240	$168,685

Percent of total assets	30.2%	21.4%	18.8%

(In thousands) At December 31,	2007	2006	2005

Securities held to maturity: (a)
Mortgage-backed securities	$8,098	$5,396	$6,137
Securities available for sale: (b)
U.S. Treasury obligations	—	21,709	76,116
U.S. Government agency obligations	—	239,547	234,537
Equity securities	4,180	6,902	6,962
Mortgage-backed securities	124,530	134,471	135,432

Total securities available for sale	128,710	402,629	453,047

Trading securities: (b)
U.S. Treasury obligations	1,997	—	7,896
U.S. Government agency obligations	201,172	—	—
Equity securities	3,393	1,926	1,382
Investments in mutual funds	4	5	4

Total trading securities	206,566	1,931	9,282

Total securities	$343,374	$409,956	$468,466

Percent of total assets	42.8%	48.7%	52.1%

Total investments	$585,352	$590,196	$637,151
Total investments as a percent of total assets	73.0%	70.0%	70.9%

(a)	At amortized cost.

(b)	At fair value.

     The following table presents the amortized cost of debt securities held to maturity and available for sale at December 31, 2007 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:
Debt Securities Held to Maturity and Available for Sale

		U.S.
	U. S.	Government	Mortgage-
	Treasury	agency	backed
(Dollars in thousands)	obligations	obligations	securities (1)	Total

Investment securities held to maturity:
Maturing after 15 years
Amount			$8,098	$8,098
Yield			5.53%	5.53%

Investment securities available for sale:
Maturing within 1 year
Amount			156	156
Yield			6.06%	6.06%
Maturing after 1 but within 5 years
Amount			5,662	5,662
Yield			6.61%	6.61%
Maturing after 5 but within 10 years
Amount			19,936	19,936
Yield			5.70%	5.70%
Maturing after 10 but within 15 years
Amount			97,830	97,830
Yield			5.18%	5.18%

Total debt securities available for sale
Amount			$123,584	$123,584
Yield			5.33%	5.33%

(1)	Mortgage-backed securities are shown based on contractual maturities. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.
     At December 31, 2007, the Company did not have an investment in any issuer (other than securities of the U.S. Government and Government Agencies) in excess of 10% of stockholders equity.

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
     Deposits. A substantial amount of the Bank’s deposits are derived from customers who live or work within the Bank’s market area. The Bank does not solicit deposits through any outside agents. The Bank’s deposits at December 31, 2007 consist of regular, silver and smart savings accounts, holiday club savings accounts, NOW and Super NOW accounts, regular and business checking accounts, money market deposit accounts, IRA and Keogh accounts, and term deposit accounts.
     Deposits decreased by $40.7 million, or 5.6%, to $682.6 million at December 31, 2007, from $723.3 million at year-end 2006. Management believes that increased competition for relatively expensive short term deposits and more attractive returns from alternative investments, such as stocks and mutual funds, were the principal reasons for deposit outflows. These competing investment vehicles have recently produced higher returns than bank deposits.
     Borrowed Funds. From time to time the Bank has obtained funds through repurchase agreements with its customers and federal funds purchased. The Bank also has the ability to borrow from the Federal Reserve Bank discount window and the DIF. On September 28, 2007, as part of the Bank’s test of its continuity plan, the Bank borrowed $10.0 million for three days. The loan was repaid on October 1, 2007. The Bank did not have any borrowed funds at either December 31, 2007 or 2006.

DEPOSITS
     The following table shows the composition of the deposits as of the dates indicated:

(In thousands) at December 31,	2007		2006		2005
		Percent		Percent		Percent
		of		of		of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand and NOW
NOW	$47,600	6.97%	$51,856	7.17%	$54,924	7.00%
Demand accounts (non interest-bearing)	24,087	3.53	27,004	3.73	27,326	3.48

Total demand and NOW	71,687	10.50	78,860	10.90	82,250	10.48

Savings:
Regular savings and special notice accounts	298,409	43.72	335,142	46.33	430,771	54.90
Money market accounts	8,913	1.31	9,666	1.34	10,770	1.37

Total savings	307,322	45.03	344,808	47.67	441,541	56.27

Time certificates of deposit:
Fixed rate certificates	232,862	34.11	230,710	31.90	197,743	25.20
Variable rate certificates	70,690	10.36	68,954	9.53	63,194	8.05

Total time certificates of deposit	303,552	44.47	299,664	41.43	260,937	33.25

Total deposits	$682,561	100.00%	$723,332	100.00%	$784,728	100.00%
     In the following table the average amount of deposits and average rate is shown for each of the years as indicated.

(In thousands) Years Ended December 31,	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
NOW accounts	$48,174	0.53%	$52,437	0.43%	$55,983	0.33%
Demand (non interest-bearing) accounts	25,006	—	26,997	—	28,619	—
Escrow deposits of borrowers	737	0.69	754	0.54	724	0.44
Money market accounts	9,236	2.06	10,426	0.63	11,728	1.32
Savings accounts	313,896	1.98	378,834	1.88	488,044	1.60
Time certificates of deposit	305,974	4.69	280,989	4.16	231,479	3.03

	$703,023	2.99%	$750,437	2.53%	$816,577	1.85%

Investment Management and Trust Services
     The Bank’s Trust and Investment Services Division offers a variety of investment, trust and estate planning services and also serves as trustee, executor, and executor’s agent for bank customers.
     As of December 31, 2007 the Trust Division had approximately $23.9 million (market value) of assets in custody and under management.
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
Regulation of the Company. As a registered bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, (BHCA) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Company is also subject to laws of the Commonwealth of Massachusetts and the jurisdiction of the Massachusetts Board of Bank Incorporation (BBI) and the Massachusetts Commissioner of Banks (Commissioner). The Company is incorporated in the State of Delaware and is,therefore, also subject to Delaware corporation law.
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
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. (Riegle- Neal) Riegle-Neal permits adequately capitalized and adequately managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle-Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets of a bank holding company, bank or savings association.
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
Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund-member institutions. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the FDIR Act). Pursuant to the FDIR Act, in 2006 the FDIC merged the Bank Insurance Fund (BIF) with the FDIC’s Savings Association Insurance Fund, creating the Deposit Insurance Fund (the DIF) that covers both banks and savings associations. The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF. For most banks and savings associations, including the Bank, FDIC rates will depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. For institutions, such as the Bank, which are in the lowest risk category, assessment rates will vary initially from five (5) to seven (7) basis points per $100 of insured deposits. The Federal Deposit Insurance Act (FDIA) as amended by the FDIR Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the DRR) for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDIR Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. In 2007, the Bank paid no FDIC deposit insurance assessment but paid a FICO assessment in the amount of $85 thousand. (The Financing Corporation (FICO) is a mixed-ownership government corporation whose sole purpose is to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). The FICO has assessment authority, separate from the FDIC’s authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO Bonds. The FDIC acts a collection agent for the FICO.) We cannot predict whether, as a result of an adverse change in economic conditions or other

Supervision and Regulation of the Company and its Subsidiary (continued)
reasons, the FDIC will be required in the future to increase deposit insurance assessments above 2007 levels. The Federal Deposit Insurance Reform Act of 2005 allows “eligible insured depository institutions” to share a one-time assessment credit pool of approximately $4.7 billion. Assessment credits will be applied to reduce deposit insurance assessments, not to include FICO assessments, payable after the one-time credit regulations become effective in 2007. In October 2006, the FDIC provided the Bank with a preliminary Statement of One-Time Assessment Credit. The Bank’s one-time assessment credit as indicated on that statement is approximately $1.2 million. After applying the one-time credit to reduce deposit insurance assessments in 2007 the Bank’s one-time credit balance at December 31, 2007 is $889 thousand.
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
The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. The Company’s tier 1 capital (to risk-weighted assets) was 34.31% at December 31, 2007.
The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Company’s leverage ratio was 13.37% at December 31, 2007.

Supervision and Regulation of the Company and its Subsidiary (continued)
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

Supervision and Regulation of the Company and its Subsidiary (continued)
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

Employees
     MASSBANK Corp. utilizes the support staff of the Bank from time to time, for which a fee of $18 thousand was paid to the Bank in 2007. No separate compensation is being paid to the executive officers of MASSBANK Corp., all of whom are executive officers of the Bank and receive compensation as such. As of December 31, 2007, the Bank had 96 full-time employees (including 34 officers) and 52 part-time employees (including 3 officers). None of the Bank’s employees is represented by a collective bargaining group, and management believes that its employee relations are good. The Bank provides its employees with formal training in product knowledge, sales techniques, mortgage origination, fair lending, privacy and various other bank related functions and topics. In addition, each supervisor at the Bank receives management training before assuming his or her supervisory duties and periodically thereafter. The Bank maintains a comprehensive employee benefits program for qualified employees that includes a qualified pension plan, an Employee Stock Ownership Plan (ESOP), health and dental insurance, life and long-term disability insurance and tuition assistance.
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
     Assets of Readibank Investment Corporation and Melbank Investment Corporation totaled $161.8 million and $161.7 million, respectively, at December 31, 2007.
     Readibank Properties, Inc. was incorporated primarily for the purpose of real estate development projects. These projects were completed many years ago and this subsidiary is currently inactive. Its assets totaled $617 thousand at December 31, 2007, consisting primarily of an inter-company receivable from the Bank.

Executive Officers of the Registrant
     The executive officers of the Company and the Bank and the age of each officer as of December 31, 2007 are as follows:

Name	Age	Office
Gerard H. Brandi	59	Chairman of the Board of Directors, President and Chief Executive Officer of the Company and the Bank

Reginald E. Cormier	59	Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank

James L. Milinazzo	53	Senior Vice President and Senior Lending Officer of the Bank

Joseph P. Orefice	30	Vice President of the Bank

Thomas J. Queeney	45	Vice President and Senior Trust Officer of the Bank

William F. Rivers	52	Vice President of the Bank

Donna H. West	62	Senior Vice President and Chief Operating Officer of the Bank and Assistant Secretary of the and Assistant Secretary of the Company
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
     Donna H. West. Mrs. West has been employed by the Bank since 1979 and has served as Senior Vice President of the Community Banking Division and Chief Operating Officer since January, 2007. Starting at the Bank as an Assistant Branch Manager in 1979, Mrs. West became a Branch Manager in 1981, an Assistant Treasurer and Branch Manager in 1982, an Assistant Treasurer and Regional Branch Administrator in 1984 and an Assistant Vice President and Regional Branch Administrator in 1986. She served in this capacity until her October, 1987 promotion to Vice President of the Community Banking Division. In June 1994, Mrs. West was promoted to Senior Vice President of the Community Banking Division. In January 2007, she was promoted to Senior Vice President of the Community Banking Division and Chief Operating Officer of the Bank.
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
     As of December 31, 2007, the Company’s trading securities portfolio totaled $206.6 million consisting of both debt and equity securities. Fluctuations in interest rates and movements in equity prices may, respectively, result in changes in the fair value of the debt and equity securities in the portfolio. Since the change in fair value of the securities is included in earnings on a recurring basis, this could have an adverse effect on the Company’s earnings. In addition, we have a equity securities available for sale portfolio with a fair value of $4.2 million at December 31, 2007. Due to general market conditions, we may face declines in the fair value of this equity securities portfolio. Since securities gains are a source of revenue for the Bank, this could have an adverse effect on our results of operations and our financial condition. Additionally, in a rising interest rate environment, we may face declines in the fair value of our debt securities available for sale portfolio. The Merger Agreement we entered into with Eastern provides for a number of restrictions on the Company’s ability to conduct its business, including limitations on the Company’s trading securities portfolio. This could also have an adverse effect on our results of operations and our financial condition.
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
     The allowance for loan losses is reviewed quarterly and is maintained at a level considered adequate by management to absorb losses that are inherent in the portfolio. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan losses as a percentage of total loans was 0.71% and as a percentage of non-performing loans was approximately 688%. Although management believes that the allowance for loan losses is adequate to absorb losses inherent in the portfolio, we cannot predict loan losses with certainty, and we cannot assure you that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of reserves is located in the “Allowance for Loan Losses and Allowance for Loan Losses on Off-Balance Sheet Credit Exposures” section included under Item 1 of Part I of this Form 10-K.
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
     If our proposed Merger with Eastern Bank Corporation is not completed, our business and stock price may be adversely affected.
     On March 10, 2008, we entered into a definitive agreement to be acquired by Eastern Bank Corporation. The Merger is subject to a number of contingencies, including approval by our stockholders, the receipt of requisite state and federal regulatory approvals, and other customary conditions, each of which must be satisfied or waived prior to the closing. If the Merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:
▪	Our stock price may fluctuate prior to completion of the Merger due to market assessments regarding the expected timing of the Merger and risks relating to the completion of the Merger, and if the Merger is not completed, our stock price may decline significantly, since the current trading price reflects a market assumption that the Merger will be completed;

▪	We could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed Merger;

▪	We have and will continue to incur significant expenses related to the Merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the Merger, legal fees and accounting fees, which must be paid even if the Merger is not completed;

▪	Depending on the circumstances, we may be obligated to pay Eastern a termination fee of $5.0 million or reimburse $1.0 million of Eastern’s out-of-pocket expenses relating to the Merger Agreement; and

▪	We may experience the additional impacts described in the risk factors below.
     We plan to file with the Securities and Exchange Commission and mail to our stockholders a proxy statement in connection with the Merger (the “Proxy Statement”). The Proxy Statement will contain important information about the Company, Eastern, the transaction and related matters. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.

     Our proposed Merger with Eastern may adversely affect our results of operations.
     Uncertainty surrounding the proposed Merger may have an adverse effect on employee morale and retention. In addition, focus on the Merger and related matters have resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the Merger, or if the Merger does not close, our business may be harmed to the extent that customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the Merger or there is customer and employee uncertainty surrounding the future direction of our service offerings and strategy on a stand-alone basis. Finally, the Merger Agreement imposes restrictions on our ability to conduct business prior to the completion of the Merger. Each of these potential impacts, and others, may leave us unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our results of operations going forward.
     If our proposed Merger with Eastern is not completed, we will have incurred substantial expenses without realizing the expected benefits.
     We have incurred substantial expenses in connection with our proposed Merger with Eastern. The completion of the Merger depends on the satisfaction of specified conditions. We cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the Merger.

Item 1B.	Unresolved Staff Comments
     There are no unresolved written comments that were received from the SEC staff 180 days ago or more before the end of our fiscal year relating to our periodic or current reports under the Securities and Exchange Act of 1934.

Item 2.	Properties
     The main office of MASSBANK Corp. and MASSBANK is located at 123 Haven Street, Reading, Massachusetts. In addition to its main office branch, the Bank has fourteen branches and three operations facilities. The Bank owns its main office, three operations facilities and nine of its branches. All of the remaining branches and other facilities are leased under various leases. At December 31, 2007, management believes that the Bank’s existing facilities are adequate for the conduct of its business.
     The following table sets forth certain information relating to the Bank’s existing facilities.

		Owned	Lease	Renewal
		or	Expiration	Option
Location		Leased	Date	Through
MAIN OFFICE:	123 Haven Street, Reading, MA	Owned	—	—
BRANCH OFFICES:	291 Chelmsford Street, Chelmsford, MA	Owned	—	—
	17 North Road, Chelmsford, MA	Owned	—	—
	45 Broadway Road, Dracut, MA	Leased	2012	2022
	738 Broadway, Everett, MA	Owned	—	—
	50 Central Street, Lowell, MA	Owned	—	—
	755 Lakeview Avenue, Lowell, MA	Owned	—	—
	53 Locust Street, Medford, MA	Leased	2032	2047
	476 Main Street, Melrose, MA	Owned	—	—
	27 Melrose Street, Towers Plaza, Melrose, MA	Leased	2014	—
	240 Main Street, Stoneham, MA	Leased	2009	2014
	1800 Main Street, Tewksbury, MA	Owned	—	—
	203 Littleton Road, Westford, MA	Owned	—	—
	370 Main Street, Wilmington, MA	Owned	—	—
	219 Lowell Street, Lucci’s Plaza, Wilmington, MA	Leased	2016	—
OPERATIONS FACILITIES:	159 Haven Street, Reading, MA	Owned	—	—
	169 Haven Street, Reading, MA	Owned	—	—
	11 North Road, Chelmsford, MA	Owned	—	—

Item 3.	Legal Proceedings
     From time to time, MASSBANK Corp. and/or the Bank are involved as a plaintiff or defendant in various legal actions incident to their business.
     On February 25, 2008, a lawsuit was filed in the Court of Chancery of the State of Delaware by Seidman and Associates, LLC (“SAL”) against MASSBANK Corp. (“the Company”) and each of its directors. Seidman and Associates, L.L.C. v. MASSBANK Corp., et al. Civ. Action No. 3569-VCP. The lawsuit alleges that the application of bylaw amendments adopted by the Board, as set forth in a Form 8-K filing on February 11, 2008, resulted in SAL’s nominees for election to the Company’s Board of Directors to be wrongfully disqualified. The lawsuit asks the Court to declare, among other things, that the Company’s bylaw Article II Section 2A to be invalid and inapplicable to SAL’s nominees, and that the actions of the Board in adopting the bylaw constituted a breach of the Board’s fiduciary duties.
     On March 4, 2008, the Company announced in a Form 8-K filing that the Board of Directors agreed to postpone the Annual Meeting of Stockholders until Monday, July 14, 2008, to permit the Court adequate time to conduct a full hearing on the merits of SAL’s challenge to the bylaw. The parties also agreed to the schedule for the litigation.
     On March 12, 2008, the Company and its directors filed an answer denying the material allegations of the Amended Verified Complaint. The Company and the Board intend to vigorously defend the action.
     As of December 31, 2007, there were no legal actions, which individually or in the aggregate is believed by management to be material to the financial condition and results of operations of MASSBANK Corp. or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders
     None during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The information contained under the caption “MASSBANK Corp. and Subsidiaries Stockholder Data” in the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.
Issuer Purchases of Equity Securities
     The following table sets forth purchases made by the Company of its shares of common stock under the stock repurchase program during the quarter ended December 31, 2007:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program (1)	Program

10/01/07				50,517

10/16/07				100,000 (1)

				150,517
10/01/07- 10/31/07	0	$0.00	0	150,517
11/01/07- 11/30/07	22,000	$36.18	22,000	128,517
12/01/07- 12/31/07	11,500	$36.13	11,500	117,017

Total for quarter	33,500		33,500

(1)	On October 16, 2007 the Registrant’s Board of Directors extended for another year, the stock repurchase program previously authorized. Additionally, the Board approved an increase of 100,000 in the number of shares of the Registrant’s common stock authorized for repurchase in the most recent program which was previously authorized in January, 2004.
     In addition, the following number of shares were purchased during the quarter ended December 31, 2007 for the Company’s Directors’ Deferred Compensation Plan and Trust which was established January 1, 1988.

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares That
			Part of Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid Per	Repurchase	The Repurchase
Period	Purchased	Share	Program	Program

10/01/07- 10/31/07	0	$0.00	0	0
11/01/07- 11/30/07	0	$0.00	0	0
12/01/07- 12/31/07	750	$36.15	0	0

Total for quarter	750

Item 6.	Selected Financial Data
     The information contained under the caption “MASSBANK Corp. and Subsidiaries — Selected Consolidated Financial Data” in the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.
     This selected consolidated financial data should be read in conjunction with the consolidated statements and related notes thereto appearing in the Registrant’s 2007 Annual Report to Stockholders which are incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
     The information contained under the captions “Asset and Liability Management”, “Interest Rate Risk” and “Other Market Risks” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Registrant’s 2007 Annual Report to Stockholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
     The Registrant’s consolidated financial statements and notes thereto, together with the reports of the Company’s Independent Registered Public Accounting Firm, Parent, McLaughlin & Nangle, contained in the Registrant’s 2007 Annual Report to Stockholders are incorporated herein by reference. The unaudited quarterly financial data set forth on page 61 of such Annual Report is incorporated herein by reference.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
     None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information appearing under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders is incorporated herein by reference. Information required by this item concerning the Executive Officers of the Registrant is contained in Part I of this Form 10-K. The Registrant adopted a code of ethics that applies to all of MASSBANK Corp.’s and MASSBANK’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.massbank.com. The Company intends to disclose any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.
Audit Committee. MASSBANK Corp. has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are William F. Rucci, Jr. (Chairman), Alexander S. Costello, Paul J. McCarthy and Nalin M. Mistry, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company as well as the SEC.
Audit Committee Financial Expert. MASSBANK Corp.’s Board of Directors has determined that Audit Committee member William F. Rucci, Jr. is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.
     On February 11, 2008, the Company’s Board of Directors amended its By-Laws by adding:
▪	a new provision to Article I, Section 1 and Article II, Section 2 that addresses the timing for stockholders to make director nominations or stockholder proposals when the annual meeting of stockholders is held more than seven days after the anniversary of the immediately preceding annual meeting of stockholders;

▪	a new Section 2A to Article II, entitled “Limitations on Eligibility to Serve as a Director;” and

▪	a new Section 9 to Article V regarding the severability of the By-Laws.
     Pursuant to the new provision included in Article I, Section 1 and in Article II, Section 2, in the event that a stockholder wishes to have any director nominations or a stockholder proposal considered at an annual meeting of stockholders and such annual meeting is scheduled to be held on a date more than seven days after the anniversary of the immediately preceding annual meeting of stockholders (the “Anniversary Date”), the stockholder will be allowed to provide written notice of such nominations or stockholder proposal and certain other information as set forth in the By-Laws to the Secretary of the Corporation at its principal offices not later than the close of business on (a) the 20th day (or if that day is not a business day for the Corporation, on the next succeeding business day) following the first date on which the date of such annual meeting was publicly disclosed, or (b) if the first date of such public disclosure occurs more than 75 days prior to such scheduled date of such annual meeting, then the later of (1) the 20th day (or if that day is not a business day for the Corporation, on the next succeeding business day) following the first date of such public disclosure or (2) the 75th day prior to such scheduled date of such meeting (or if that day is not a business day for the Corporation, on the next succeeding business day).

     Pursuant to Article II, Section 2A, no person shall be nominated or elected as a director or shall nominate a person for election as director, unless such person complies with the integrity requirements set forth in such Section 2A of the By-Laws.
     Pursuant to Article V, Section 9, if any term or provision of any of the By-Laws is ruled illegal or invalid, it will not affect or invalidate any other term or provision of the By-Laws.
     A copy of the Certificate of Amendment to the By-Laws of the Company was filed with the Securities and Exchange Commission on February 13, 2008 as an exhibit to the Company’s Current Report on Form 8-K.

Item 11.	Executive Compensation
     The information appearing under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Director Compensation”, “Compensation Discussion and Analysis”, and “Compensation and Option Committee Report” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information appearing under the captions “Election of Directors”, “Principal Stockholders” and “Equity Compensation Plan Information” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information (i) contained in Note 6 of the Consolidated Financial Statements under the caption “Loans” in the Registrant’s 2007 Annual Report to Stockholder’s, and (ii) appearing under the captions “Certain Relationships and Related Party Transactions” and “Polices and Procedures for Related Party Transactions” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders, is incorporated herein by reference.
     Information concerning the independence of MASSBANK Corp. directors required by this item is set forth under the caption “Election of Directors” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     The information appearing under the caption “Independent Registered Public Accountants” in the Registrant’s definitive proxy statement relating to its 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     The following financial statements and financial statement schedules are contained herein or are incorporated herein by reference:
(a)1. Financial Statements

Reference to 2007
Annual Report
to Stockholders
(Pages) *
Reports of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets at December 31, 2007 and 2006	30
Consolidated Statements of Income for the three years ended December 31, 2007	31
Consolidated Statements of Cash Flows for the three years ended December 31, 2007	32-33

Consolidated Statements of Changes in Stockholders’ Equity for the three years ended December 31, 2007	34
Notes to Consolidated Financial Statements	35-61

*	Incorporated, by reference to pages 28 through 61 of the Registrant’s 2007 Annual Report to Stockholders attached to this filing as Exhibit 13.
2.	Financial Statement Schedules
     All schedules are omitted, as the required information is either not applicable or is included in the consolidated financial statements or related notes.
3.	Exhibits

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of March 10, 2008, among Eastern Bank Corporation, Eastern Bank, Minuteman Acquisition Corp., MASSBANK Corp. and MASSBANK – incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K dated March 12, 2008.

3.1	Restated Certificate of Incorporation of the Registrant – incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

3.2	By-Laws of the Registrant – incorporated by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1991.

3.3	Certificate of Amendment to the By-laws of MASSBANK Corp. – incorporated by reference to the Exhibit 3.1 to the Registrant’s current report on Form 8-K dated October 17, 2007.

Exhibit No.	Description of Exhibit
3.4	Certificate of Amendment to the By-laws, as amended, of MASSBANK Corp. – incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K dated February 13, 2008.

4.1
Shareholder Rights Agreement dated as of January 18, 2000, between the Company and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Company’s Report on Form 8-K dated as of January 20, 2000. (SEC file number 0-15137)

4.2
Amendment to Shareholder Rights Agreement, dated as of March 10, 2008, by and between MASSBANK Corp. and American Stock Transfer and Trust Company – incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K dated March 12, 2008.

10.1	MASSBANK Corp. 1986 Stock Option Plan, as amended – incorporated by reference to Exhibit 28.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-11949).

10.1.2
Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 – incorporated by reference to Exhibit 10.1.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1992.

10.1.3	MASSBANK Corp. 1994 Stock Incentive Plan – incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 Registration Statement (Reg. No. 33-82110).

10.1.4
Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 – incorporated by reference to Exhibit 10.1.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

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

10.2	MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement – incorporated by reference to Exhibit 10.2 of the Registrant’s Form S-4 Registration Statement (Reg. No. 33-7916).

10.2.1
Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement – incorporated by reference to Exhibit 10.2.1 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1993.

10.2.2
Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement – incorporated by reference to Exhibit 10.2.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1997.

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

10.4
Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi – incorporated by reference to Exhibit 10.4 of Registrant’s annual report on Form 10-K for the year ended December 31, 1986.

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

11	The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

Exhibit No.		Description of Exhibit

13
2006 Annual Report to Stockholders — except for those portions of the 2006 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2006 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

21		Subsidiaries of the Registrant.

23		Consent of Independent Registered Public Accounting Firm –Parent, McLaughlin & Nangle.

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

(b	)	Exhibits to this Form 10-K are attached or incorporated by reference as stated in the Index to Exhibits.

(c	)	Financial Statement Schedules – None.

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

/s/ Gerard H. Brandi	Chairman, President,

Gerard H. Brandi	Chief Executive Officer and Director	March 14, 2008

/s/ Reginald E. Cormier	Senior Vice President, Treasurer

Reginald E. Cormier	and Chief Financial Officer
	(Principal Financial and Accounting Officer)	March 14, 2008

/s/ Allan S. Bufferd	Director	March 14, 2008

Allan S. Bufferd

/s/ Kathleen M. Camilli	Director	March 14, 2008

Kathleen M. Camilli

Director

Stephen W. Carr

/s/ Alexander S. Costello	Director	March 14, 2008

Alexander S. Costello

/s/ O. Bradley Latham	Director	March 14, 2008

O. Bradley Latham

/s/ Stephen E. Marshall	Director	March 14, 2008

Stephen E. Marshall

/s/ Paul J. McCarthy	Director	March 14, 2008

Paul J. McCarthy

/s/ Nalin M. Mistry	Director	March 14, 2008

Nalin M. Mistry

/s/ Nancy L. Pettinelli	Director	March 14, 2008

Nancy L. Pettinelli

/s/ William F. Rucci, Jr.	Director	March 14, 2008

William F. Rucci, Jr.