Form 10-K/A
period 2007-12-31
MASSBANK CORP
filed 2008-04-29
CIK 799166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
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
COMMON STOCK, par value $1.00 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common stock held by nonaffiliates of the registrant, computed by reference to the closing price per share of common stock on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was $128,539,466. Although directors and executive officers of the registrant were assumed to be “affiliates” of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.
As of February 29, 2008, there were 4,233,079 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of MASSBANK Corp.’s (the “Corporation”) 2007 Annual Report to Stockholders are incorporated by reference in Parts I, II, III and IV of its Annual Report on Form 10-K for the period ended December 31, 2007.

EXPLANATORY NOTE
     This Form 10-K/A constitutes Amendment No. 1 to the Corporation’s Annual Report on Form 10-K for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 (the “Original Filing”). We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include information required by Items 10, 11, 12, 13, and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. In addition, we are filing this Amendment No. 1 to our Annual Report on Form 10-K/A to include as an exhibit a copy of MASSBANK’S (the “Bank”) Officer Incentive Compensation Bonus Plan, as required by Item 15 in Part IV. Furthermore, Item 15 of Part IV has been amended to incorporate by reference the exhibits filed with the Original Filing and to contain currently dated certifications from the Corporation’s Chief Executive Officer and Chief Financial Officer, as required by section 302 of the Sarbanes-Oxley Act of 2002. These updated certifications are attached to this Form 10-K/A as exhibits 31.1 and 31.2. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing.

(i)

(ii)

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
In accordance with the Corporation’s Restated Certificate of Incorporation and By-Laws, the Board of Directors is divided into three approximately equal classes, with each Director serving for a term of three years and until their successors are duly elected and qualified. As a consequence, the term of only one class of Directors expires each year, and their successors are elected for terms of three years. The Board of Directors is presently comprised as follows:

Class I:	Messrs. Brandi, Latham, and Rucci, who were elected to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Class II:	Mr. Bufferd, Ms. Camilli, Mr. Carr, and Ms. Pettinelli, who were elected to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Class III:	Messrs. Costello, Marshall, McCarthy, and Mistry, who were elected to serve until the 2010 Annual Meeting of Stockholders and until their successors are duly elected and qualified.
Set forth below is information regarding all the Directors of the Corporation.

Gerard H. Brandi	Chairman of the Board, President, and Chief Executive Officer, MASSBANK Corp. and MASSBANK
Mr. Brandi, 59, has served as a Director since 1986. He first joined a predecessor bank in 1975 and became a Trustee in 1978. He has served MASSBANK (the “Bank”) and the Corporation in various capacities over the past 32 years. Mr. Brandi was named President of the Corporation and the Bank in 1986, Chief Executive Officer in 1992 and Chairman in 1993. Mr. Brandi is also Chairman of the Executive Committees of the Corporation and the Bank, a member of the Risk Management and Asset/Liability Committee of the Corporation, and a member of the Trust Committee of the Bank. He is a Director of the Depositors Insurance Fund and a member of its Executive Committee, Watch Bank Committee and Compensation Committee. He is a Director and member of the Audit Committee of the New England Automated Clearing House, and Director and member of the Audit Committee and Chairman of the Risk Management Committee of the Connecticut On Line Computer Center. He also serves as a Director of the Lowell Development and Financial Corp., Director of the Lowell Plan, Treasurer and Director of the Massachusetts Society for the Prevention of Cruelty to Animals and Chairman of its Audit and Investment Committees. He is also a Director and member of the Executive Committee of the Savings Banks Employees Retirement Association and Chairman of its Investment Committee.

Allan S. Bufferd	Treasurer Emeritus, Massachusetts Institute of Technology
Mr. Bufferd, 70, has served as a Director since 1995. He is a member of the Executive Committee of the Corporation and a Director and a member of the Executive Committee of the Bank. He is also the Chairman of the Risk Management and Asset/Liability Committee of the Corporation. Mr. Bufferd has been Treasurer Emeritus of the Massachusetts Institute of Technology since his retirement in May 2006 as Founding President of the MIT Investment Management Company, a position he held since 2004. Prior to that, from 1999 until his retirement, Mr. Bufferd served as Treasurer of the Massachusetts Institute of Technology. Mr. Bufferd serves as a Trustee of the Robert Wood Johnson Foundation and as a Trustee of the Whiting Foundation. He is also a member of numerous investment advisory boards including those of the Grayce B. Kerr Fund and the National University of Singapore. In addition, he is the Chairman and a Director of the Harvard Cooperative Society, the Chairman and a Director of the Controlled Risk Insurance Company (“CRICO”), and a Director of each of Adveq, Beth Israel Deaconess Medical Center, M Fund, Inc., Makena LLC, Morgan Stanley Prime Property Fund, Och-Ziff Capital Management, and Ram Holdings Ltd. Mr. Bufferd serves on the Compensation Committee of each of Beth Israel Deaconess Medical Center, CRICO, and the Harvard Cooperative Society.

Kathleen M. Camilli	President, Camilli Economics, LLC
Ms. Camilli, 49, has served as a Director since 2003. Ms. Camilli is a member of the Risk Management and Asset/Liability Committee of the Corporation and the Insurance Committee of the Corporation. Ms. Camilli is one of the nation’s top economic forecasters and independent economists. Since 2005, her firm, Camilli Economics, has provided clients with “real world” economic guidance for smart business and financial decisions. From 2003 through 2004, Ms. Camilli served as U.S. Economist for Credit Suisse Asset Management. A frequent commentator, author and speaker, Ms. Camilli appears regularly on CNN, CNBC, The NewsHour with Jim Lehrer, Nightly Business Report, and Bloomberg Business News. Ms. Camilli is on the Board of Directors of the Money Marketers of New York University, the National

Association of Business Economists (NABE), and The National Council on Economic Education. She is a contributor to Blue Chip Financial Forecasts. Ms. Camilli is a member of the Financial Women’s Association, the New York Women’s Bond Club, the Forecasters Club, and the New York Association of Business Economists. Her civic activities include serving on the Board of the Epiphany School Foundation.

Stephen W. Carr	Retired Partner, Attorney, Goodwin Procter LLP
Mr. Carr, 65, has served as a Director since 2006. Mr. Carr is a member of the Executive Committee of the Corporation and the Compensation and Option Committee of the Corporation. Mr. Carr retired as partner of Goodwin Procter llp in 2004. He is a Director of Management Sciences for Health, the Concord Museum, and CC Pools, Inc.

Alexander S. Costello	Teacher, Brooks School
Mr. Costello, 54, has served as a Director since 1993. He is a member of the Audit Committee of the Corporation and the Chairman of the Nominating Committee of the Corporation. Mr. Costello is a teacher at the Brooks School. Mr. Costello was the Chairman of the Board of Directors of The Lowell Plan, a non-profit organization dedicated to the revitalization of the City of Lowell, and is a member of the Board of Governors of Saints Memorial Medical Center in Lowell. Mr. Costello is also the former Editorial Page Editor of the Lowell Sun.

O. Bradley Latham	Attorney, Principal, Latham, Latham & Lamond, P.C.
Mr. Latham, 67, has served as a Director since 2005. He is a member of the Compensation and Option Committee of the Corporation, the Insurance Committee of the Corporation and the Risk Management and Asset/Liability Committee of the Corporation. Mr. Latham is a principal in the law firm of Latham, Latham & Lamond, PC in Reading, Massachusetts. Mr. Latham is also a Trustee of Stoneham Theater and Director of the Reading Scholarship Foundation. He has served as an arbitrator for the American Arbitration Association, Chairman of the Regional Board of the American Red Cross, Chairman of the Regional Board of the American Cancer Society, and a Delegate for the Easter Seal Society. He serves as a pro bono counsel for the Reading Ice Arena Authority.

Stephen E. Marshall	Retired as President and Treasurer, C. H. Cleaves Insurance Agency, Inc.
Mr. Marshall, 69, has served as a Director since 1986 and as a Trustee of a predecessor bank since 1972. He is a member of the Executive Committee of the Corporation and a Director and a member of the Executive Committee of the Bank. Mr. Marshall is also Chairman of the Insurance Committee of the Corporation and a member of the Nominating Committee of the Corporation. Mr. Marshall’s affiliations include the Professional Insurance Agents of Massachusetts. Mr. Marshall is associated with various local charitable, civic, and church organizations.

Paul J. McCarthy	Executive Vice President, Jobs for Massachusetts, Inc.
Mr. McCarthy, 59, has served as a Director since 2007. Mr. McCarthy is a member of the Executive Committee of the Corporation, the Audit Committee of the Corporation, and the Nominating Committee of the Corporation. Mr. McCarthy is the Executive Vice President of Jobs for Massachusetts, Inc., a position he has held since 1982.

Nalin M. Mistry	Consulting Engineer and General Contractor, Mistry Associates, Inc., N M Construction Corporation and MAI Associates, Inc.
Mr. Mistry, 65, has served as a Director since 2007. Mr. Mistry is a member of the Audit Committee of the Corporation, the Compensation and Option Committee of the Corporation, and the Nominating Committee of the Corporation. Mr. Mistry is the President of Mistry Associates, Inc., a consulting engineering firm, a position he has held since 1979. Mr. Mistry is also currently the President of N M Construction Corporation, a general contracting firm, a position he has held since 1986, and the President of MAI Associates, Inc., a subcontracting firm, a position he has held since 1992.

Nancy L. Pettinelli	Executive Director, Visiting Nurse Association of Greater Lowell, Inc.
Ms. Pettinelli, 61, has served as a Director since 1998. She is a member of the Executive Committee of the Corporation and the Insurance Committee of the Corporation. Ms. Pettinelli is also the Chairperson of the Compensation and Option Committee. Ms. Pettinelli was the Director of Clinical Services for the Visiting Nurse Association of Greater Lowell, Inc. from 1986 through April 1995 and has served as its Executive Director thereafter. Ms. Pettinelli serves on the Board of Directors of the New England Quilt Museum. Ms. Pettinelli also serves on the Compensation Committee of the New England Quilt Museum.

William F. Rucci, Jr.	Certified Public Accountant, Partner, Rucci, Bardaro & Barrett, PC
Mr. Rucci, 48, has served as a Director since 2005. He is Chairman of the Audit Committee of the Corporation and a Director of the Bank. Mr. Rucci is the President of the Accounting/Consulting firm of Rucci, Bardaro & Barrett, PC and is Co-Director of the Russell Bedford International Corporate Tax Group. He is a Trustee and Chairman of the Audit and Compliance Committee of Hallmark Health Systems, Inc., and a Director and past President of the Malden Industrial Aid Society. Mr. Rucci is a member of the American Institute of Certified Public Accountants and Massachusetts Society of Certified Public Accountants, where he is a member of the Board of Directors and M.A.P. (Management of an Accounting Practice) Committee.
EXECUTIVE OFFICERS
Information required by this item concerning the Executive Officers of the Corporation is contained in part under the caption “Executive Officers of the Registrant” in Part I of the Original Filing.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The Corporation’s Directors, executive officers, and beneficial owners of more than 10% of its common stock, par value $1.00 per share (the “Common Stock”), are required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to file reports of ownership and changes in ownership with the SEC. Copies of those reports must also be furnished to the Corporation. Based solely on a review of reports furnished to the Corporation and written representations that no other reports were required from certain reporting persons, the Corporation believes that during 2007 each Director, executive officer, and 10% stockholder of the Corporation’s securities made timely filings of all reports required by Section 16 of the Exchange Act, with the following exceptions: Mr. Bufferd and Mr. Cormier each did not timely file one Form 4 reporting the exercise of a stock option.
CODE OF ETHICS
The Corporation adopted a code of ethics that applies to all of the Corporation’s and the Bank’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.massbank.com. The Corporation intends to disclose any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.
AUDIT COMMITTEE
The Corporation has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are William F. Rucci, Jr. (Chairman), Alexander S. Costello, Paul J. McCarthy and Nalin M. Mistry, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Corporation as well as the SEC.
AUDIT COMMITTEE FINANCIAL EXPERT
The Corporation’s Board of Directors has determined that Audit Committee member William F. Rucci, Jr. is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.
DIRECTOR CANDIDATES
On February 11, 2008, the Corporation’s Board of Directors amended its By-Laws by adding:
•	a new provision to Article I, Section 1 and Article II, Section 2 that addresses the timing for stockholders to make director nominations or stockholder proposals when the annual meeting of stockholders is held more than seven days after the anniversary of the immediately preceding annual meeting of stockholders;

•	a new Section 2A to Article II, entitled “Limitations on Eligibility to Serve as a Director;” and

•	a new Section 9 to Article V regarding the severability of the By-Laws.
Pursuant to the new provision included in Article I, Section 1 and in Article II, Section 2, in the event that a stockholder wishes to have any director nominations or a stockholder proposal considered at an annual meeting of stockholders and such annual meeting is scheduled to be held on a date more than seven days after the anniversary of the immediately preceding annual meeting of stockholders, the stockholder will be allowed to provide written notice of such nominations or stockholder proposal and certain other information as set forth in the By-Laws to the Secretary of the Corporation at its principal offices not later than the close of business on (a) the 20th day (or if that day is not a business day for the Corporation, on the next succeeding business day) following the first date on which the date of such annual meeting was publicly disclosed, or (b) if the first date of such public disclosure occurs more than 75 days prior to such scheduled date of such annual meeting, then the later of (1) the 20th day (or if that day is not a business day for the Corporation, on the next succeeding business day) following the first date of such public disclosure or (2) the 75th day prior to such scheduled date of such meeting (or if that day is not a business day for the Corporation, on the next succeeding business day).
Pursuant to Article II, Section 2A, no person will be qualified to be nominated or elected as a Director, or serve as a Director, and no person will be qualified to nominate a person to serve as a Director, if the Board of Directors determines that such person has, either alone or acting in concert with any other person or persons, group, associate or company, individually or together: (1) failed to make any necessary filings relating to control or ownership of shares of a banking institution or bank holding company with any state or federal banking or securities regulatory agency, including but not limited to the SEC, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Office of Thrift Supervision, or the Massachusetts Division of Banks (“Federal or State Regulatory Agencies”); (2) failed to make any required material disclosure relating to the control or ownership of shares of a banking institution or bank holding company to any Federal or State Regulatory Agency; or (3) acquired control, or is attempting or is in the process of attempting to acquire control, of the Corporation or any subsidiary or affiliate of the Corporation without first having obtained the required approval or notice of non-objection from the appropriate Federal or State Regulatory Agency in accordance with applicable law. Furthermore, a person shall not be qualified to be nominated or elected, or serve as a Director, if the Board of Directors has determined that such person: (a) is under indictment for, or has ever been convicted of, a criminal offense involving dishonesty, breach of trust or money laundering; (b) is a person against whom a Federal or State Regulatory Agency has issued a cease and desist order for conduct involving dishonesty, breach of trust, or money laundering, which order is final; (c) has been found, in a final and unappealable decision by any Federal or State Regulatory Agency or by any court, to have (i) breached a fiduciary duty involving personal profit or (ii) committed a reckless or willful violation of any law, rule or regulation governing banking, securities, commodities or insurance, or any final cease and desist order issued by a banking, securities, commodities or insurance regulatory agency; or (d) has been nominated by a person who would be disqualified from serving as a Director under clauses (a), (b) or (c).
Pursuant to Article V, Section 9, if any term or provision of any of the By-Laws is ruled illegal or invalid, it will not affect or invalidate any other term or provision of the By-Laws.
A copy of the Certificate of Amendment to the By-Laws of the Corporation was filed with the SEC on February 13, 2008 as an exhibit to the Corporation’s Current Report on Form 8-K.
Item 11. Executive Compensation.
COMPENSATION COMMITTEE
For 2007, the Compensation and Option Committee of the Corporation (the “Compensation Committee”) consisted of Ms. Pettinelli (Chairperson), and Messrs. Carr, Latham, and Mistry. For 2007, the Board of Directors has determined that each member of the Compensation Committee was “independent” under the rules of the SEC and the National Association of Securities Dealers. The Compensation and Option Committee is responsible for making recommendations to the Boards of Directors of the Bank and the Corporation with respect to the policies that govern both annual compensation and incentive stock ownership programs for the employees of the Bank. The Board of Directors has not adopted a charter for the Compensation Committee.
The Compensation Committee’s report concerning executive compensation matters appears elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A.
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee is responsible for recommending to the Boards of Directors of the Bank and the Corporation the annual compensation of the executive officers, including all incentive programs (cash and stock option awards), and director compensation.
Our Compensation Committee: (1) establishes the Bank’s compensation philosophy, (2) establishes the structure of compensation, (3) reviews the Chief Executive Officer’s recommendations for benefits and compensation of all other officers, (4) evaluates the Chief Executive Officer’s performance, (5) recommends to the Bank’s Board of Directors benefits and compensation for the Chief Executive Officer and other officers, (6) recommends to the Corporation’s Board of Directors stock option awards, and (7) makes recommendations to the Corporation’s Board of Directors regarding director compensation.
Compensation Philosophy
Our compensation philosophy is to design compensation programs to achieve the following objectives: (1) to attract, retain and motivate all officers with the ability to contribute to our long term success, (2) to pay incentive compensation awards based upon our strategic goals and financial performance, and (3) to align management and stockholder interests.
Structure of Compensation
Our total compensation consists primarily of: (1) base salary, (2) incentive cash bonuses, (3) incentive stock options, (4) a defined benefit retirement plan, and (5) an employee stock ownership plan. In addition, the Chief Executive Officer and the Chief Operating Officer receive contributions to a deferred compensation program and the Chief Executive Officer is party to an executive supplemental retirement agreement. We believe that this mix will drive individual performance, short-term profitability and long-term stock performance. Additionally, we provide retirement and other benefits to attract and retain our employees.
Compensation Process
Our Compensation Committee met three times during 2007. When necessary, the Compensation Committee retains outside compensation consultants for the purpose of obtaining advice on the design of compensation programs. All outside consultants are independent of the Corporation, the Bank, and our employees. Our Compensation Committee currently retains an outside compensation consultant, Olney Associates, Inc., for the purpose of providing position evaluations, a report of market economic trends and practices regarding salary structures, and competitive salary surveys for geographic areas including both Massachusetts and Connecticut. There were no material changes to the principal terms of any compensation programs during 2007. In determining compensation for the Chief Executive Officer to recommend to the Bank’s and the Corporation’s Boards, the Compensation Committee considers the report of the compensation consultant as well as its assessment of the performance of the Chief Executive Officer. For all other senior executives, the Compensation Committee considers the compensation consultant’s report as well as recommendations made by the Chief Executive Officer. Officer evaluations are considered in executive session with only the Chief Executive Officer present and the Chief Executive Officer’s evaluation is considered in executive session with no employees present.
Base Salary
Several factors determine base salary, including the Corporation’s performance, individual performance, compensation of officers employed by similar institutions that we compete with for talent, compensation paid in prior years, the number of years employed by us, and the number of years in the same job. The Compensation Committee reviews competitive salary information provided by the compensation consultant. All officer base salary increases become effective January 1st of the following year. In 2007, the average officer salary increase (29 employees) was 4.4% and the Chief Executive Officer’s salary increase was 3.6%. For the year 2008, the average officer salary increase (37 employees) was 4.0% and the Chief Executive Officer’s salary increase was 3.5%.
Incentive Program
Our Compensation Committee believes that incentive programs should be closely tied to the attainment of our short-term and long-term strategic objectives. In addition, our Compensation Committee believes that stock option awards further align the Directors and officers ownership interests with those of other stockholders.
Unlike base salary, incentive programs put the executives at risk based upon overall performance. These forms of compensation are not paid when goals and objectives are not obtained.
Cash Incentive Bonus Plan. All officers are eligible to receive incentive bonuses under the Bank’s Officer Incentive Cash Bonus Plan (the “Bonus Plan”). The Bonus Plan is designed to motivate and reward eligible employees for their contributions by making a significant portion of their cash compensation dependent upon the Corporation’s performance. The Bonus Plan establishes the terms under which annual cash bonus compensation may be paid to our eligible employees, including the named executive officers.
Annually, the Board of Directors of the Bank establishes the corporate performance goals for the Bonus Plan. To be eligible for a bonus payment, the Corporation must increase its net income by a specified percentage over last year’s results. No bonus is payable if the net income performance goal is not attained. Once the net income performance goal is attained, actual payments will be based, in part, on the Corporation’s achievement of the following performance goals: earnings per share; book value per share; dividends paid to our stockholders; and the improvement of efficiency levels throughout the Corporation (collectively, the “Performance Goals”). For fiscal year 2007, there was no individual performance component for any of the participants under the Bonus Plan.
If the minimum increase in net income is attained (i.e., the participants are eligible for a bonus), the Compensation Committee considers the actual increase in net income and may, in its discretion, increase or decrease the amount of the bonus award, within the parameters discussed below, depending on the actual amount of the increase in net income. Thus, performance greatly exceeding the minimum increase in net income may result in progressively accelerating payments within the parameters discussed below and performance at or near the minimum increase in net income may result in a smaller payment within the parameters discussed below.
The target amount of the bonus is a target percentage of the participant’s base salary. For 2007, the target bonus percentage for Mr. Brandi and Ms. West was 35% and the target bonus percentage for Mr. Cormier, Mr. Milinazzo, and Mr. Rivers was 25%. If the Corporation achieves the net income performance goal and all of the Performance Goals, the participants, including the named executive officers, are entitled to receive his or her full target bonus (subject to a reduction in such payment based on the individual’s number of absences over five during the plan year). If the Corporation achieves the net income performance goal (and the level at which it was achieved) and some, but not all, of the Performance Goals, the Compensation Committee has the discretion to award bonuses to the named executive officers within the parameters set forth below:

	Achieves Some of	Achieves Most of
	the Performance	the Performance	Achieves All of the
Name	Goals	Goals	Performance Goals
Gerard H. Brandi	Up to 21%	21% to 34%	35%
Reginald E. Cormier	Up to 15%	15% to 24%	25%
Donna H. West	Up to 21%	21% to 34%	35%
James L. Milinazzo	Up to 15%	15% to 24%	25%
William F. Rivers	Up to 15%	15% to 24%	25%
Shortly after the end of each year, the Chief Executive Officer reviews the Corporation’s net income and performance against the Performance Goals and, based on the Corporation’s actual increase in net income and achievement of the Performance Goals, and within the parameters discussed above, recommends to the Compensation Committee the amount of the actual bonus awards for the executive officers and the senior officers, other than the Chief Executive Officer. The Compensation Committee reviews the Chief Executive Officer’s recommendations and determines the amount of the actual bonus awards for the executive officers and the senior officers. Similarly, the Compensation Committee reviews the Corporation’s net income and performance against the Performance Goals and, based on the Corporation’s actual increase in net income as well as the achievement of the Performance Goals, and within the parameters discussed above, determines the amount of the actual bonus award for the Chief Executive Officer.
For 2007, we needed an increase of 10% in net income over the prior year’s results, which would have required us to increase our net income by $703,000, for eligible employees, including the named executive officers, to be eligible for a bonus. Our actual net income results entitled participants, including the named executive officers, to be eligible for a bonus under the Bonus Plan. In addition, in 2007 we achieved the following Performance Goals: earnings per share; book value per share; and dividends paid to our stockholders. We are not disclosing our specific Performance Goals because we have determined that such disclosure could result in competitive harm to us. We cannot determine how likely it will be for us to achieve these Performance Goals in the future; however, we have set these Performance Goals (where applicable) above the average performance of companies within our peer group, which consists of Massachusetts savings banks with assets in excess of $800 million.
Based on the actual net income and the achievements of these Performance Goals, the Compensation Committee determined that the named executive officers achieved “some of the Performance Goals” and exercised its discretion to award the following bonus payments to the named executive officers:

	Maximum Bonus
	Percentage of	Actual Bonus
	Salary that could	Percentage of
Name	be Awarded	Salary Awarded	Actual Bonus Amount
Gerard H. Brandi	Up to 21%	7.7%	$40,000
Reginald E. Cormier	Up to 15%	11.2%	$17,500
Donna H. West	Up to 21%	19.0%	$32,000
James L. Milinazzo	Up to 15%	4.9%	$6,500
William F. Rivers	Up to 15%	4.3%	$5,000
The terms of the Bonus Plan, including the target bonus levels and relationship of payouts to achievement of corporate performance criteria, were established by the Compensation Committee and approved by the Bank’s Board of Directors. Annually, the Compensation Committee reviews the plan to ensure that it is designed in a manner that continues to motivate employees to achieve our profitability goals.

Stock Option Awards. Our 1986 Stock Option Plan, 1994 Stock Incentive Plan, and 2004 Stock Option and Incentive Plan are intended as performance incentives for participants who contribute to the attainment of our strategic objectives. The plans enable persons to whom options are granted to acquire or increase a proprietary interest in our success. Except for option grants to newly elected Directors, options are generally granted on an annual basis at the meeting of our Board of

Directors held in January, which is usually the third Tuesday of the month. Options granted to newly elected Directors are generally granted at a Board of Directors meeting following their election to the Board of Directors. All stock option awards are made at the closing price of our Common Stock on the grant date. All grants are effective on the date of the applicable Board meeting.
Our long-term strategic objectives are set forth in a five-year strategic plan that is revised annually. The objectives are related to nine performance ratio goals and the performance of our stock in the prior five years as compared to the S&P 500 Index and the NASDAQ Bank Index. The nine performance goals are: asset growth, earnings per share, return on assets, return on equity, net interest margin, non-interest expense, non-interest income, efficiency ratio, and book value per share. We are not disclosing our specific goals for our stock option program because we have determined that such disclosure could result in competitive harm to us. We cannot determine how likely it will be for us to achieve our performance goals in the future; however, we have set these goals (where applicable) above the average performance of companies within our peer group, which consists of Massachusetts savings banks with assets in excess of $800 million. Because a majority of our strategic objectives were attained in 2007, stock options were awarded to our Chief Executive Officer, Directors, and Bank officers in January 2008.
Retirement Plans
The Defined Benefit Plan. Under our Savings Banks Employees Retirement Association (“SBERA”) defined benefit pension plan, all full time employees and part time employees who work more than 1,000 hours within a year, who have attained the age of 21, and have achieved one year of eligibility service, earn the right to receive certain benefits upon retirement. Participants are vested in the plan over a period of seven years. Normal retirement benefits are payable at age 65 and are calculated as the product of 1.50% times years of service (up to a maximum of 25) multiplied by the participant’s final three year average eligible earnings up to the IRS permissible limit ($220,000 for plan years beginning in 2006) plus 0.60% of the participant’s final three year average earnings in excess of covered compensation. Covered compensation is the average of the Social Security taxable wage base for the 35-year period ending in the year the participant attains his or her normal retirement age for Social Security purposes.
Our Compensation Committee believes that retirement benefits are an essential part of attracting and retaining employees in our market. This type of retirement plan provides our employees a fixed retirement benefit while we remain at risk for any changes in the market value of the plan assets. Our Compensation Committee believes this gives us a competitive advantage over other employers in our market who do not have defined benefit plans.
Employee Stock Ownership Plan (“ESOP”). As a supplement to the SBERA pension plan, we have established an ESOP for the benefit of substantially all our employees. The ESOP has the same eligibility and vesting requirements as the defined benefit plan except that, as of October 1, 2007, participants in the ESOP are vested in the plan over a period of six years. Annually, we make a contribution to the trust that purchases shares either from former or retired employees or on the open market and distributes those shares on a pro rata basis based upon each employee’s salary up to the IRS permissible limit ($220,000 for plan years beginning in 2006). The benefit available to each employee will be equal to the number of shares held in trust at his or her retirement date (or termination date if fully vested) multiplied by the market price of the stock at that time. This retirement plan requires the employee to take all the risk of changes in market price. Our Compensation Committee believes that having this type of retirement plan gives every employee an interest in our financial success and will motivate the employee to act accordingly.
Deferred Compensation Program
We also maintain a nonqualified deferred compensation program for the benefit of our Chief Executive Officer and our Chief Operating Officer in recognition of their many years of service with us. Mr. Brandi, our Chief Executive Officer, has been with the Corporation since 1975, a period of 32 years. Due to the fact that his retirement benefits under both the SBERA pension plan and our ESOP are reduced by the IRS mandated ceiling ($220,000 for plan years beginning in 2006) and his years of service exceed the maximum of 25 years used in the calculation of retirement benefits under our SBERA pension plan, we set up a deferred compensation program for him in 1994. The program calls for a contribution of 20% of the difference between his earnings and the IRS ceiling to be paid into a trust and invested in mutual funds, other securities, and/or bank deposits. The investment earnings accrue to the benefit of Mr. Brandi. Upon retirement or termination of employment, the balance of the trust is to be paid to Mr. Brandi. The amount paid will be determined by the value of the trust upon his termination. Mr. Brandi takes the risk of any fluctuation in market value.
We also extended the deferred compensation program for the benefit of our Chief Operating Officer, Donna West, upon her attainment of 25 years of service with us. Her benefit is based upon annual contributions to be determined by the Compensation Committee at its discretion as her salary does not exceed the IRS mandated ceiling. As in the case of Mr. Brandi, the contribution is made to a trust and invested in mutual funds, other securities, and/or bank deposits. The investment earnings accrue to the benefit of Ms. West, who also bears the risk of any fluctuations in market value.

Our Compensation Committee believes that the deferred compensation program is necessary in order to retain the aforementioned individuals and these types of programs are customary in our market place for executives at this level.
Executive Supplemental Retirement Agreement
We entered into an Executive Supplemental Retirement Agreement with Mr. Brandi in 1980, which was amended and restated in 1986. This agreement provides for 180 monthly payments of $2,500 to Mr. Brandi upon his retirement or 120 monthly payments of $3,000 to his beneficiary in the case of his death prior to retirement. This type of supplemental retirement benefit is very common in our market place for senior executives and the level of benefits provided to Mr. Brandi is very modest when compared to similar arrangements at our peer banks.
Other Benefits
We provide all officers with other benefits, including health insurance, life insurance, payment for the use of personal vehicles on company business, or the reasonable use of company vehicles on personal matters. Our Compensation Committee believes that these types of benefits are reasonable and consistent with the overall compensation program and enable us to attract and retain superior employees for key positions. Our Board periodically reviews the levels of payments of these items during normal budgetary review.
COMPENSATION COMMITTEE REPORT
The Compensation and Option Committee administers the executive compensation program of the Bank and the Corporation under the supervision of the Board of Directors. The Compensation and Option Committee has reviewed and discussed the Compensation Discussion and Analysis report beginning on page 4 of this Amendment No. 1 to our Annual Report on Form 10-K/A with management. Based on that review and discussion, the Compensation and Option Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K/A.
This report has been furnished by Nancy L. Pettinelli (Chairperson), Stephen W. Carr, O. Bradley Latham, and Nalin M. Mistry, the members of the Compensation and Option Committee for 2007.
* * * *
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
In 2007, the Compensation and Option Committee of the Board of Directors was comprised of Ms. Pettinelli (Chairperson), Mr. Carr, Mr. Latham, and Mr. Mistry, all of whom are non-employee Directors of the Corporation. The Corporation is not aware of any compensation committee interlocks or relationships involving members of the Board of Directors requiring disclosure in this Amendment No. 1 to our Annual Report on Form 10-K/A.
EXECUTIVE COMPENSATION
Until the Corporation becomes actively involved in other business, no separate compensation is being paid to the executive officers of the Corporation, all of whom are executive officers of the Bank and receive compensation as such.
Summary Compensation Table
The following table sets forth for the fiscal years ended December 31, 2007 and December 31, 2006, a summary of the compensation paid by the Bank to the Chief Executive Officer of the Corporation, the Chief Financial Officer of the Corporation and each of the three most highly compensated executive officers of the Corporation and/or the Bank, other than the Chief Executive Officer and Chief Financial Officer, whose total compensation exceeded $100,000 in each year.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)(1)	($)	($)(2)	($)	($)(3)(4)	($)(5)		($)
Gerard H. Brandi	2007	$517,800	$40,000	$0	$7,771	$0	$93,664	$69,195	(6)	$728,430
Chairman, President and Chief Executive Officer	2006	$499,800	$0	$0	$3,936	$0	$214,616	$66,503	(7)	$784,855

Reginald E. Cormier	2007	$156,600	$17,500	$0	$6,476	$0	$53,339	$7,431	(6)	$241,346
Senior Vice President,	2006	$150,000	$0	$0	$3,280	$0	$59,356	$6,853	(7)	$219,489
Treasurer and Chief Financial Officer

Donna H. West	2007	$168,000	$32,000	$0	$6,476	$0	$88,926	$27,964	(6)	$323,366
Senior Vice President,	2006	$160,800	$0	$0	$3,280	$0	$100,003	$17,313	(7)	$281,396
Community Banking and Chief Operating Officer

James L. Milinazzo	2007	$133,200	$6,500	$0	$6,476	$0	$12,495	$6,380	(6)	$165,051
Senior Vice President,	2006	$127,920	$0	$0	$3,280	$0	$21,760	$3,286	(7)	$156,246
Lending

William F. Rivers	2007	$116,700	$5,000	$0	$5,181	$0	$9,923	$5,666	(6)	$142,470
Vice President,	2006	$112,800	$0	$0	$2,624	$0	$10,315	$5,305	(7)	$131,044
Operations

(1)	Bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2007 bonus was paid in fiscal 2008. Bonus payments in 2007 include discretionary awards discussed in the Compensation Discussion and Analysis earlier in this Amendment No. 1 to our Annual Report on Form 10-K/A.

(2)	Amount listed reflects a portion of the total fair value of stock options recognized by us as an expense in 2007 and 2006, as applicable, for financial statements reporting purposes in accordance with SFAS No. 123R, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For 2007 and 2006, the assumptions used in the calculation of these amounts are included in Note 16 to our audited consolidated financial statements for the year ended December 31, 2007 and 2006 included in the Original Filing.

(3)	Represents the increase in pension plan benefit for each of the named executive officers under the SBERA pension plan.

(4)	In 2006, includes earnings on the deferred compensation program for Mr. Brandi and Ms. West in the amounts of $108,529 and $1,005, respectively, which represents earnings in excess of the 120% of the applicable federal long term rate and assumes an applicable federal long term rate of 6% with annual compounding.

(5)	No named executive officer received perquisites in excess of $10,000 in 2007 or 2006.

(6)	Consists of allocations under our ESOP valued as follows: Mr. Brandi, $9,714; Mr. Cormier, $6,910; Ms. West, $7,443; Mr. Milinazzo, $5,859; and Mr. Rivers, $5,145. In addition, Mr. Brandi and Ms. West received contributions of $58,960 and $20,000, respectively, under our deferred compensation program. Consists of group term life insurance premiums of $521 for Mr. Brandi, Mr. Cormier, Ms. West, Mr. Milinazzo, and Mr. Rivers.

(7)	Consists of allocations under our ESOP valued as follows: Mr. Brandi, $8,422; Mr. Cormier, $6,132; Ms. West, $6,592; Mr. Milinazzo, $2,565; and Mr. Rivers, $4,605. In addition, Mr. Brandi and Ms. West received contributions of $57,360 and $10,000, respectively, under our deferred compensation program. Consists of group term life insurance premiums of $721 for Mr. Brandi, Mr. Cormier, Ms. West, and Mr. Milinazzo; and $700 for Mr. Rivers.

Grants of Plan-Based Awards
The following table contains information concerning grants of plan based awards under the Corporation’s cash and equity incentive plans to the named executive officers during the year ended December 31, 2007.
GRANTS OF PLAN-BASED AWARDS

								All
								Other			Grant
								Stock	All Other	Exercise	Date
								Awards:	Option	or Base	Fair
								Number	Awards:	Price of	Value
		Estimated Future Payouts			Estimated Future Payouts			of	Number of	Option	of Stock
		Under			Under			Shares of	Securities	Awards	and
	Grant	Non-Equity Incentive Plan			Equity Incentive Plan			Stock or	Underlying	($/Sh)	Option
Name	Date	Awards			Awards			Units (#)	Options (#)(1)	(2)(3)	Awards(4)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)
Gerard H. Brandi	1/16/2007	—	—	—	—	—	—	—	3,000	$32.60	$20,010
Reginald E. Cormier	1/16/2007	—	—	—	—	—	—	—	2,500	$32.60	$16,675
Donna H. West	1/16/2007	—	—	—	—	—	—	—	2,500	$32.60	$16,675
James L. Milinazzo	1/16/2007	—	—	—	—	—	—	—	2,500	$32.60	$16,675
William F. Rivers	1/16/2007	—	—	—	—	—	—	—	2,000	$32.60	$13,340

(1)	Represents options granted under the Corporation’s 2004 Stock Option and Incentive Plan.

(2)	All options for the named executive officers vest over a period of five years, with the first 20% vesting one year after the date of grant. The options have a contractual term of ten years. These options have no value to the executive on the date of grant.

(3)	The exercise price for each stock option is the closing stock price on the date of grant.

(4)	In this column, we report the aggregate SFAS No. 123R value of all awards made in 2007. In contrast to how we present amounts in the Summary Compensation Table, we report such amounts here without apportioning such amounts over the service or vesting period.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information with respect to the named executive officers concerning unexercised stock option awards as of December 31, 2007. None of the named executive officers has outstanding stock awards as of December 31, 2007.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
								Number	or Payout
			Equity			Number	Market	of	Value of
			Incentive			of	Value of	Unearned	Unearned
			Plan			Shares	Shares	Shares,	Shares,
		Number of	Awards:			or Units	or Units	Units or	Units or
	Number of	Securities	Number of			of Stock	of Stock	Other	Other
	Securities	Underlying	Securities			That	That	Rights	Rights
	Underlying	Unexercised	Underlying	Option		Have	Have	That	That
	Unexercised	Options (#)	Unexercised	Exercise	Option	Not	Not	Have Not	Have Not
	Options (#)	Unexercisable	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(1)	Options (#)	($)	Date	(#)	($)	(#)	($)
Gerard H. Brandi	3,750	0	0	$29.50	1/19/2008
	3,750	0	0	$25.00	1/18/2009
	3,750	0	0	$19.00	1/17/2010
	1,500	0	0	$20.67	1/15/2011
	1,500	0	0	$27.63	1/14/2012
	2,500	0	0	$28.44	1/20/2013
	2,500	0	0	$42.90	1/14/2014
	3,000	0	0	$37.15	1/17/2015
	600	2,400	0	$32.80	1/16/2016
	0	3,000	0	$32.60	1/15/2017
Reginald E. Cormier	1,625	0	0	$29.50	1/19/2008
	3,000	0	0	$25.00	1/18/2009
	3,000	0	0	$19.00	1/17/2010
	1,500	0	0	$20.67	1/15/2011
	1,500	0	0	$27.63	1/14/2012
	1,000	0	0	$28.44	1/20/2013
	2,500	0	0	$42.90	1/14/2014
	2,500	0	0	$37.15	1/17/2015
	500	2,000	0	$32.80	1/16/2016
	0	2,500	0	$32.60	1/15/2017
Donna H. West	2,625	0	0	$29.50	1/19/2008
	3,000	0	0	$25.00	1/18/2009
	3,000	0	0	$19.00	1/17/2010
	1,500	0	0	$20.67	1/15/2011
	1,500	0	0	$27.63	1/14/2012
	1,000	0	0	$28.44	1/20/2013
	2,500	0	0	$42.90	1/14/2014
	2,500	0	0	$37.15	1/17/2015
	500	2,000	0	$32.80	1/16/2016
	0	2,500	0	$32.60	1/15/2017

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
								Number	or Payout
			Equity			Number	Market	of	Value of
			Incentive			of	Value of	Unearned	Unearned
			Plan			Shares	Shares	Shares,	Shares,
		Number of	Awards:			or Units	or Units	Units or	Units or
	Number of	Securities	Number of			of Stock	of Stock	Other	Other
	Securities	Underlying	Securities			That	That	Rights	Rights
	Underlying	Unexercised	Underlying	Option		Have	Have	That	That
	Unexercised	Options (#)	Unexercised	Exercise	Option	Not	Not	Have Not	Have Not
	Options (#)	Unexercisable	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(1)	Options (#)	($)	Date	(#)	($)	(#)	($)
James L. Milinazzo	500	2,000	0	$32.80	1/16/2016
	0	2,500	0	$32.60	1/15/2017
William F. Rivers	2,000	0	0	$37.15	1/17/2015
	400	1,600	0	$32.80	1/16/2016
	0	2,000	0	$32.60	1/15/2017

(1)	All unexercisable options for the named executive officers vest over a period of five years, with the first 20% vesting one year after the date of grant.
Option Exercises and Stock Vested
The following table sets forth information with respect to the named executive officers concerning the exercise of stock options during the year ended December 31, 2007. None of the named executive officers have outstanding stock awards as of December 31, 2007.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on	Acquired on Vesting	on
Name	(#)	Exercise ($)	(#)	Vesting($)
Gerard H. Brandi(1)	5,000	$63,438	0	0
Reginald E. Cormier(1)	2,000	$17,558	0	0
Donna H. West(1)	3,500	$44,406	0	0
James L. Milinazzo	0	$0	0	0
William F. Rivers	0	$0	0	0

(1)	None of the shares of Common Stock received upon exercise of these options were sold.
Pension Benefits
The following table outlines the named executive officer’s number of years of credited service, present value of accumulated benefit as of October 31, 2007, and payments during the year ended December 31, 2007 under the SBERA pension plan and, for Mr. Brandi only, the Executive Supplemental Retirement Agreement. The SBERA pension plan is a tax-qualified defined benefit plan that covers substantially all our employees. Under this plan, participants are entitled to receive a normal retirement benefit upon retirement at age 65 in an amount determined pursuant to the plan’s benefit formula. For further information about the benefit formula, see the description of this plan beginning on page 6 of the section of this Amendment No. 1 to our Annual Report on Form 10-K/A entitled “Compensation Discussion and Analysis.” Benefits may be payable in a lump sum upon termination of employment. Participants may also elect to be paid in different forms of annuities. The table below also shows the present value of the accumulated benefit to Mr. Brandi under his Executive Supplemental Retirement Agreement as of December 31, 2007. This agreement provides for 180 monthly payments of $2,500 to Mr. Brandi upon his retirement or 120 monthly payments of $3,000 to his beneficiary in the case of his death prior to retirement.
PENSION BENEFITS

			Present Value
			of
		Number of Years	Accumulated		Payments During
Name	Plan Name	Credited Service (#)	Benefit($)		Last Fiscal Year($)
Gerard H. Brandi	SBERA Pension Plan	34.08	$1,222,120	(2)	$0
	Executive Supplemental
	Retirement Agreement	N/A (1)	$307,376	(3)	$0
Reginald E. Cormier	SBERA Pension Plan	20.08	$449,720	(2)	$0
Donna H. West	SBERA Pension Plan	32.33	$855,590	(2)	$0
James L. Milinazzo	SBERA Pension Plan	2.67	$34,255	(2)	$0
William F. Rivers	SBERA Pension Plan	3.10	$29,887	(2)	$0

(1)	Years of service are not relevant under Mr. Brandi’s Executive Supplemental Retirement Agreement.

(2)	Present value of accumulated benefits under the SBERA pension plan as of October 31, 2007, determined using interest rate and mortality rate assumptions consistent with those used for our financial reporting purposes, except that retirement age is based upon the normal retirement age as defined in the plan (age 65). The assumptions can be found in Note 16 to our audited consolidated financial statements for the year ended December 31, 2007 included in the Original Filing.

(3)	The present value of Mr. Brandi’s supplemental retirement benefits is $307,376. The present value of the monthly payments that would be made to a beneficiary if Mr. Brandi dies prior to his retirement is $277,703. The present value of the benefits was calculated using a discount rate of 5.50%.
Nonqualified Deferred Compensation
We also maintain a nonqualified deferred compensation program. Under this program, each participant receives a contribution each year equal to 20% of the portion of his or her taxable compensation that exceeds the amount that may be recognized as compensation under tax-qualified retirement plans, such as the SBERA pension plan and our ESOP. For plan years beginning in 2006, the limit was $220,000. We may also provide additional contributions at our discretion to reward a participant for long service or other significant contributions. Bank contributions are credited with earnings or losses tied to investment returns of the trust. The benefits earned under this program are not payable until the executive’s termination of employment, at which time it will be paid in a lump sum in cash. Currently, only two executives participate in this program.
The following table outlines employer contributions to the Deferred Compensation Plan during the year ended December 31, 2007. The table also details earnings on plan balances during the year, and the aggregate amount of all Deferred Compensation Plan obligations as of December 31, 2007. No employee contributions are permitted under the Deferred Compensation Plan.
NONQUALIFIED DEFERRED COMPENSATION

	Executive		Aggregate	Aggregate
	Contributions	Registrant	Earnings in	Withdrawals/	Aggregate
	in	Contributions in	Last	Distributions	Balance
Name	Last FY ($)	Last FY ($)(1)	FY ($)	($)	at Last FYE ($)
Gerard H. Brandi	0	$58,960	$56,860	0	$1,448,102
Reginald E. Cormier	0	0	0	0	0
Donna H. West	0	$20,000	$1,153	0	$45,089
James L. Milinazzo	0	0	0	0	0
William F. Rivers	0	0	0	0	0

(1)	All contributions by the Bank for the year ended December 31, 2007 were reported under All Other Compensation in the Summary Compensation Table for each named executive officer.
Potential Post-Employment Payments
The named executive officers are entitled to certain compensation in the event of termination of such executive’s employment. This section is intended to discuss these post-employment payments, assuming separation from employment on December 31, 2007.
The Corporation and the Bank have employment agreements with Messrs. Brandi and Cormier and Ms. West, and the Bank has employment agreements with Messrs. Milinazzo and Rivers (each an “Employment Agreement” and collectively, the “Employment Agreements”). Pursuant to the Employment Agreements, each officer will devote his or her full business time and best efforts to the business and affairs of the Corporation and/or the Bank, as the case may be.
The term of the Employment Agreement with Mr. Brandi is three years, with a daily automatic extension of an additional one day for a continuous remaining term of three years unless either Mr. Brandi or the Corporation and the Bank give notice of intent not to extend the term of the agreement. The term of the Employment Agreements with each of Ms. West and Messrs. Cormier, Milinazzo, and Rivers is two years, with a daily automatic extension of an additional one day for a continuous remaining term of two years unless either the respective officer or the Corporation and/or the Bank, as the case may be, gives notice of intent not to extend the term of the agreement.
Under the respective Employment Agreements, the Corporation and/or the Bank, as the case may be, may terminate the officer’s employment, without incurring any continuing obligations to him or her, at any time, for “cause,” as defined in the Employment Agreements. In addition, the Employment Agreements provide generally that if the Corporation and/or the Bank, as the case may be, were to terminate the officer’s employment for any reason other than for cause, or, solely with respect to Mr. Brandi, he were to terminate his employment for “good reason,” as defined in his Employment Agreement, the officer would be entitled to a severance payment from the Corporation or the Bank, as the case may be. This severance payment would be approximately equal to three times the sum of the officer’s current base compensation and most recent bonus (or average bonus if higher), plus the vesting of the officer’s stock-based awards and the continuation of benefits for a period of three years. The severance amount payable to Mr. Brandi in the foregoing situations would also include an additional payment approximately equal to 60% of the difference between Mr. Brandi’s current compensation and the current year’s compensation limit under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”). In the case of Messrs. Rivers and Milinazzo, however, the severance payments from the Bank are approximately equal to two times the sum of their respective current base compensation and most recent bonus (or average bonus if higher), plus the vesting of stock-based awards and the continuation of benefits for a period of two years.
The Employment Agreements also generally provide that if there were a “Change in Control” of the Corporation, and if at any time during the two-year period following the Change in Control, either the Corporation and/or the Bank, as the case may be, were to terminate the employment of any of the officers for any reason other than for “cause” or if any of the officers were to terminate his or her employment for “good reason,” including a substantial adverse change in his or her title or responsibilities or a reduction in his or her annual base salary, the officer would be entitled to receive a Change in Control payment, instead of a severance payment. In the case of Mr. Brandi, however, the Change in Control payment would be the same as his severance payment described above. In the case of the other officers, the Change in Control payment would be approximately equal to three times his or her average taxable compensation over the five previous years of his or her employment with the Corporation and/or the Bank, as the case may be, plus the vesting of the officer’s stock-based awards and the continuation of benefits for a period of three years. For purposes of the Employment Agreements, a “Change in Control” is generally deemed to have occurred when (1) a person or group acquires beneficial ownership of 50% or more of the Common Stock of the Corporation, (2) as a result of a tender offer, proxy contest, merger or similar transaction, persons who were Directors before such transaction cease to constitute at least a majority of the Board of Directors of the Corporation, or (3) the stockholders of the Corporation approve a merger, a plan of liquidation or an agreement for the sale of all or substantially all of the Corporation’s assets.
Any Change in Control payments to Mr. Cormier, Ms. West, Mr. Milinazzo, or Mr. Rivers under the Employment Agreements may be subject to reduction if such reduction would result in a higher net after-tax amount to the executive. In the case of Mr. Brandi, however, if any payments under his Employment Agreement are non-deductible by the Corporation or the Bank and Mr. Brandi becomes subject to an excise tax as a result of Section 4999 of the Code, then Mr. Brandi is entitled to an additional gross-up payment in an amount such that after Mr. Brandi pays all taxes on such gross-up payment, he will retain an amount equal to the excise tax imposed upon the payments.
The Employment Agreements also generally provide that if the officer is terminated due to his or her death, then the Corporation or the Bank, as the case may be, will pay to a designated beneficiary or the officer’s estate, a lump sum cash payment equal to such officer’s accrued and unpaid salary to the date of his or her death plus his or her accrued and unpaid incentive compensation, if any. In addition, his or her stock-based awards will vest. In addition, such officer’s spouse or dependents would also be entitled to receive health insurance coverage paid by the Bank, substantially similar to the coverage received prior to the date of termination, for a period of one year.
In addition, under the Employment Agreements, if the officer becomes disabled (as determined under the Employment Agreements), he or she would be entitled to receive his or her full salary until the earlier of his or her death, his or her becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days), or, for Mr. Brandi, Mr. Cormier, and Ms. West, three years following the date of termination, and, for Mr. Milinazzo and Mr. Rivers, two years following the date of termination. The officer would also be entitled to receive health insurance coverage paid by the Bank, substantially similar to the coverage received prior to the date of termination, for a period of, in the case of Mr. Brandi, Mr. Cormier, and Ms. West, three years, and in the case of Mr. Milinazzo and Mr. Rivers, two years. In addition, his or her stock-based awards will vest.
Except for Mr. Brandi, the Employment Agreements also contain provisions that generally prevent the officers from competing with the Bank or the Corporation, attempting to hire employees of the Bank or the Corporation or encouraging any customer to terminate its relationship with the Bank or the Corporation during the term of the officer’s employment and up to three years after the officer’s employment with the Bank or the Corporation is terminated, except following a Change in Control.
The following table outlines the post-employment payments that would be made, assuming separation from the Corporation and/or the Bank on December 31, 2007:

					Involuntary or
					Good Reason
		Involuntary			Termination
	Voluntary	Termination Not		For Cause	(Change in
Payments and Benefits	Termination	for Cause		Termination	Control)(1)		Death		Disability
Gerard H. Brandi
Severance	0	$1,873,080	(2)	0	$1,937,880	(3)	0		0
Accelerated Vesting of Stock Options	0	$5,950	(4)	0	$7,795	(5)	$5,950	(4)	$5,950	(4)
Other Benefits	0	$1,029,708	(6)	0	$1,040,508	(7)	$4,096	(8)	$165,856	(9)
Tax Gross-Up	0	0		0	$1,249,609	(10)	0		0
Total	0	$2,908,738		0	$4,235,792		$10,046		$171,806

Reginald E. Cormier
Severance	0	$522,300	(11)	0	$395,213	(12)	0		0
Accelerated Vesting of Stock Options	0	$4,959	(13)	0	$6,496	(14)	$4,959	(13)	$4,959	(13)
Other Benefits	0	$36,406	(15)	0	$36,406	(16)	$4,096	(8)	$75,556	(17)
Tax Gross-Up	0	0		0	0	(18)	0		0
Total	0	$563,665		0	$438,115		$9,055		$80,515

Donna H. West
Severance	0	$600,000	(11)	0	$453,841	(12)	0		0
Accelerated Vesting of Stock Options	0	$4,959	(13)	0	$6,496	(14)	$4,959	(13)	$4,959	(13)
Other Benefits	0	$13,509	(15)	0	$13,509	(16)	$4,096	(8)	$55,509	(19)
Tax Gross-Up	0	0		0	0	(18)	0		0
Total	0	$618,468		0	$473,846		$9,055		$60,468

					Involuntary or
					Good Reason
		Involuntary			Termination
	Voluntary	Termination Not		For Cause	(Change in
Payments and Benefits	Termination	for Cause		Termination	Control)(1)		Death		Disability
James L. Milinazzo
Severance	0	$279,400	(20)	0	$383,962	(12)	0		0
Accelerated Vesting of Stock Options	0	$4,959	(13)	0	$$6,496	(14)	$4,959	(13)	$4,959	(13)
Other Benefits	0	$0	(21)	0	$0		$0	(8)	$33,300	(22)
Tax Gross-Up	0	0		0	0	(18)	0		0
Total	0	$284,359		0	$390,458		$4,959		$38,259

William F. Rivers
Severance	0	$243,400	(20)	0	$287,847	(12)	0		0
Accelerated Vesting of Stock Options	0	$3,967	(13)	0	$5,196	(14)	$3,967	(13)	$3,967	(13)
Other Benefits	0	$23,139	(21)	0	$36,406	(23)	$11,038	(8)	$52,314	(24)
Tax Gross-Up	0	0		0	0	(18)	0		0
Total	0	$270,506		0	$329,449		$15,005		$56,281

(1)	On March 10, 2008, the Corporation, the Bank, Eastern Bank Corporation (“Eastern”), Eastern Bank, and Minuteman Acquisition Corp., a wholly owned subsidiary of Eastern (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into the Corporation, with the Corporation as the surviving corporation (the “Merger”). As a result of the Merger, the Corporation will become a wholly owned subsidiary of Eastern. In light of the pendency of the Merger, we have calculated the post-employment payments included in this column, assuming that, on August 1, 2008, (a) the Merger was consummated and (b) either (x) the Corporation and/or the Bank terminated the employment of the executive officer for any reason other than for cause or (y) the executive officer terminated his or her employment for good reason.

(2)	Under Mr. Brandi’s Employment Agreement, severance will consist of a lump-sum payment of three times his base salary and the greater of his most recent bonus (or average bonus for the immediate past three fiscal years). Severance payment is calculated based on a year-end base salary of $517,800. In the last three years, Mr. Brandi has only received a bonus payment for 2007 in the amount of $40,000. Upon the occurrence of a Change in Control, Mr. Brandi’s Change in Control payment would be the same as his severance payment. The severance amount payable to Mr. Brandi in the foregoing situations would also include an additional payment approximately equal to 60% of the difference between Mr. Brandi’s current compensation and the current year’s compensation limit of $225,000 under Section 401(a)(17) of the Code.

(3)	Under Mr. Brandi’s Employment Agreement, severance will consist of a lump-sum payment of three times his base salary and the greater of his most recent bonus (or average bonus for the immediate past three fiscal years). Severance payment is calculated based on a year-end base salary for 2008 of $535,800. In the last three years, Mr. Brandi has only received a bonus payment for 2007 in the amount of $40,000 and we have assumed that he will not receive a bonus payment for 2008. Upon the occurrence of a Change in Control, Mr. Brandi’s Change in Control payment would be the same as his severance payment. The severance amount payable to Mr. Brandi in the foregoing situation would also include an additional payment approximately equal to 60% of the difference between Mr. Brandi’s current compensation and the current year’s compensation limit of $225,000 under Section 401(a)(17) of the Code.

(4)	Due to this separation occurrence, Mr. Brandi would be entitled to an incremental value of $5,950 attributable to gains realized for unvested stock option grants as of December 31, 2007, using the closing stock price on December 31, 2007 of $36.42.

(5)	Due to this separation occurrence, Mr. Brandi would be entitled to an incremental value of $7,795 attributable to gains realized for unvested stock option grants as of August 1, 2008 (the assumed closing date of the Merger), using the merger consideration of $40.00 per share.

(6)	Due to this separation occurrence, Mr. Brandi would be entitled to an incremental value of $1,029,708. This includes the value of continuing his health and welfare benefits for three years, and the value of other benefits (i.e., use of automobile, membership in health club, and tax and financial planning expenses, incentive payment, ESOP, deferred compensation and retirement benefits) to be provided for three years.

(7)	Due to this separation occurrence, Mr. Brandi would be entitled to an incremental value of $1,040,508. This includes the value of continuing his health and welfare benefits for three years, and the value of other benefits (i.e., use of automobile, membership in health club, and tax and financial planning expenses, incentive payment, ESOP, deferred compensation and retirement benefits) to be provided for three years.

(8)	Represents the payment of health insurance premiums for a period of 12 months to allow the executive’s spouse and dependents, if any, to receive health insurance coverage substantially similar to the coverage received prior to the date of termination.

(9)	Had Mr. Brandi become disabled on December 31, 2007, he would be entitled to receive his full salary until the earlier of his death, his becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days) or three years following the date of termination. Assumes payment of salary for three months of $129,450. Mr. Brandi would also be entitled to receive health insurance coverage paid by the Bank, substantially similar to the coverage received prior to the date of termination, for a period of three years. Assumes payment of health insurance premiums for three years in the amount of $36,406

(10)	This amount assumes an excise tax rate of 20%, a federal income tax rate of 35%, a state income tax rate of 5.3%, and a Medicare tax rate of 1.45%.

(11)	Under the Employment Agreements, severance for Mr. Cormier and Ms. West will consist of a lump-sum payment of three times their respective base salary and the greater of their most recent bonus or average bonus for the immediate past three fiscal years. The base salaries for Mr. Cormier and Ms. West as of December 31, 2007 were $156,600 and $168,000, respectively. Mr. Cormier and Ms. West received a bonus payment for 2007 in the amount of $17,500 and $32,000, respectively, which was the largest bonus payment they each received in the last three years.

(12)	Due to this separation occurrence, severance will consist of a lump-sum payment of approximately three times the officer’s average taxable compensation over the previous five years of employment with the Corporation or the Bank, or actual length of employment, if shorter, and the total severance payment is reduced to the extent necessary to avoid imposition of the excise tax imposed by Section 280 G of the Code.

(13)	Due to this separation occurrence, Mr. Cormier, Ms. West, and Mr. Milinazzo would be entitled to an incremental value of $4,959 attributable to gains realized for unvested stock option grants as of December 31, 2007, using the closing stock price on December 31, 2007 of $36.42. Mr. Rivers would be entitled to an incremental value of $3,967 attributable to gains realized for unvested stock option grants as of December 31, 2007, using the closing stock price on December 31, 2007 of $36.42.

(14)	Due to this separation occurrence, Mr. Cormier, Ms. West and Mr. Milinazzo would be entitled to an incremental value of $6,496 attributable to gains realized for unvested stock option grants as of August 1, 2008 (the assumed closing date of the Merger), using the merger consideration of $40.00 per share. Mr. Rivers would be entitled to an incremental value of $5,196 attributable to gains realized for unvested stock option grants as of August 1, 2008 (the assumed closing date of the Merger), using the merger consideration of $40.00 per share.

(15)	Due to this separation occurrence, for a period of three years from the date of termination, the Bank shall pay such health insurance premiums as may be necessary to provide health insurance coverage to Mr. Cormier and Ms. West substantially similar to the coverage received prior to termination. Assumes health insurance premiums of $36,406 and $13,509 for Mr. Cormier and Ms. West, respectively.

(16)	Due to this separation occurrence, for a period of three years from the date of termination, the Bank shall pay such health insurance premiums as may be necessary to provide health insurance coverage to Mr. Cormier and Ms. West substantially similar to the coverage received prior to termination. Assumes health insurance premiums of $36,406 and $13,509 for Mr. Cormier and Ms. West, respectively.

(17)	Had Mr. Cormier become disabled on December 31, 2007, he would be entitled to receive his full salary until the earlier of his death, his becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days) or three years following the date of termination. Assumes payment of salary for three months to Mr. Cormier in the amount of $39,150. Mr. Cormier would also be entitled to receive health insurance coverage substantially similar to the coverage received prior to the date of termination for a period of three years. Assumes payment of health insurance premiums for three years in the amount of $36,406

(18)	Mr. Cormier, Ms. West, Mr. Milinazzo, and Mr. Rivers would not be entitled to receive a tax gross-up payment upon a Change in Control.

(19)	Had Ms. West become disabled on December 31, 2007, she would be entitled to receive her full salary until the earlier of her death, her becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days) or three years following the date of termination. Assumes payment of salary for three months to Ms. West in the amount of $42,000. Ms. West would also be entitled to receive health insurance coverage substantially similar to the coverage received prior to the date of termination for a period of three years. Assumes payment of health insurance premiums for three years in the amount of $13,509.

(20)	Under the Employment Agreements, severance for Mr. Milinazzo and Mr. Rivers will consist of a lump-sum payment of two times their respective base salary and the greater of their most recent bonus or average bonus for the immediate past three fiscal years. The base salaries for Mr. Milinazzo and Mr. Rivers as of December 31, 2007 were $133,200 and $116,700, respectively. Mr. Milinazzo and Mr. Rivers received a bonus payment for 2007 in the amount of $6,500 and $5,000, respectively, which was the largest bonus payment they each received in the last three years.

(21)	Due to this separation occurrence, for a period of two years from the date of termination, the Bank shall pay such health insurance premiums as may be necessary to provide health insurance coverage to Mr. Rivers substantially similar to the coverage received prior to termination. Assumes payment of health insurance premiums for two years in the amount of $23,139 for Mr. Rivers. As of December 31, 2007, Mr. Milinazzo does not receive health insurance coverage from the Bank.

(22)	Had Mr. Milinazzo become disabled on December 31, 2007, he would be entitled to receive his full salary until the earlier of his death, his becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days) or two years following the date of termination. Assumes payment of salary for three months to Mr. Milinazzo in the amount of $33,300.

(23)	Due to this separation occurrence, for a period of three years from the date of termination, the Bank shall pay such health insurance premiums as may be necessary to provide health insurance coverage for Mr. Rivers substantially similar to the coverage received prior to termination. Assumes payment of health insurance premiums for three years in the amount of $36,406 for Mr. Rivers.

(24)	Had Mr. Rivers become disabled on December 31, 2007, he would be entitled to receive his full salary until the earlier of his death, his becoming eligible for disability income under the Bank’s disability income plan (generally after 90 days) or two years following the date of termination. Assumes payment of salary for three months to Mr. Rivers in the amount of $29,175. Mr. Rivers would also be entitled to receive health insurance coverage substantially similar to the coverage received prior to the date of termination for a period of two years. Assumes payment of health insurance premiums for two years in the amount of $23,139.
The amounts shown in the above table do not include payments and benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory basis generally to salaried employees upon termination of employment. These include:
•	Accrued salary and vacation pay.

•	Distribution of plan balances under our ESOP and the non-qualified deferred compensation plan. For more information about plan balances of certain named executive officers, see the section entitled “Executive Compensation — Nonqualified Deferred Compensation” on page 12 of this Amendment No. 1 to our Annual Report on Form 10-K/A.

•	Distributions of benefits under the SBERA pension plan and Executive Supplemental Retirement Agreement. For more information, see the section entitled “Executive Compensation — Pension Benefits” beginning on page 11 of this Amendment No. 1 to our Annual Report on Form 10-K/A.

•	Life insurance proceeds in the event of death.

•	Payments under our long-term disability plan in the event of disability.
DIRECTOR COMPENSATION
We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our Board of Directors. In setting director compensation, we consider the role of the Directors, the amount of time that Directors expend in fulfilling their duties as well as the expertise required of Board members.
Members of the Board of Directors of the Corporation (excluding Executive Committee members and employees of the Corporation or the Bank) received $1,000 for each Board of Directors or committee meeting attended during 2007 and will receive $1,200 for each Board of Directors or committee meeting attended during 2008. Members of the Executive Committee received $500 for each Board of Directors meeting attended during 2007 and will receive $600 for each Board of Directors meeting attended during 2008. In addition, members of the Executive Committee (excluding employees of the Corporation and/or the Bank) received during 2007, and will receive during 2008, an annual payment of $6,000, and such members of the Executive Committee received an additional $500 for each meeting attended of any committee of the Corporation during 2007 and will receive an additional $600 for each meeting attended of any committee of the Corporation during 2008. Directors of the Corporation and the Bank also are reimbursed for expenses incurred in connection with attendance at the meetings. During 2007, the chairmen of the various committees (other than the Executive Committee) received an additional $100 for each committee meeting over which they presided, and will receive an additional $200 for each committee meeting over which they preside in 2008, and the Secretary of the Corporation, who is also the Clerk of the Bank, received, and will receive in 2008, an annual payment of $1,000. In addition, during 2007, each non-employee Director received options to purchase 1,000 shares of the Corporation’s Common Stock. Members of the Audit Committee received in 2007, and will receive in 2008, an additional annual payment of $1,000.
Director Summary Compensation Table
The table below summarizes the compensation paid to non-employee Directors for the fiscal year ended December 31, 2007.
DIRECTOR COMPENSATION(1)

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid in	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Cash ($)(2)	($)	($)(3)(4)	($)	($)	($)	($)
Mathias B. Bedell(5)	$13,600	0	$2,590	0	0	0	$16,190
Allan S. Bufferd	$22,000	0	$2,590	0	0	0	$24,590
Kathleen M. Camilli	$9,000	0	$2,590	0	0	0	$11,590
Stephen W. Carr	$18,250	0	$2,710	0	0	0	$20,960
Alexander S. Costello	$9,100	0	$2,590	0	0	0	$11,690
O. Bradley Latham	$10,500	0	$2,590	0	0	0	$13,090
Stephen E. Marshall	$18,950	0	$2,590	0	0	0	$21,540
Paul J. McCarthy	$11,500	0	$953	0	0	0	$12,453
Nalin M. Mistry	$6,500	0	$953	0	0	0	$7,453
Nancy L. Pettinelli	$18,200	0	$2,590	0	0	0	$20,790
William F. Rucci, Jr.	$19,150	0	$2,590	0	0	0	$21,740

(1)	Mr. Brandi, our Chairman of the Board, President and Chief Executive Officer, is not included in this table as he is an employee of the Corporation and receives no compensation for his services as a Director. The compensation received by Mr. Brandi as an employee of the Corporation and the Bank is shown in the Summary Compensation Table earlier in this Amendment No. 1 to our Annual Report on Form 10-K/A.

(2)	Mr. Bufferd and Ms. Pettinelli deferred all of their cash fees earned during 2007. Mr. Marshall and Mr. Rucci deferred only a portion of their cash fees earned in 2007. As a result, such Directors received in lieu thereof deferred stock units as follows: Mr. Bufferd, 753 units; Mr. Marshall, 109 units; Mr. Rucci, 91 units; and Ms. Pettinelli, 535 units. As of December 31, 2007, Messrs. Bufferd, Marshall, and Rucci and Ms. Pettinelli held the following number of aggregate deferred stock units: Mr. Bufferd, 3,470 units; Mr. Marshall, 1,497 units; Mr. Rucci, 238 units; and Ms. Pettinelli, 2,045 units.

(3)	Each of the Corporation’s non-employee Directors had the following number of shares underlying unexercised options outstanding as of December 31, 2007: Mr. Bedell, 9,750 shares; Mr. Bufferd, 8,875 shares; Ms. Camilli, 4,500 shares; Mr. Carr, 2,000 shares; Mr. Costello, 8,875 shares; Mr. Latham, 2,000 shares; Mr. Marshall, 5,625 shares; Mr. McCarthy, 1,000 shares; Mr. Mistry, 1,000 shares; Ms. Pettinelli, 7,750 shares; and Mr. Rucci, 2,000 shares.

(4)	Reflects the dollar amount recognized for financial statements reporting purposes in accordance with SFAS No. 123R with respect to stock option grants in 2007 and 2006. The assumptions used in the calculation of these amounts are included in Note 16 to the Corporation’s audited consolidated financial statements for the year ended December 31, 2007 included in the Original Filing. The fair value of all options granted on January 17, 2007 to all Directors other than Mr. McCarthy and Mr. Mistry was $6.67 per share. The fair value of the options granted to Mr. McCarthy and Mr. Mistry, which were granted on April 17, 2007, was $6.73 per share. The fair value of all options granted in 2006 for all Directors other than Mr. Carr was $6.56 per share. The fair value of Mr. Carr’s option, which was granted on a different date, was $7.16 per share.

(5)	Mr. Bedell retired from the Board of Directors on April 17, 2007.

The following table sets forth information with respect to the Directors concerning outstanding stock option awards as of December 31, 2007.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise
		Options (#)	Options (#)	Price
Name	Grant Date	(Exercisable)	(Unexercisable)(1)	($)
Mathias B. Bedell	01/19/99	1,500	—	$25.00
	01/18/00	1,500	—	$19.00
	01/16/01	1,125	—	$20.67
	01/15/02	1,125	—	$27.63
	01/21/03	750	—	$28.44
	01/15/04	750	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
Allan S. Bufferd	01/20/98	1,125	—	$29.50
	01/19/99	1,125	—	$25.00
	01/18/00	1,125	—	$19.00
	01/16/01	750	—	$20.67
	01/15/02	750	—	$27.63
	01/21/03	500	—	$28.44
	01/15/04	500	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
Kathleen M. Camilli	04/22/03	1,000		$29.60
	01/15/04	500	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
Stephen W. Carr	07/18/06	200	800	$32.50
	01/16/07	—	1,000	$32.60
Alexander S. Costello	01/20/98	1,125	—	$29.50
	01/19/99	1,125	—	$25.00
	01/18/00	1,125	—	$19.00
	01/16/01	750	—	$20.67
	01/15/02	750	—	$27.63
	01/21/03	500	—	$28.44
	01/15/04	500	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
O. Bradley Latham	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
Stephen E. Marshall	01/15/02	1,125	—	$27.63
	01/21/03	750	—	$28.44
	01/15/04	750	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
Paul J. McCarthy	04/17/07	—	1,000	$32.92

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise
		Options (#)	Options (#)	Price
Name	Grant Date	(Exercisable)	(Unexercisable)(1)	($)
Nalin M. Mistry	04/17/07	—	1,000	$32.92
Nancy L. Pettinelli	01/19/99	1,125	—	$25.00
	01/18/00	1,125	—	$19.00
	01/16/01	750	—	$20.67
	01/15/02	750	—	$27.63
	01/21/03	500	—	$28.44
	01/15/04	500	—	$42.90
	01/18/05	1,000	—	$37.15
	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60
William F. Rucci, Jr.	01/17/06	200	800	$32.80
	01/16/07	—	1,000	$32.60

(1)	All unexercisable options for the Directors vest over a five-year period, with the first 20% vesting one year after the date of grant.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 10, 2008, information regarding the beneficial ownership of the Corporation’s Common Stock for:
•	each person or entity known by the Corporation to beneficially own more than 5% of the Corporation’s Common Stock;

•	each of the Corporation’s Directors;

•	each of the Corporation’s executive officers for which compensation information is required to be disclosed in the Corporation’s proxy statement for its annual meeting; and

•	all of the Corporation’s Directors and executive officers as a group.
This information is based on filings received by the Corporation under the Exchange Act, as supplemented by additional information provided to the Corporation. Unless otherwise indicated, the beneficial owner has sole voting power and dispositive power with respect to the shares of Common Stock beneficially owned.

		Percent of
		Common Stock
	Number of Shares of Common Stock	Beneficially
Name and Address*	Beneficially Owned(1)	Owned(2)
Private Capital Management, L.P.(3)	388,278	9.17%
8889 Pelican Bay Blvd., Suite 500 Naples, FL 34108

Jeffrey L. Gendell, et. al.(4)	288,380	6.81%
55 Railroad Avenue Greenwich, CT 06830

Dimensional Fund Advisors LP(5)	278,446	6.58%
1299 Ocean Avenue Santa Monica, CA 90401

			Percent of
			Common Stock
	Number of Shares of Common Stock		Beneficially
Name and Address*	Beneficially Owned(1)		Owned(2)
Lawrence B. Seidman, et. al(6)	319,814		7.56%
100 Misty Lane Parsippany, NJ 07054

Eastern Bank Corporation(7)	547,719		12.94%
265 Franklin Street Boston, MA 02110

Gerard H. Brandi	268,104	(8)(9)(10)	6.31%
Allan S. Bufferd	11,075	(11)	*	*
Kathleen M. Camilli	3,100		*	*
Stephen W. Carr	2,900		*	*
Reginald E. Cormier	72,534	(9)	1.71%
Alexander S. Costello	13,475		*	*
O. Bradley Latham	600		*	*
Stephen E. Marshall	5,572	(12)	*	*
Paul J. McCarthy	200		*	*
James L. Milinazzo	1,738	(9)	*	*
Nalin M. Mistry	200		*	*
Nancy L. Pettinelli	6,350		*	*
William F. Rivers	6,483	(9)	*	*
William F. Rucci, Jr.	728		*	*
Donna H. West	59,702	(9)(13)(14)	1.40%
All Directors and executive officers as a group (17 persons)	484,759	(8)(9)(10)(11)(12)(13)(14)(15)(16)	11.19%

*	The address for the Directors and executive officers is the Corporation’s address: MASBANK Corp., 123 Haven Street, Reading, MA 01867.

**	Less than 1%.

(1)	Unless otherwise indicated, each person named has sole voting and sole investment power with respect to all shares indicated. Includes the following number of shares that the above listed Directors and executive officers, as applicable, have the right to acquire within 60 days after April 10, 2008 through the exercise of stock options granted pursuant to the Corporation’s 2004 Stock Option and Incentive Plan and 1994 Stock Incentive Plan: Mr. Brandi, 16,550 shares; Mr. Bufferd, 6,350 shares; Ms. Camilli, 3,100 shares; Mr. Carr, 400 shares; Mr. Cormier, 16,500 shares; Mr. Costello, 6,350 shares; Mr. Latham, 600 shares; Mr. Marshall, 4,225 shares; Mr. McCarthy, 200 shares; Mr. Milinazzo, 1,400 shares; Mr. Mistry, 200 shares; Ms. Pettinelli, 6,350 shares; Mr. Rivers, 3,200 shares; Mr. Rucci, 600 shares; and Ms. West, 16,500 shares; and all Directors and executive officers as a group (17 persons) — 99,925 shares. Does not include the following number of deferred stock units (held by participants in the Corporation’s Deferred Compensation Plan) whose value per unit is derived from changes in the market price per share of the Corporation’s Common Stock: Mr. Bufferd, 3,697 units; Mr. Marshall, 1,528 units; Mr. Rucci, 240 units; and Ms. Pettinelli 2,283 units.

(2)	Our calculation of the percentage of shares beneficially owned by the stockholders in this table is based upon the number of shares of the Corporation’s Common Stock outstanding as of April 10, 2008 (4,233,079), plus for each listed beneficial owner, any shares of Common Stock that the listed beneficial owner has the right to acquire within 60 days after April 10, 2008. The number of shares beneficially owned by holders of 5% or more of the Corporation’s voting securities is based on the applicable filings with the SEC.

(3)	Based on the share information set forth in Amendment No. 6 to Schedule 13G/A filed with the SEC on February 14, 2008. Private Capital Management, L.P. (“PCM”) is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the “Advisers Act”). According to a filing made by PCM with the SEC on Schedule 13G/A dated February 14, 2008, PCM, in its role as investment adviser, has sole voting power and sole dispositive power over 64,734 of the above shares and shared voting power and shared dispositive power over 323,544 of the above shares, which had been purchased for the accounts of investment advisory clients of PCM.

(4)	Based on share information set forth in Amendment No. 1 to Schedule 13G/A filed with the SEC on February 9, 2007. Jeffrey L. Gendell filed the Schedule 13G/A on behalf of himself and the following other reporting persons: Tontine Financial Partners, L.P., a private investment limited partnership (“TFP”), and Tontine Management, L.L.C., the general partner of TFP (“TM”). According to this filing, Mr. Gendell serves as the managing member of TM. In addition, according to this filing, TFP, TM, and Mr. Gendell possess shared voting and dispositive power over 288,380 of the above shares.

(5)	Based on the share information set forth in Amendment No. 9 to Schedule 13G/A filed with the SEC on February 6, 2008. Dimensional Fund Advisors LP (formerly, Dimensional Fund Advisors Inc.) (“Dimensional”), an investment adviser registered under Section 203 of the Advisers Act, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively, the “Funds”). According to a filing made by Dimensional with the SEC on Schedule 13G/A dated February 6, 2008, Dimensional, in its role as investment adviser and investment manager, possesses sole voting power and sole dispositive power over 278,446 of the above shares, which are owned by the Funds, and disclaims beneficial ownership of the shares owned by the Funds.

(6)	Based on share information set forth in Amendment No. 7 to Schedule 13D/A filed with the SEC on March 24, 2008. The Schedule 13D/A was also filed by: (a) Seidman and Associates L.L.C., (b) Seidman Investment Partnership, L.P., whose principal and executive offices are located at 19 Veteri Place, Wayne, NJ 07470, (c) Seidman Investment Partnership II, L.P., whose principal and executive offices are located at 19 Veteri Place, Wayne, NJ 07470, (d) Broad Park Investors, L.L.C., whose principal and executive offices are located at 80 Main Street, West Orange, NJ 07052, (e) LSBK06-08, L.L.C., whose principal and executive offices are located at 10 Hill Hollow Road, Watchung, NJ 07069, (f) Berggruen Holdings North America Ltd., whose principal offices are located at 1114 Avenue of the Americas, Forty First Floor, New York, NY 10036, (g) Thomas C. Goggins, whose principal office is located at 99 Summer Street, Suite 1520, Boston, MA 02110, and (h) Welles C. Hatch, whose principal office is located at 5 Concord Farms, 555 Virginia Road, Concord, MA 01742.

(7)	Based on share information set forth in a Schedule 13D filed with the SEC on March 20, 2008. Eastern filed the Schedule 13D pursuant to the voting agreements Eastern entered into with each of the Corporation’s Directors and executive officers in connection with the Merger Agreement. According to the filing, Eastern possesses shared voting power over all of the above shares and expressly disclaims beneficial ownership of such shares. The figure includes 163,025 shares beneficially owned by the Directors and executive officers subject to the voting agreements as unexercised options to purchase shares of Common Stock, which options, if exercised, would also be subject to the terms and conditions of the voting agreements. For more information on the voting agreements, please see Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008.

(8)	Gerard H. Brandi is the Chairman of the Board of Directors and President and Chief Executive Officer of the Corporation. This information is as of April 10, 2008 and is based on a filing made by Mr. Brandi with the SEC on Schedule 13G/A dated February 5, 2008 and our records. Includes 1,381 shares held by Mr. Brandi as custodian for various nieces and nephews, and 19,229 shares owned by Mr. Brandi’s spouse, as to all of which shares Mr. Brandi disclaims beneficial ownership. Also includes 163,739 shares owned jointly with Mr. Brandi’s spouse, with respect to which shares Mr. and Mrs. Brandi share voting and investment power.

(9)	Includes shares allocated to the accounts of executive officers under the Bank’s Employee Stock Ownership Plan. As of September 30, 2007, the number of such allocated shares included in the above table is as follows: Mr. Brandi — 31,175; Mr. Cormier — 12,462; Mr. Milinazzo — 238; Mr. Rivers — 283; Ms. West — 14,721; and all executive officers as a group (seven persons) — 65,845.

(10)	In January 2008, Mr. Brandi pledged 46,670 shares as collateral for a loan.

(11)	Includes 600 shares owned jointly with Mr. Bufferd’s spouse, with respect to which shares Mr. and Mrs. Bufferd share voting and investment power.

(12)	Includes 1,125 shares owned jointly with Mr. Marshall’s spouse, with respect to which shares Mr. and Mrs. Marshall share voting and investment power.

(13)	Includes 869 shares held by Ms. West as custodian for her minor grandchildren, as to which shares Ms. West disclaims beneficial ownership.

(14)	7,000 shares of Ms. West’s shares were pledged as of January 10, 2008 as collateral for a loan.

(15)	Includes 99,925 shares that such persons have the right to acquire through the exercise of options granted pursuant to the Corporation’s 2004 Stock Option and Incentive Plan and 1994 Stock Incentive Plan.

(16)	6,500 of Mr. Queeney’s shares, an executive officer, were pledged as of September 18, 2006 and an additional 1,125 shares were pledged as of January 16, 2008 as collateral for a loan.
Changes in Control
          In connection with the Merger Agreement and the proposed Merger, each of the Corporation’s Directors and executive officers have entered into Voting Agreements with Eastern, substantially in the form of Voting Agreement filed as Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed with the SEC on March 12, 2008 and incorporated herein by reference. Pursuant to the Voting Agreements, the directors and executive officers have agreed to vote all shares of Common Stock owned by them in favor of approval of the Merger Agreement, and have agreed not to, subject to certain exceptions, sell, transfer, pledge, assign or otherwise dispose of, or enter into any contract, option or other arrangement with respect to the transfer of any of their shares to any person other than pursuant to the Merger Agreement and the Voting Agreements.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of the end of the fiscal year ended December 31, 2007 regarding shares of Common Stock of the Corporation that may be issued under the Corporation’s existing equity compensation plans, including the Corporation’s 2004 Stock Option and Incentive Plan and 1994 Stock Incentive Plan.

Equity Compensation Plan Information
Number of securities
remaining available
for
	Number of		future issuance under
	securities to be	Weighted-average	equity compensation
	issued upon	exercise price of	plans
	exercise of	outstanding options,	(excluding securities
	outstanding options,	warrants and	referenced in column
Plan category	warrants and rights	rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	267,768 (2)	$30.00 (3)	301,000 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	267,768 (2)	$30.00 (3)	301,000 (4)

(1)	Consists of Corporation’s 2004 Stock Option and Incentive Plan and 1994 Stock Incentive Plan.

(2)	Includes 20,393 deferred stock units outstanding under the 1994 Stock Incentive Plan and the 2004 Stock Option and Incentive Plan. The Corporation has established a so called “Rabbi Trust” for the benefit of Directors under a Director Deferred Compensation Plan. This plan allows Directors to defer their cash Director fees and receive upon retirement that number of shares of the Corporation’s Common Stock that they would have owned if they had not deferred those fees and instead invested them in the Corporation’s Common Stock. The trustee of the trust regularly purchases shares of the Corporation’s Common Stock in the open market with fees deferred by the Directors.

(3)	Does not include information about the deferred stock units under the 1994 Stock Incentive Plan and the 2004 Stock Option and Incentive Plan because these units do not have an exercise price.

(4)	Consists of shares that were available for issuance as of December 31, 2007 under the 2004 Stock Option and Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
During 2007, the Corporation paid legal fees to the law firm of Latham, Latham & Lamond, P.C., of which Mr. Latham, a Director, is a principal, for matters related to residential real estate closings for the Corporation as well as legal advice related to certain issues involving customers and retail banking as well as routine business matters. Mr. Latham has notified the Corporation that the legal fees paid by the Corporation to Latham, Latham & Lamond, P.C. during 2007 did not exceed $120,000 or 5% of the firm’s gross revenues for that year.
In the ordinary course of business, the Bank makes loans to its Directors, officers and their associates and affiliated companies (“related parties”) at substantially the same terms as those prevailing at the time of origination for comparable transactions with unrelated borrowers. Such related party loans do not involve more than the normal risk of collectability or present other unfavorable features.
Information concerning total related party loans for the year ended December 31, 2007 is contained in Note 6 of the Consolidated Financial Statements under the caption “Loans” in the Corporation’s 2007 Annual Report to Stockholders attached as Exhibit 13 to the Original Filing and is incorporated herein by reference.
POLICIES AND PROCEDURES FOR RELATED PARTY TRANSACTIONS
The approval of loan transactions involving Directors, executive officers, and their related interests is governed by the MASSBANK Loan Policy (the “Loan Policy”), which requires that all loans made to Directors, executive officers, and their related interests will comply with Regulation O. All other transactions involving Directors and executive officers are reviewed by the Corporation’s Board of Directors. The purpose of the review is to determine that such transactions are conducted on terms not materially less favorable than what would be usual and customary in transactions between unrelated persons and, in the case of transactions involving Directors, to determine whether such transactions affect the independence of a Director in accordance with the relevant rules and standards issued by the SEC and the National Association of Securities Dealers. Except for the Loan Policy, the Corporation does not maintain a formal written policy concerning the aforementioned procedures. The Corporation’s Code of Ethics provides guidance on business relations between the Corporation and the Bank and its Directors, officers, and employees.
DIRECTOR INDEPENDENCE
The Board of Directors has determined that each of Messrs. Bufferd, Carr, Costello, Latham, Marshall, McCarthy, Mistry, and Rucci, and Mses. Camilli and Pettinelli is an “independent director” in accordance with the NASDAQ rules. Therefore, a majority of the Board of Directors is comprised of independent directors.
Item 14. Principal Accountant Fees and Services.
INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS
The firm of Parent, McLaughlin & Nangle served as the Corporation’s independent registered public accountants for the years ended December 31, 2007 and December 31, 2006, and is serving as the Corporation’s independent registered public accountants for 2008.
During the years ended December 31, 2007 and December 31, 2006, the Corporation was billed for the following fees by Parent, McLaughlin & Nangle:
Fees Paid to Independent Registered Public Accountants

	2007		2006
Audit Fees	$206,000		$206,000
Audit-Related Fees (Fees related to the audit of the Corporation’s Employee Stock Ownership Plan)	5,900		5,700
Tax Fees (Fees related to tax returns preparation and estimates of quarterly tax payments)	29,600	(1)	25,400	(1)
All Other Fees	0		0

Total	$241,500		$237,100

(1)	During fiscal 2007 and 2006, the aggregate fees and expenses billed for professional services for tax returns preparations and estimates of quarterly tax payments, which totaled $29,600 and $25,400, respectively, were rendered by KPMG LLP.
Of the services described above, 100% of such services were approved by the Audit Committee. The Audit Committee has considered whether the provision of the non-audit services above by Parent, McLaughlin & Nangle is compatible with maintaining the auditors’ independence and has concluded that it is.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)1. Consolidated Financial Statements.
Incorporated by reference to pages 28 through 61 of the Corporation’s 2007 Annual Report to Stockholders attached as Exhibit 13 to the Original Filing.
(a)2. Financial Statement Schedules.
All schedules are omitted, as the required information is either not applicable or is included in the consolidated financial statements or related notes.
(a)3. Exhibits.

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of March 10, 2008, among Eastern Bank Corporation, Eastern Bank, Minuteman Acquisition Corp., MASSBANK Corp. and MASSBANK — incorporated by reference to Exhibit 4.1 to the Corporation’s current report on Form 8-K dated March 12, 2008.

3.1	Restated Certificate of Incorporation of MASSBANK Corp. — incorporated by reference to Exhibit 3.1 of the Corporation’s Form S-4 Registration Statement (Reg. No. 33-7916).

3.2	By-Laws of MASSBANK Corp. — incorporated by reference to Exhibit 3 of the Corporation’s Form 10-Q for the period ended September 30, 1991.

3.3	Certificate of Amendment to the By-laws of MASSBANK Corp. — incorporated by reference to the Exhibit 3.1 to the Corporation’s current report on Form 8-K dated October 17, 2007.

3.4	Certificate of Amendment to the By-laws, as amended, of MASSBANK Corp. — incorporated by reference to Exhibit 3.1 to the Corporation’s current report on Form 8-K dated February 13, 2008.

4.1	Shareholder Rights Agreement dated as of January 18, 2000, between MASSBANK Corp. and The First National Bank of Boston, as Rights Agent — incorporated herein by reference to the Exhibit to the Corporation’s Report on Form 8-K dated as of January 20, 2000.

4.2	Amendment to Shareholder Rights Agreement, dated as of March 10, 2008, by and between MASSBANK Corp. and American Stock Transfer and Trust Company — incorporated by reference to Exhibit 4.1 to the Corporation’s current report on Form 8-K dated March 12, 2008.

10.1*	MASSBANK Corp. 1986 Stock Option Plan, as amended — incorporated by reference to Exhibit 28.1 to the Corporation’s Form S-8 Registration Statement (Reg. No. 33-11949).

10.1.1*	Amendment to MASSBANK Corp. 1986 Stock Option Plan dated April 19, 1991 — incorporated by reference to Exhibit 10.1.2 to the Corporation’s annual report on Form 10-K for the period ended December 31, 1992.

10.1.2*	MASSBANK Corp. 1994 Stock Incentive Plan — incorporated by reference to Exhibit 10.1 to the Corporation’s Form S-8 Registration Statement (Reg. No. 33-82110).

Exhibit No.	Description of Exhibit

10.1.3*	Amendment to MASSBANK Corp. 1994 Stock Incentive Plan dated April 21, 1998 — incorporated by reference to Exhibit 10.1.4 to the Corporation’s annual report on Form 10-K for the period ended December 31, 1997.

10.1.4*	MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to exhibit 10.1.5 to the Corporation’s Form S-8 Registration Statement (Ref. No. 33-118028).

10.1.5*	Form of Incentive Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to Exhibit 10.1 to the Corporation’s current report on Form 8-K dated January 14, 2005.

10.1.6*	Form of Non-Qualified Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to Exhibit 10.2 to the Corporation’s current report on Form 8-K dated January 14, 2005.

10.1.7*	Form of Incentive Stock Option Agreement under the MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to Exhibit 10.1 to the Corporation’s current report on Form 8-K dated January 13, 2006.

10.1.8	Form of Non-Qualified Stock Option Agreement for MASSBANK Corp. employees under the MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to Exhibit 10.2 to the Corporation’s current report on Form 8-K dated January 13, 2006.

10.1.9*	Form of Non-Qualified Stock Option Agreement for MASSBANK Corp. directors under the MASSBANK Corp. 2004 Stock Option and Incentive Plan — incorporated by reference to Exhibit 10.3 to the Corporation’s current report on Form 8-K dated January 13, 2006.

10.2	MASSBANK for Savings Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2 of the Corporation’s Form S-4 Registration Statement (Reg. No. 33-7916).

10.2.1	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement - incorporated by reference to Exhibit 10.2.1 to the Corporation’s annual report on Form 10-K for the period ended December 31, 1993.

10.2.2	Amendments to the MASSBANK for Savings Employee’s Stock Ownership Plan and Trust Agreement - incorporated by reference to Exhibit 10.2.2 to the Corporation’s annual report on Form 10-K for the period ended December 31, 1997.

10.2.3	Amended and Restated MASSBANK Employees’ Stock Ownership Plan and Trust Agreement — incorporated by reference to Exhibit 10.2.3 to the Corporation’s annual report on Form 10K for the period ended December 31, 2003.

10.3.1*	Amended and Restated Employment Agreement with Gerard H. Brandi dated as of October 28, 2002 - incorporated by reference to Exhibit 10.3.16 to the Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.2*	Amended and Restated Employment Agreement with Reginald E. Cormier dated as of October 28, 2002 - incorporated by reference to Exhibit 10.3.18 to the Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.3*	Amended and Restated Employment Agreement with Donna H. West dated as of October 28, 2002 - incorporated by reference to Exhibit 10.3.20 to the Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2002.

10.3.4*	Form of Employment Agreement with Thomas J. Queeney dated as of October 28, 2002 — incorporated by reference to Exhibit 10.3.21 to the Corporation’s quarterly report on Form 10-Q for the period ended September 30, 2002.

Exhibit No.	Description of Exhibit

10.3.5*	Form of Employment Agreement with William F. Rivers dated as of March 23, 2005 — incorporated by reference to Exhibit 10.3.22 to the Corporation’s current report on Form 8-K dated March 24, 2005.

10.3.6*	Form of Employment Agreement with Joseph P. Orefice dated March 10, 2006 — incorporated by reference to Exhibit 10.3.24 to the Corporation’s current report on Form 8-K dated March 14, 2006.

10.3.7*	Amended and Restated Employment Agreement with James L. Milinazzo dated March 10, 2006 - incorporated by reference to Exhibit 10.3.25 to the Corporation’s current report on Form 8-K dated March 14, 2006.

10.4*	Form of Executive Supplemental Retirement Agreement, as amended, with Gerard H. Brandi - incorporated by reference to Exhibit 10.4 of Corporation’s annual report on Form 10-K for the period ended December 31, 1986.

10.4.1*	Amendments to the Executive Supplemental Retirement Agreement with Gerard H. Brandi are incorporated by reference to Exhibit 10.4.1 of the Corporation’s annual report on Form 10-K for the period ended December 31, 1996.

10.5*	Amended and Restated Deferred Compensation Plan for Directors of MASSBANK Corp. and MASSBANK dated August 10, 2005 — incorporated by reference to Exhibit 10.5.1 to the Corporation’s current report on Form 8-K dated August 11, 2005.

10.6*	Deferred Compensation Program for Bank employees dated November 14, 1994 — incorporated by reference to Exhibit 10.6 of the Corporation’s annual report on Form 10-K for the period ended December 31, 2001.

10.6.1*	Amended and Restated Terms and Conditions of Deferred Compensation Program for employees of MASSBANK dated August 10, 2005 — incorporated by reference to exhibit 10.6.1 to the Corporation’s current report on Form 8-K dated August 11, 2005.

10.7*	MASSBANK Officer Incentive Compensation Bonus Plan.

11	The computation of per share earnings can be readily determined from the material contained in the Original Filing.

12	Statement re: Computation of Ratios — Not applicable as MASSBANK Corp. does not have any debt securities registered under Section 12 of the Exchange Act.

13	2007 Annual Report to Stockholders — incorporated by reference to Exhibit 13 of the Original Filing — except for those portions of the 2007 Annual Report to Stockholders which are expressly incorporated by reference in this report, such 2007 Annual Report to Stockholders is furnished for the information of the SEC and is not to be deemed “filed” with the SEC.

21	Subsidiaries of the Registrant — incorporated by reference to Exhibit 21 of the Original Filing.

23	Consent of Independent Registered Public Accounting Firm -Parent, McLaughlin & Nangle - incorporated by reference to Exhibit 23 of the Original Filing.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer — incorporated by reference to Exhibit 32.1 of the Original Filing.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer — incorporated by reference to Exhibit 32.2 of the Original Filing.

Exhibit No.	Description of Exhibit

99.1	Form of Voting Agreement, dated as of March 10, 2008, between Eastern Bank Corporation and certain holder of the Corporation’s common stock, — incorporated by reference to Exhibit 99.1 to the Corporation’s current report on Form 8-K dated March 12, 2008

*	A management contract and compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

(b)	Exhibits to this Form 10-K/A are attached or incorporated by reference as stated in the Index to Exhibits.

(c)	Financial Statement Schedules — None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASSBANK CORP.

By:	/s/Gerard H. Brandi

Gerard H. Brandi
Chairman, President and Chief Executive Officer
April 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Gerard H. Brandi Gerard H. Brandi	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/Reginald E. Cormier Reginald E. Cormier	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

/s/Allan S. Bufferd Allan S. Bufferd	Director	April 29, 2008

/s/Kathleen M. Camilli Kathleen M. Camilli	Director	April 23, 2008

/s/Stephen W. Carr Stephen W. Carr	Director	April 29, 2008

/s/Alexander S. Costello Alexander S. Costello	Director	April 29, 2008

/s/O. Bradley Latham O. Bradley Latham	Director	April 29, 2008

/s/Stephen E. Marshall Stephen E. Marshall	Director	April 29, 2008

/s/Paul J. McCarthy Paul J. McCarthy	Director	April 29, 2008

/s/Nalin M. Mistry Nalin M. Mistry	Director	April 23, 2008

/s/Nancy L. Pettinelli Nancy L. Pettinelli	Director	April 29, 2008

/s/William F. Rucci, Jr. William F. Rucci, Jr.	Director	April 23, 2008