Form 10-Q
period 2008-03-31
MASSBANK CORP
filed 2008-05-08
CIK 799166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at April 30, 2008: 4,233,079 shares.

MASSBANK CORP. AND SUBSIDIARIES

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets:
Cash and due from banks	$5,495	$6,126
Short-term investments (Note 3)	222,850	150,978

Total cash and cash equivalents	228,345	157,104
Term federal funds sold	110,000	91,000
Trading securities, at fair value:
Debt securities	110,284	203,169
Equity securities and mutual funds	3,948	3,397
Securities available for sale, at fair value (amortized cost of $125,021 in 2008 and $127,205 in 2007)	127,463	128,710
Mortgage-backed securities held to maturity, at amortized cost (market value of $7,650 in 2008 and $8,120 in 2007)	7,537	8,098
Loans: (Note 4)
Mortgage loans	182,532	181,945
Other loans	9,278	9,622
Allowance for loan losses	(1,397)	(1,369)

Net loans	190,413	190,198
Real estate held for resale	425	425
Accrued interest and income receivable	3,408	4,061
Income tax receivable, net	266	1
Deferred income tax asset, net	46	661
Premises and equipment	8,063	8,163
Goodwill	1,090	1,090
Other assets	8,788	5,722

Total assets	$800,076	$801,799
Liabilities and Stockholders’ Equity:
Deposits	$682,048	$682,561
Escrow deposits of borrowers	990	968
Allowance for loan losses on off-balance sheet credit exposures	317	345
Other liabilities	8,667	8,964

Total liabilities	692,022	692,838
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,900,942 and 7,880,642 shares issued in 2008 and 2007, respectively	7,901	7,881
Additional paid-in capital	59,379	58,773
Retained earnings	106,622	107,674

	173,902	174,328
Treasury stock at cost, 3,667,863 and 3,638,863 shares in 2008 and 2007, respectively	(67,673)	(66,597)
Accumulated other comprehensive income	1,825	1,230
Shares held in rabbi trust at cost, 20,194 shares in 2008 and 2007 (Note 6)	(503)	(503)
Deferred compensation obligation	503	503

Total stockholders’ equity	108,054	108,961

Total liabilities and stockholders’ equity	$800,076	$801,799

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands except share data)	2008	2007
Interest and dividend income:
Mortgage loans	$2,490	$2,676
Other loans	161	193
Securities available for sale:
Mortgage-backed securities	1,589	1,806
Other securities	27	31
Mortgage-backed securities held to maturity	115	69
Trading securities	1,665	2,637
Federal funds sold	1,869	2,180
Other investments	846	387

Total interest and dividend income	8,762	9,979

Interest expense:
Deposits	4,663	5,188
Borrowed funds	84	—

Total interest expense	4,747	5,188

Net interest income	4,015	4,791
Provision (credit) for loan losses	28	—

Net interest income after provision (credit) for loan losses	3,987	4,791

Non-interest income:
Deposit account service fees	77	83
Gains (losses) on securities available for sale, net	(45)	85
Gains on trading securities, net	712	1,049
Option fees	75	75
Deferred compensation plan income (loss)	(49)	25
Other	167	173

Total non-interest income	937	1,490

Non-interest expense:
Salaries and employee benefits	1,940	1,884
Deferred compensation plan expense (income)	(21)	48
Occupancy and equipment	593	531
Data processing	149	146
Professional services	669	128
Merger related expense	903	—
Advertising and marketing	38	33
Deposit insurance	26	28
Other	311	302

Total non-interest expense	4,608	3,100

Income before income taxes	316	3,181
Income tax expense	135	1,100

Net income	$181	$2,081

Weighted average common shares outstanding:
Basic	4,241,937	4,335,589
Diluted	4,272,073	4,361,453
Earnings per share (in dollars):
Basic	$0.04	$0.48
Diluted	0.04	0.48

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2008 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2007	$7,881	$58,773	$107,674	$(66,597)	$1,230	$(503)	$503	$108,961
Net Income	—	—	181	—	—	—	—	181
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 8)	—	—	—	—	597	—	—	597
Amortization of prior service cost and transition obligation on pension plan, net of tax (Note 8)	—	—	—	—	(2)	—	—	(2)

Comprehensive income								776
Cash dividends paid ($0.29 per share)	—	—	(1,233)	—	—	—	—	(1,233)
Purchase of treasury stock	—	—	—	(1,076)	—	—	—	(1,076)
Share-based payment compensation	—	30	—	—	—	—	—	30
Exercise of stock options	20	560	—	—	—	—	—	580
Tax benefit on stock options exercised	—	16	—	—	—	—	—	16

Balance at March 31, 2008	$7,901	$59,379	$106,622	$(67,673)	$1,825	$(503)	$503	$108,054

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2007 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2006	$7,850	$57,953	$107,055	$(62,902)	$(3,071)	$(426)	$426	$106,885
Cumulative effect of adoption of the fair value option, net of tax	—	—	(2,235)	—	2,235	—	—	—
Net Income	—	—	2,081	—	—	—	—	2,081
Other comprehensive income, net of tax:
Unrealized gains on securities, net of reclassification adjustment (Note 8)	—	—	—	—	408	—	—	408
Pension liability adjustment applying SFAS 158, net of tax (Note 8)	—	—	—	—	(2)	—	—	(2)

Comprehensive income								2,487
Cash dividends paid ($0.28 per share)	—	—	(1,215)	—	—	—	—	(1,215)
Share-based payment compensation	—	20	—	—	—	—	—	20
Exercise of stock options	21	391	—	—	—	—	—	412
Tax benefit on stock options exercised	—	37	—	—	—	—	—	37

Balance at March 31, 2007	$7,871	$58,401	$105,686	$(62,902)	$(430)	$(426)	$426	$108,626

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$181	$2,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	125
Provision for loan losses	28	—
Provision (credit) for loan losses on off-balance sheet credit exposures	(28)	—
Share-based payment compensation	30	20
Loan interest capitalized	(1)	(1)
Decrease in accrued interest and income receivable	653	357
Decrease in other liabilities	(363)	(8,456)
(Increase) decrease in income tax receivable, net	(265)	88
Amortization of premiums (accretion of discounts) on securities, net	(11)	(15)
Trading securities activity:
Proceeds from sales of debt securities	3,045	2,974
Proceeds from sales of equity securities	3,384	8,366
Proceeds from maturities and calls of debt securities	258,520	47,750
Purchases of debt securities	(167,683)	(25,970)
Purchases of equity securities	(4,185)	(8,970)
Principal repayments of securities	—	35
Amortization of premiums (accretion of discounts) on securities, net	(35)	9
Gains (losses) on securities available for sale, net	7	(85)
Valuation write downs of equity securities available for sale	38	—
Gains on trading securities, net	(712)	(1,049)
(Increase) decrease in net deferred mortgage loan origination costs, net of amortization	(14)	(1)
Decrease (increase) in deferred income tax asset, net	340	469
Increase in accrued income taxes, net	—	419
Decrease (increase) in other assets	(3,067)	16,302

Net cash provided by operating activities	90,006	34,448

Cash flows from investing activities:
Purchases of term Federal funds	(100,000)	(50,000)
Proceeds from maturities of term Federal funds	81,000	41,000
Proceeds from sales of securities available for sale	320	2,006
Purchases of securities available for sale	(140)	(2,216)
Purchases of mortgage-backed securities available for sale	(4,922)	(4,001)
Principal repayments of mortgage-backed securities	7,452	6,567
Loans originated	(9,323)	(2,763)
Loan principal payments received	9,096	8,322
Purchases of premises and equipment	(43)	(278)

Net cash used in investing activities	(16,561)	(1,363)

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(513)	(9,034)
Increase (decrease) in escrow deposits of borrowers	22	(13)
Proceeds from borrowed funds	30,000	—
Repayments of borrowings	(30,000)	—
Payments to acquire treasury stock	(1,076)	—
Options exercised, including tax benefit	596	449
Cash dividends paid on common stock	(1,233)	(1,215)

Net cash used in financing activities	(2,204)	(9,813)

Net increase in cash and cash equivalents	71,241	23,272
Cash and cash equivalents at beginning of period	157,104	147,890

Cash and cash equivalents at end of period	$228,345	$171,162

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$4,679	$5,201
Cash paid during the period for taxes, net of refunds	107	85
Non-cash transactions:
Transfer of securities from available for sale to trading securities (at fair value) upon early adoption of SFAS No. 159	$—	$261,256

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of March 31, 2008 and December 31, 2007, and its operating results for the three months ended March 31, 2008 and 2007, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

Certain amounts in the prior year’s consolidated financial statements were reclassified to facilitate comparison with the current fiscal year.

The information in this report should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(2)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of cash and due from banks, and short-term investments with original maturities of less than 90 days.

(3)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At March 31, 2008	At December 31, 2007
Federal funds sold (overnight)	$18,691	$74,455
Term federal funds sold	47,000	7,000
Money market investment funds	157,156	69,520
Interest-bearing bank money market accounts	3	3

Total short-term investments	$222,850	$150,978

The investments above are stated at cost, which approximates market value, and have original maturities of less than 90 days.

(4)	Financial Instruments with Off-Balance Sheet Risk

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

	Contract or Notional Amount
(In thousands)	At March 31, 2008	At December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to originate residential mortgage loans	$5,218	$2,514
Unadvanced portions of construction loans	1	261
Unused credit lines, including unused portions of equity lines of credit	25,325	25,897
Other loan commitments	1,901	2,196

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

The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At March 31, 2008 and December 31, 2007 this allowance, which is shown separately on the balance sheet, totaled $317,000 and $345,000, respectively.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5)	Earnings Per Common Share

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

Earnings per share was calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
Denominator for basic earnings per share:
Average common shares outstanding	4,242	4,336

Dilutive common stock options	30	26

Denominator for diluted earnings per share	4,272	4,362

Numerator:
Net income attributable to common shares	$181	$2,081

Earnings per share:
Basic	$0.04	$0.48
Diluted	0.04	0.48

(6)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At March 31, 2008 and December 31, 2007, the Trust held 20,194 shares of MASSBANK Corp. common stock. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Stock Option Plan

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method to account for share-based payments to employees and the Company’s Board of Directors.

The only type of share-based payment utilized by the Company to date is stock options. Stock options are awards that allow the employee or director to purchase shares of the Company’s stock at a fixed price. Stock options are granted at an exercise price equal to the Company’s closing stock price at the date of grant. Prior to 2006, the stock options issued by the Company had a contractual term of ten years and vested immediately at the time of issuance. The stock options issued in 2008, 2007 and 2006 vest at 20% per year over five years and have a contractual term of ten years.

The following tables summarize stock option activity during the first three months of 2008:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2007	247,375	$30.00
Options Granted	29,000	36.15
Options Exercised	(20,300)	28.60
Options Forfeited	(1,500)	29.50

Outstanding at March 31, 2008	254,575	$30.81
Exercisable at March 31, 2008	177,125	$29.43

At March 31, 2008		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $20.67	45,175	2.1 years	$19.62	45,175	$19.62
25.00 to 27.63	43,500	2.0 years	26.18	43,500	26.18
28.44 to 29.60	15,750	4.2 years	28.51	15,750	28.51
32.50 to 32.92	68,150	8.3 years	32.70	19,700	32.73
36.15 to 42.90	82,000	7.1 years	38.31	53,000	39.50

$19.00 to $42.90	254,575	5.5 years	$30.81	177,125	$29.43

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Stock Option Plan (continued)

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

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Three Months Ended March 31,
	2008	2007
Expected Term (years)	7.3 years	7.3 years
Volatility	19.40%	21.30%
Risk-free interest rate	3.30%	4.74%
Dividend Yield	3.24%	3.47%
Fair value per share	$5.94	$6.67

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the three months ended March 31, 2008 and 2007, was $153,000 and $260,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the three months ended March 31, 2008 and 2007 was $580,000 and $412,000, respectively. The tax benefit realized as a result of the stock options exercised was $16,000 in the first three months of 2008 compared to $37,000 for the same period in 2007.

As of March 31, 2008, there was $467,000 of unearned compensation cost related to non-vested stock options granted in 2008, 2007 and 2006. The Company expects to recognize the expense over a weighted-average period of 3.9 years. The total compensation cost related to options expensed during the three months ended March 31, 2008 and March 31, 2007 was $30,000 and $20,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	Comprehensive Income (Loss)

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

The components of other comprehensive income (loss) and related tax effect for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
(In thousands)	2008	2007
Unrealized holding gains (losses) on available for sale securities and when issued securities contracts arising during the period	$892	$750
Less: reclassification adjustment for gains (losses) realized in income	(45)	85

Net unrealized gains	937	665
Tax (expense) or benefit	(340)	(257)

Net unrealized gains, net of tax	597	408

Recognized pension prior service cost and transition obligation	(4)	(3)
Tax benefit	2	1

Pension liability adjustment, net of tax	(2)	(2)

Other comprehensive income	$595	$406

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three months ended March 31, 2008 and 2007:

Pension Benefits

	Three Months Ended March 31,
(In thousands)	2008	2007
Service cost	$115	$118
Interest cost	162	153
Expected return on plan assets	(198)	(178)
Amortization of transition obligation	(6)	(5)
Amortization of prior service cost	2	2

Net periodic pension expense	$75	$90

The Bank made an annual contribution to its defined benefit pension plan in the amount of $165,000 and $347,000, respectively, in the first three months of 2008 and 2007.

(10)	Legal Proceedings

The litigation process is inherently uncertain, and we cannot guarantee that the outcome of the following lawsuit will be favorable for us or that it will not be material to our business, results of operations or financial position.

On March 10, 2008, the Company, the Bank, Eastern Bank Corporation (“Eastern”), Eastern Bank (“Eastern Bank”), and Minuteman Acquisition Corp., a wholly owned subsidiary of Eastern (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). As a result of the Merger, the Company will become a wholly owned subsidiary of Eastern.

On March 13, 2008, Pennsylvania Avenue Funds, an alleged Company stockholder, filed a purported class action lawsuit allegedly on behalf of all Company stockholders in the Massachusetts Superior Court against the Company, the Company’s Board of Directors, Eastern, Eastern Bank and Merger Sub. The case is captioned Pennsylvania Avenue Funds v. Brandi, et al., Civ. Act. No. 08-1057. The complaint generally alleges that the Company’s Board of Directors breached its fiduciary duties by approving the Merger Agreement because, plaintiff alleges, the merger consideration is inadequate, the Merger Agreement’s termination fee and no shop provisions discourage bids from other sources, the transaction unfairly benefits the Company’s Board of Directors to the disadvantage of the Company’s stockholders, Mr. Brandi, the Company’s chief executive officer and chairman of the board, during negotiations with Eastern, was also discussing a future position at Eastern, and approval of the Merger by the Company’s Board of Directors was a response by the Company’s Board of Directors to a proxy contest that might have resulted in three members of the Company’s Board of Directors being replaced. The complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(10) Legal Proceedings (continued)

The plaintiff seeks the following relief:

•	declaring that the lawsuit is a proper class action;

•	enjoining the completion of the Merger unless and until the Company implements a procedure to obtain the highest price for the Company;

•

declaring the termination fee provisions in the Merger Agreement to be unfair, unreasonable and improper deal protection devices and enjoining the payment of any termination fee to Eastern or its affiliates;

•	declaring that the Company’s Board of Directors has breached its fiduciary duties to the purported class and that Eastern aided and abetted such breaches;

•	awarding the plaintiff the costs of the action, including attorneys’ fees and experts’ fees; and;

•	granting such other further relief as the Court deems appropriate.

On April 18, 2008, the defendants filed motions to dismiss the lawsuit in its entirety. On May 6, 2008, the plaintiff filed an amended complaint, individually and as a purported class action on behalf of all Company stockholders. The amended complaint generally makes the same allegations as those contained in the initial complaint in support of its claim of a breach of fiduciary duties by the Company’s Board of Directors, but, in addition, alleges that the Company’s Board of Directors breached its fiduciary duties by failing, in the preliminary proxy statement filed with the Securities and Exchange Commission on April 24, 2008 (the “Proxy Statement”), to disclose adequate information to the stockholders necessary for them to make a fully informed decision about the Merger. Generally, the amended complaint alleges that the Proxy Statement fails to adequately describe in sufficient detail the process used by the defendants in deciding to enter into, and agreeing to the terms of, the Merger; provide sufficient detail of the analysis used by the Company’s financial advisor or the criteria for selecting the financial advisor; disclose the fact that a third party investor was seeking to gain control of the Company and any impact of his efforts on the Board of Director’s efforts to sell the Company; and disclose any future employment by Mr. Brandi at Eastern. Like the initial complaint, the amended complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The amended complaint seeks the same relief sought in the initial complaint. While this case is in the early stages, the Company believes the lawsuit is without merit and intends to contest it vigorously.

The Company and/or the Bank, from time to time, is involved in the normal course of its business in various other legal proceedings incident to their business. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The interest and dividend income from trading securities is included in the Consolidated Statements of Income as “trading securities” and the interest and dividend income from securities available for sale is included in the Consolidated Statements of Income as securities available for sale: “Mortgage-backed securities” and “Other Securities.”

The following table sets forth the assets of the Company as of March 31, 2008 that are measured at fair value on a recurring basis.

		Fair Value Measurements at March 31, 2008 Using			Changes in Fair Values For 3-Month Period Ended March 31, 2008 For Items Measured at Fair Value Pursuant to Election of Fair Value Option
(In thousands)	Assets Measured at Fair Value at 03/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Trading Securities	$114,232	$114,232	$—	$—	$(124)	$836
Securities Available for sale	127,463	3,604	123,859	—	(45)	—

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2008

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements concerning the Company’s belief, expectations or intentions concerning the Company’s future performance, the financial outlook of the markets its serves and the performance and activities of its competitors. These statements reflect the Company’s current views. They are based on numerous assumptions and are subject to numerous risks and uncertainties, including but not limited to the following: (1) changing economic conditions; (2) movements in interest rates; (3) the credit environment; (4) levels of activity in the capital markets, including the stock and bond market; (5) changes in the levels of non-performing assets; (6) changes in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, changes in loan originations, a change in deposits and assets; (7) adverse legislative and regulatory developments; (8) a significant decline in residential real estate values in the Company’s market area; (9) adverse impacts resulting from the continuing war on terrorism; (10) a significant increase in employee benefit costs; (11) the impact of changes in accounting principles; (12) the impact of inflation or deflation; (13) the disruption to the Company’s business as a result of the announcement and pending merger with Eastern Bank Corporation (“Eastern”), including the Company’s ability to retain depositors and loan relationships and key personnel; and (14) the Company’s success at managing the risks involved in the foregoing and other factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. In addition, the completion of the previously announced merger with Eastern is subject to numerous risks and uncertainties, including:

(a)	the risk the Company will be unable to satisfy all of the closing conditions set forth in the merger agreement;

(b)	the possibility that the Company’s stockholders will not approve the merger agreement;

(c)	the possibility that the Company may not obtain the necessary state and federal regulatory approvals to consummate the merger or that an adverse regulatory condition will be imposed in connection with those approvals; and

(d)	the outcome of any legal proceeding that has been or may be instituted against the Company, Eastern or others relating to the merger agreement, including the terms of any settlement of such legal proceedings that may be subject to court approval.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and, therefore, if their maturity date is less than one year into the future, regardless of their fair market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. Other than temporary impairment write downs of investment securities totaled $38 thousand in the first quarter of 2008. There were no other than temporary impairment write downs of investment securities in the first quarter of 2007.

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

For the three months ended March 31, 2008, MASSBANK Corp. reported net income of $181,000, or $0.04 in basic and diluted earnings per share, compared with net income of $2,081,000, or $0.48 in basic and diluted earnings per share in the first three months of 2007. The results in the first quarter of 2008 were adversely affected by the incurrence in the quarter of $1,392,000 of expenses related to a proxy contest instituted by a dissident stockholder, litigation initiated by that dissident stockholder, the Company’s merger with Eastern announced on March 10, 2008 and litigation challenging that merger. Excluding these expenses, the Company’s net income would have been $1,100,000, or $0.26 per share in the first quarter of 2008.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the first quarter of 2008 compared to the same quarter of 2007 were:

•	The decrease in net interest income of $776,000.

•	The increase in provision for loan losses of $28,000.

•	The change from $85,000 of net gains to net losses of $45,000 on securities available for sale.

•	The decrease in net trading securities gains of $337,000.

•	The change from deferred compensation plan income of $25,000 to a loss of $49,000.

•	The decrease in other non-interest income of $12,000.

•	The increase in non-interest expense of $1,508,000.

•	The decrease in income tax expense of $965,000.

(In thousands) Quarters Ended March 31,	2008	2007	Variance
Income Statement Data
Total interest and dividend income	$8,762	$9,979	$(1,217)
Total interest expense	4,747	5,188	441

Net interest income	4,015	4,791	(776)
Provision (credit) for loan losses	28	—	(28)
Gains (losses) on securities available for sale, net	(45)	85	(130)
Gains on trading securities, net	712	1,049	(337)
Deferred compensation plan income (loss)	(49)	25	(74)
Other non-interest income	319	331	(12)
Non-interest expense	4,608	3,100	(1,508)
Income tax expense	135	1,100	965

Net income	$181	$2,081	$(1,900)
Diluted earnings per share	$0.04	$0.48	$(0.44)

(In thousands) Quarters Ended March 31,	2008	2007	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$190,959	$206,322	$(15,363)
Mortgage-backed securities	130,316	139,778	(9,462)
Other securities available for sale	4,146	7,653	(3,507)
Trading securities	160,374	252,690	(92,316)
Federal funds sold	191,239	166,908	24,331
Short-term investments	101,161	30,094	71,067

Total earning assets	$778,195	$803,445	$(25,250)
Total deposits	$677,800	$716,246	$(38,446)
Total borrowed funds	$9,230	$—	$9,230

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2008	December 31, 2007	Variance
Assets:
Short-term investments	$222,850	$150,978	$71,872
Term federal funds sold	110,000	91,000	19,000
Securities available for sale, at fair value	127,463	128,710	(1,247)
Securities held to maturity, at amortized cost	7,537	8,098	(561)
Trading securities, at fair value	114,232	206,566	(92,334)

Total investments	582,082	585,352	(3,270)
Total loans	191,810	191,567	243
Allowance for loan losses	(1,397)	(1,369)	(28)

Net loans	190,413	190,198	215
Other assets	27,581	26,249	1,332

Total assets	$800,076	$801,799	$(1,723)

Liabilities:
Total deposits	$682,048	$682,561	$(513)
Escrow deposits of borrowers	990	968	22
Other liabilities	8,984	9,309	(325)

Total liabilities	692,022	692,838	(816)
Total stockholders’ equity	108,054	108,961	(907)

Total liabilities and stockholders’ equity	$800,076	$801,799	$(1,723)

Financial Condition

The Company’s total assets were $800.1 million at March 31, 2008, compared to $801.8 million at December 31, 2007, reflecting a decrease of $1.7 million. This includes a decrease of $3.3 million in total investments partially offset by an increase of $0.2 million in total loans and an increase of $1.4 million in other assets. Deposits, the primary funding source for the Company’s assets, decreased $0.5 million during the first three months of 2008, from $682.6 million at December 31, 2007 to $682.1 million at March 31, 2008.

Investments

At March 31, 2008, the Company’s total investments were $582.1 million representing 72.8% of total assets compared to $585.4 million representing 73.0% of total assets at December 31, 2007. Total investments have decreased $3.3 million from year-end 2007. The decrease in total investments reflects a decrease in trading securities of $92.3 million partially offset by an increase in short-term investments and term federal funds sold of $90.9 million. Securities available for sale and held to maturity also decreased $1.8 million. The Company in the recent quarter has shortened the average term of its investments due to the pending merger with Eastern.

Loans

The loan portfolio, net of allowance for loan losses, increased $0.2 million in the first three months of 2008. At March 31, 2008, the loan portfolio, net of allowance for loan losses, totaled $190.4 million representing 23.8% of total assets compared to $190.2 million representing 23.7% of total assets at December 31, 2007. The increase in loans is due to the volume of new loan originations exceeding the volume of principal payments and prepayments. New loan originations increased $6.5 million or over 237% to $9.3 million in the first three months of 2008 from $2.8 million in the same period of 2007. Mortgage loan origination activity (particularly refinancing activity) has increased in the Bank’s market area in the recent quarter.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $175.5 million at March 31, 2008, representing 91.5% of the total loan portfolio. See page 34 of this Form 10-Q for a table setting forth the composition of the loan portfolio at March 31, 2008 and December 31, 2007.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, are near historical lows totaling $46,000 at March 31, 2008 compared to $199,000 at December 31, 2007 and $148,000 as of March 31, 2007. The Bank had no impaired loans or real estate acquired through foreclosure at March 31, 2008.

Deposits

Deposits have traditionally been the Bank’s primary source of funds for lending and investment activities. The Bank attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, different types of savings accounts, certificates of deposit and retirement savings plans. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

Deposits at March 31, 2008 totaled $682.1 million, reflecting a decrease of $0.5 million from $682.6 million at December 31, 2007. For information concerning deposit balances at March 31, 2008 and December 31, 2007, see page 37 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $0.9 million to $108.1 million at March 31, 2008, from $109.0 million at December 31, 2007. This represents a book value of $25.53 per share at March 31, 2008, compared to $25.69 per share at December 31, 2007.

The decrease in stockholders’ equity was essentially the result of the following: the payment of dividends to stockholders of $1.2 million and the Company’s repurchase of treasury stock in the amount of $1.1 million, partially offset by the Company’s net income for the first three months of 2008 of $0.2 million, the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.6 million and an increase in accumulated other comprehensive income of $0.6 million due to an increase in the fair value of the Company’s available for sale securities portfolio in the recent quarter.

Comparison of Operating Results for the Three Months ended March 31, 2008 and 2007.

Net interest income

Net interest income for the three months ended March 31, 2008 was $4,015,000 compared to $4,791,000 for the same period in 2007. The decrease in net interest income was due in part to a decrease in net interest spread. The Company’s net interest spread in the recent quarter was 1.73% compared to 2.04% for the same quarter last year. The net interest spread in the recent quarter was adversely impacted by the decline in short-term interest rates, when comparing the first quarter of 2008 to the first quarter of 2007; and the higher relative average volume, as compared with the same quarter in 2007, of lower yielding assets such as short-term investments and federal funds sold on the Company’s balance sheet. Also contributing to the decrease in the Company’s net interest income was a decrease in average earning assets.

Average earning assets for the first quarter of 2008 declined to $778.2 million, from $803.4 million in the first quarter of the prior year due to a decrease in deposits. Average total deposits were $677.8 million for the recent quarter compared to $716.2 million for the same quarter last year. Deposits declined during the last twelve months due to intense competition for relatively expensive short-term deposits.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended March 31, 2008 decreased $1,216,000 to $8,778,000 from $9,994,000 for the three months ended March 31, 2007. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets and a decrease of $25.2 million in average earning assets. As reflected in the table on page 26 of this Form 10-Q, the yield on the Company’s average earning assets in the first quarter of 2008 was 4.51%, as compared to 4.98% in the same quarter of 2007.

Interest Expense

Total interest expense for the three months ended March 31, 2008 decreased $441,000, or 8.5% to $4,747,000 from $5,188,000 for the three months ended March 31, 2007. The decrease in interest expense is due primarily to a decrease in the Company’s average deposits and borrowed funds and a lower cost of funds due primarily to a decrease in market rates. The Company’s average cost of funds decreased 16 basis points, from 2.94% in the first quarter of 2007 to 2.78% in the recent quarter. The Company’s average deposits and borrowed funds in the recent quarter, as shown in the table on page 27 of this Form 10-Q, decreased $29.2 million or 4.1% to $687.0 million, from $716.2 million in the same quarter of the prior year.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$191,239	$1,869	3.93%	$166,908	$2,180	5.30%
Short-term investments (2)	101,161	846	3.36	30,094	387	5.22
Securities available for sale:
Mortgage-backed securities (3)	122,271	1,589	5.20	134,513	1,806	5.37
Other securities (3)	4,146	38	3.67	7,653	44	2.30
Mortgage-backed securities held to maturity	8,045	115	5.72	5,265	69	5.26
Trading securities	160,374	1,670	4.17	252,690	2,639	4.18
Mortgage loans (4)	181,426	2,490	5.49	196,649	2,676	5.44
Other loans (4)	9,533	161	6.77	9,673	193	8.10

Total earning assets	778,195	$8,778	4.51%	803,445	$9,994	4.98%
Allowance for loan losses	(1,370)			(1,382)
Total earning assets less allowance for loan losses	776,825			802,063
Other assets	23,352			25,615

Total assets	$800,177			$827,678

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Short-term investments consist of interest-bearing bank money market accounts and investments in institutional money market funds.
(3)	Average balances include net unrealized gains (losses) on securities available for sale.
(4)	Loans on non-accrual status are included in the average balance.

AVERAGE BALANCE SHEETS - (continued)

	Three Months Ended March 31,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$71,924	$55	0.31%	$75,213	$64	0.35%
Savings	301,704	1,534	2.05	337,921	1,612	1.93
Time certificates of deposit	304,172	3,074	4.06	303,112	3,512	4.70

Total deposits	677,800	4,663	2.77%	716,246	5,188	2.94%

Borrowed funds	9,230	84	3.65%	—	—	—

Total deposits and borrowed funds	687,030	4,747	2.78%	716,246	5,188	2.94%
Other liabilities	5,037			4,558

Total liabilities	692,067			720,804
Stockholders’ equity	108,110			106,874

Total liabilities and stockholders’ equity	$800,177			$827,678

Net interest income (tax-equivalent basis)		4,031			4,806
Less adjustment for tax-exempt interest income		16			15

Net interest income		$4,015			$4,791

Interest rate spread (5)			1.73%			2.04%

Net interest margin (6)			2.07%			2.39%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first quarter of 2008, the Bank recorded a provision for loan losses of $28 thousand. There was no loan loss provision recorded in the same quarter last year. The provision in the recent quarter was to increase the Bank’s allowance for possible loan losses on its outstanding loan balances due to certain recently funded loan commitments. Conversely, the Bank reduced its allowance for possible losses on outstanding loan commitments by $28 thousand.

In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. Management uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for the purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: an analysis of individual loans deemed to be impaired, general loss allocations for various loan types based on loss experience factors, and an unallocated allowance, which is maintained based on management’s assessment of many factors including the risk characteristics of the portfolio, concentrations of credit, current and anticipated economic conditions that may affect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

At March 31, 2008, the allowance for loan losses was $1,397,000 representing 0.73% of total loans. This compares to $1,369,000 representing 0.71% of total loans at December 31, 2007. Non-accrual loans totaled $46,000 at March 31, 2008. This compares to $199,000 at December 31, 2007 and $148,000 at March 31, 2007. Management believes that the allowance for loan losses as of March 31, 2008 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $317,000 and $345,000, at March 31, 2008 and December 31, 2007, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains on securities and other non-interest income.

Non-interest income for the three months ended March 31, 2008 decreased $553,000 to $937,000 from $1,490,000 for the same quarter last year due essentially to a decrease in securities gains. Gains on securities available for sale and trading securities declined $467,000 to $667,000 in the first quarter of 2008 from $1,134,000 in the first quarter of 2007. The Company recorded a loss of $45,000 on its securities available for sale portfolio for the three months ended March 31, 2008 compared to net gains of $85,000 in the same period last year. Additionally, the net gains on the Company’s trading securities portfolio fell $337,000 to $712,000 in the recent quarter from $1,049,000 in the first quarter of 2007. This reflects an increase in the fair value of the trading portfolio of $836,000 in the first quarter of 2008, down $237,000 from the $1,073,000 increase in fair value recorded in the first quarter of last year. In addition, net losses realized from sales of trading securities were $124,000 in the recent quarter compared to losses of $24,000 in the same quarter last year.

Also contributing to the decline in non-interest income during the recent quarter was a deferred compensation plan loss of $49,000 versus deferred compensation plan income of $25,000 during the same quarter of 2007. This decrease is due primarily to the change in fair value of plan assets recorded in each of the respective quarters.

Deposit account service fees, option fees and other non-interest income totaled $319,000 for the three months ended March 31, 2008 compared to $331,000 for the same period last year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2008 increased $1,508,000, or 48.6%, to $4,608,000 from $3,100,000 for the same period in 2007. The increases were predominantly in professional services and merger related expenses. In the recent quarter the Company incurred $1,392,000 of expenses relating to a proxy contest instituted by a dissident stockholder, litigation initiated by that dissident stockholder, the Company’s merger with Eastern announced on March 10, 2008 and litigation challenging the merger. Excluding these expenses, the Company’s non-interest expense would have been $3,216,000 reflecting an increase of $116,000 or 3.7% when compared to the first quarter of 2007.

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

The Company recorded income tax expense of $135,000 in the first quarter of 2008, a decrease of $965,000 when compared to $1,100,000 in the same quarter last year. The decrease in income tax expense is due primarily to a decrease in income before income taxes partially offset by an increase in effective income tax rate. The Company’s income before income taxes was $316,000 in the recent quarter compared to $3,181,000 for the same quarter a year ago. The effective income tax rate for the three months ended March 31, 2008 and 2007 was 42.72% and 34.58%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity and available for sale at March 31, 2008 with gross unrealized gains and losses follows:

(In thousands) At March 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$7,537	$114	$(1)	$7,650

Total securities held to maturity	$7,537	$114	$(1)	$7,650

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$398	$8	$—	$406
Federal Home Loan Mortgage Corporation	119,456	2,223	(31)	121,648
Federal National Mortgage Association	1,713	33	—	1,746
Collateralized mortgage obligations	58	1	—	59

Total mortgage-backed securities	121,625	2,265	(31)	123,859

Total debt securities available for sale	121,625	2,265	(31)	123,859

Equity securities	3,396	431	(223)	3,604

Total securities available for sale	125,021	$2,696	$(254)	$127,463

Net unrealized gains on securities available for sale	2,442

Total securities available for sale, net	127,463

Total investment securities, net	$135,000

TRADING SECURITIES

The trading securities portfolio at March 31, 2008 consist of the following:

(In thousands) At March 31, 2008	Fair Value
U.S. Treasury obligations	$4,969
U.S. Government agency obligations	105,315
Marketable equity securities	3,945
Investments in mutual funds	3

Total trading securities	$114,232

FINANCIAL CONDITION

INVESTMENT SECURITIES (continued)

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2007 with gross unrealized gains and losses follows:

(In thousands) At December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$8,098	$83	$(61)	$8,120

Total	$8,098	$83	$(61)	$8,120

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$591	$9	$—	$600
Federal Home Loan Mortgage Corporation	121,087	1,204	(279)	122,012
Federal National Mortgage Association	1,847	12	—	1,859
Collateralized mortgage obligations	59	—	—	59

Total mortgage-backed securities	123,584	1,225	(279)	124,530

Total debt securities available for sale	123,584	1,225	(279)	124,530

Equity securities	3,621	690	(131)	4,180

Total securities available for sale	127,205	$1,915	$(410)	$128,710

Net unrealized gains on securities available for sale	1,505

Total securities available for sale, net	128,710

Total investment securities, net	$136,808

TRADING SECURITIES

The trading securities portfolio at December 31, 2007 consist of the following:

(In thousands) At December 31, 2007	Fair Value
U.S. Treasury obligations	$1,997
U.S. Government agency obligations	201,172
Marketable equity securities	3,393
Investments in mutual funds	4

Total trading securities	$206,566

Investments (continued)

The amortized cost and fair value of debt securities available for sale by contractual maturity at March 31, 2008 and December 31, 2007 are shown in the following table.

The amortized cost and fair value of debt securities available for sale by contractual maturity are as follows:

	March 31, 2008		December 31, 2007
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities held to maturity:
Mortgage-backed securities: (a)
Maturing after 15 years	$7,537	$7,650	$8,098	$8,120

Total debt securities held to maturity	7,537	7,650	8,098	8,120

Investment securities available for sale:
Mortgage-backed securities: (a)
Maturing within 1 year	318	323	156	156
Maturing after 1 year but within 5 years	4,771	4,963	5,662	5,831
Maturing after 5 years but within 10 years	18,545	19,051	19,936	20,264
Maturing after 10 years but within 15 years	97,991	99,522	97,830	98,279

Total	121,625	123,859	123,584	124,530

Total debt securities available for sale	$121,625	$123,859	$123,584	$124,530

Net unrealized gains on debt securities available for sale	2,234		946

Total debt securities available for sale, net carrying value	$123,859		$124,530

(a)	Maturities of mortgage-backed securities are shown at final contractual maturity and do not reflect any principal amortization or prepayments.

INVESTMENT SECURITIES (continued)

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008, December 31, 2007, and March 31, 2007.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At March 31, 2008
Mortgaged-backed securities	$5,765	$(2)	$2,269	$(30)	$8,034	$(32)
Equity securities	1,008	(223)	—	—	1,008	(223)

Total temporarily impaired investment securities at:
March 31, 2008	$6,773	$(225)	$2,269	$(30)	$9,042	$(255)

December 31, 2007	$949	$(131)	$34,711	$(340)	$35,660	$(471)

March 31, 2007	$11,281	$(396)	$77,626	$(1,268)	$88,907	$(1,664)

As of March 31, 2008 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At March 31, 2008	At December 31, 2007
Mortgage loans:
Residential:
Conventional:
Fixed rate	$150,453	$150,481
Variable rate	25,064	24,789
FHA and VA	4	5
Construction-Variable rate	1,200	1,114
Commercial:
Fixed rate	335	342
Variable rate	4,418	4,450
Construction-Fixed rate	988	708

Total mortgage loans	182,462	181,889
Premium on loans	1	1
Deferred mortgage loan origination costs, net	69	55

Mortgage loans, net	182,532	181,945

Other loans:
Consumer:
Second mortgage loans	1,055	1,231
Installment	284	287
Guaranteed education	399	427
Other secured	415	374
Home equity lines of credit	6,871	7,052
Unsecured	128	125

Total consumer loans	9,152	9,496
Commercial	126	126

Total other loans	9,278	9,622

Total loans	$191,810	$191,567

The Bank’s loan portfolio increased $243 thousand during the first three months of 2008, from $191.6 million at December 31, 2007 to $191.8 million at March 31, 2008. This is primarily due to an increase in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has increased in 2008 compared to the prior year. Loan originations were $9.3 million in the recent quarter compared to $2.8 million in the same quarter of last year.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at March 31, 2008 and 2007, and December 31, 2007:

(In thousands)	At March 31, 2008	At December 31, 2007	At March 31, 2007
Non-Performing Assets:
Non-accrual loans	$46	$199	$148
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$46	$199	$148

Allowance for loan losses	$1,397	$1,369	$1,382
Allowance as a percent of total loans	0.73%	0.71%	0.68%
Non-accrual loans as a percent of total loans	0.02%	0.10%	0.07%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans are near historical lows totaling $46,000 at March 31,2008 down from $199,000 at December 31, 2007 and $148,000 at March 31, 2007.

The Bank did not have any impaired loans as of March 31, 2008, December 31, 2007 or March 31, 2007.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance at December 31, 2007 and 2006	$1,369	$1,382
Provision (credit) for loan losses	28	—
Recoveries of loans previously charged-off	—	—
Charge-offs	—	—

Balance at March 31,	$1,397	$1,382

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

At March 31, 2008 the balance of the allowance for loan losses was $1,397,000 representing 0.73% of total loans compared to $1,382,000 representing 0.68% of total loans at March 31, 2007. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $317,000 and $345,000 at March 31, 2008 and 2007, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $0.5 million to $682.1 million at March 31, 2008 from $682.6 million at December 31, 2007.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Demand and NOW	$76,025	$71,687
Savings and money market accounts	302,096	307,322
Time certificates of deposit	303,927	303,552

Total deposits	$682,048	$682,561

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. At March 31, 2008 the Company’s trading securities portfolio totaled $114.2 million consisting of both debt and equity securities. Fluctuations in interest rates and movements in equity prices may, respectively, result in changes in the fair value of the debt and equity securities in the portfolio. Since the changes in fair value of the trading securities are included in earnings on a recurring basis, this could have an adverse impact on the Company’s earnings. Also, the fair value of the debt securities in the Company’s trading account as of March 31, 2008 exceeds par value by $1.102 million and if the securities are held to maturity, the amount in excess of par value will reverse and negatively impact Company earnings.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change, which impacts net interest income, the primary component of the Company’s earnings. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. For additional information about the Company’s asset/liability management and interest rate risk, see the Management Discussion and Analysis section of the Company’s Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At March 31, 2008 the Bank had $175.9 million or 22.0% of total assets and $110.3 million or 13.8% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At March 31, 2008, the Bank had a leverage Tier I capital to average assets ratio of 12.60%, a Tier I capital to risk- weighted assets ratio of 26.31% and a total capital to risk-weighted assets ratio of 26.79%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 13.20%, Tier I capital to risk-weighted assets of 27.54% and total capital to risk-weighted assets of 28.02% at March 31, 2008.

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

The litigation process is inherently uncertain, and we cannot guarantee that the outcome of the following lawsuit will be favorable for us or that it will not be material to our business, results of operations or financial position.

On March 10, 2008, the Company, the Bank, Eastern Bank Corporation (“Eastern”), Eastern Bank (“Eastern Bank”), and Minuteman Acquisition Corp., a wholly owned subsidiary of Eastern (the “Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Merger Sub will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). As a result of the Merger, the Company will become a wholly owned subsidiary of Eastern.

On March 13, 2008, Pennsylvania Avenue Funds, an alleged Company stockholder, filed a purported class action lawsuit allegedly on behalf of all Company stockholders in the Massachusetts Superior Court against the Company, the Company’s Board of Directors, Eastern, Eastern Bank and Merger Sub. The case is captioned Pennsylvania Avenue Funds v. Brandi, et al., Civ. Act. No. 08-1057. The complaint generally alleges that the Company’s Board of Directors breached its fiduciary duties by approving the Merger Agreement because, plaintiff alleges, the merger consideration is inadequate, the Merger Agreement’s termination fee and no shop provisions discourage bids from other sources, the transaction unfairly benefits the Company’s Board of Directors to the disadvantage of the Company’s stockholders, Mr. Brandi, the Company’s chief executive officer and chairman of the board, during negotiations with Eastern, was also discussing a future position at Eastern, and approval of the Merger by the Company’s Board of Directors was a response by the Company’s Board of Directors to a proxy contest that might have resulted in three members of the Company’s Board of Directors being replaced. The complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties.

The plaintiff seeks the following relief:

•	declaring that the lawsuit is a proper class action;

•	enjoining the completion of the Merger unless and until the Company implements a procedure to obtain the highest price for the Company;

•

declaring the termination fee provisions in the Merger Agreement to be unfair, unreasonable and improper deal protection devices and enjoining the payment of any termination fee to Eastern or its affiliates;

•	declaring that the Company’s Board of Directors has breached its fiduciary duties to the purported class and that Eastern aided and abetted such breaches;

•	awarding the plaintiff the costs of the action, including attorneys’ fees and experts’ fees; and;

•	granting such other further relief as the Court deems appropriate.

On April 18, 2008, the defendants filed motions to dismiss the lawsuit in its entirety. On May 6, 2008, the plaintiff filed an amended complaint, individually and as a purported class action on behalf of all Company stockholders. The amended complaint generally makes the same allegations as those contained in the initial complaint in support of its claim of a breach of fiduciary duties by the Company’s Board of Directors, but, in addition, alleges that the Company’s Board of Directors breached its fiduciary duties by failing, in the preliminary proxy statement filed with the Securities and Exchange Commission on April 24, 2008 (the “Proxy Statement”), to disclose adequate information to the stockholders necessary for them to make a fully informed decision about the Merger.

Generally, the amended complaint alleges that the Proxy Statement fails to adequately describe in sufficient detail the process used by the defendants in deciding to enter into, and agreeing to the terms of, the Merger; provide sufficient detail of the analysis used by the Company’s financial advisor or the criteria for selecting the financial advisor; disclose the fact that a third party investor was seeking to gain control of the Company and any impact of his efforts on the Board of Director’s efforts to sell the Company; and disclose any future employment by Mr. Brandi at Eastern. Like the initial complaint, the amended complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The amended complaint seeks the same relief sought in the initial complaint. While this case is in the early stages, the Company believes the lawsuit is without merit and intends to contest it vigorously.

The Company and/or the Bank, from time to time, is involved in the normal course of its business in various other legal proceedings incident to their business. Although the Company is unable to quantify the exact financial impact of any of these matters, it believes that none of these other currently pending matters will have an outcome material to its financial condition or business.

Item 1A.	Risk Factors

These risk factors should be read in conjunction with those risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company, the Company’s Board of Directors, Eastern, Eastern Bank and Merger Sub are named parties to a lawsuit relating to the Merger. Further, defending against this lawsuit may be expensive and could divert the attention of our management.

On March 13, 2008, Pennsylvania Avenue Funds, an alleged Company stockholder, filed a purported class action lawsuit allegedly on behalf of all Company stockholders in the Massachusetts Superior Court against the Company, the Company’s Board of Directors, Eastern, Eastern Bank and Merger Sub. The case is captioned Pennsylvania Avenue Funds v. Brandi, et al., Civ. Act. No. 08-1057. The complaint generally alleges that the Company’s Board of Directors breached its fiduciary duties by approving the Merger Agreement because, plaintiff alleges, the merger consideration is inadequate, the Merger Agreement’s termination fee and no shop provisions discourage bids from other sources, the transaction unfairly benefits the Company’s Board of Directors to the disadvantage of the Company’s stockholders, Mr. Brandi, the Company’s chief executive officer and chairman of the board, during negotiations with Eastern, was also discussing a future position at Eastern, and approval of the Merger by the Company’s Board of Directors was a response by the Company’s Board of Directors to a proxy contest that might have resulted in three members of the Company’s Board of Directors being replaced. The complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. On May 6, 2008, the plaintiff filed an amended complaint, which generally makes the same allegations and asserts the same causes of action as those set forth in the initial complaint, but, in addition, alleges that the Company’s Board of Directors breached its fiduciary duties by failing to disclose adequate information to the stockholders necessary for them to make a fully informed decision about the Merger in the Proxy Statement.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of this pending lawsuit. Furthermore, we will have to incur expenses in connection with this lawsuit, which may be substantial. Depending on the outcome of this lawsuit, this action could result in the Court enjoining the Merger or could otherwise impede the closing of the Merger and could have adverse financial effects or cause reputational harm to the Company. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

Item 2C.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
December 31, 2007	—	—	—	117,017	(1)
January 1-31, 2008	9,000	$36.09	9,000	108,017
February 1-29, 2008	20,000	$37.56	20,000	88,017
March 1-31, 2008	—	—	—	88,017

	29,000	$37.11	29,000

(1)	On October 16, 2007 the Registrant’s Board of Directors extended for another year the stock repurchase program previously authorized. Additionally, the Board approved an increase of 100,000 in the number of shares of the Company’s common stock authorized for repurchase in the current program, bringing the total shares available for repurchase to 150,517. During the three months ended December 31, 2007 the Company repurchased 33,500. As of December 31, 2007, there were 117,017 shares available for repurchase in the current program.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp.
(Registrant)

Date: May 8, 2008	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: May 8, 2008	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO