Form 10-Q
period 2008-06-30
MASSBANK CORP
filed 2008-08-08
CIK 799166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date is:

Class: Common stock $1.00 per share.

Outstanding at July 31, 2008: 4,233,079 shares.

MASSBANK CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART 1. ITEM 1

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$7,476	$6,126
Short-term investments (Note 3)	318,183	150,978

Total cash and cash equivalents	325,659	157,104
Term federal funds sold	50,000	91,000
Trading securities, at fair value:
Debt securities	60,315	203,169
Equity securities and mutual funds	3,207	3,397
Securities available for sale, at fair value (amortized cost of $117,010 in 2008 and $127,205 in 2007)	117,338	128,710
Mortgage-backed securities held to maturity, at amortized cost (market value of $7,193 in 2008 and $8,120 in 2007)	7,257	8,098
Loans: (Note 4)
Mortgage loans	194,722	181,945
Other loans	8,957	9,622
Allowance for loan losses	(1,411)	(1,369)

Net loans	202,268	190,198
Real estate held for resale	—	425
Accrued interest and income receivable	2,194	4,061
Income tax receivable, net	223	1
Deferred income tax asset, net	1,191	661
Premises and equipment	8,368	8,163
Goodwill	1,090	1,090
Other assets	3,921	5,722

Total assets	$783,031	$801,799
Liabilities and Stockholders’ Equity:
Deposits	$673,436	$682,561
Escrow deposits of borrowers	975	968
Allowance for loan losses on off-balance sheet credit exposures	302	345
Other liabilities	3,146	8,964

Total liabilities	677,859	692,838
Stockholders’ Equity:
Preferred stock, par value $1.00 per share; 2,000,000 shares authorized, none issued	—	—
Common stock, par value $1.00 per share; 10,000,000 shares authorized, 7,900,942 and 7,880,642 shares issued in 2008 and 2007, respectively	7,901	7,881
Additional paid-in capital	59,410	58,773
Retained earnings	105,016	107,674

	172,327	174,328
Treasury stock at cost, 3,667,863 and 3,638,863 shares in 2008 and 2007, respectively	(67,673)	(66,597)
Accumulated other comprehensive income	518	1,230
Shares held in rabbi trust at cost, 20,194 shares in 2008 and 2007 (Note 6)	(503)	(503)
Deferred compensation obligation	503	503

Total stockholders’ equity	105,172	108,961

Total liabilities and stockholders’ equity	$783,031	$801,799

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
(In thousands except share data)	2008	2007
Interest and dividend income:
Mortgage loans	$2,544	$2,603
Other loans	152	198
Securities available for sale:
Mortgage-backed securities	1,544	1,729
Other securities	30	32
Mortgage-backed securities held to maturity	106	68
Trading securities	856	2,639
Federal funds sold	1,233	2,200
Other investments	830	587

Total interest and dividend income	7,295	10,056

Interest expense:
Deposits	4,115	5,292

Total interest expense	4,115	5,292

Net interest income	3,180	4,764
Provision (credit) for loan losses	15	(10)

Net interest income after provision (credit) for loan losses	3,165	4,774

Non-interest income:
Deposit account service fees	69	81
Gains (losses) on securities available for sale, net	(18)	203
Losses on trading securities, net	(566)	(209)
Option fees	—	75
Deferred compensation plan income (loss)	(20)	84
Other	206	221

Total non-interest income (loss)	(329)	455

Non-interest expense:
Salaries and employee benefits	1,941	1,856
Deferred compensation plan expense	—	108
Occupancy and equipment	520	494
Data processing	129	141
Professional services	243	113
Merger related expense	258	—
Advertising and marketing	22	36
Deposit insurance	34	28
Other	313	315

Total non-interest expense	3,460	3,091

Income (loss) before income taxes	(624)	2,138
Income tax expense (benefit)	(246)	716

Net income (loss)	$(378)	$1,422

Weighted average common shares outstanding:
Basic	4,233,079	4,331,823
Diluted	4,270,506	4,356,972
Earnings (loss) per share (in dollars):
Basic	$(0.09)	$0.33
Diluted	(0.09)	0.33

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
(In thousands except share data)	2008	2007
Interest and dividend income:
Mortgage loans	$5,034	$5,279
Other loans	313	391
Securities available for sale:
Mortgage-backed securities	3,133	3,535
Other securities	57	63
Mortgage-backed securities held to maturity	221	137
Trading securities	2,521	5,276
Federal funds sold	3,102	4,380
Other investments	1,676	974

Total interest and dividend income	16,057	20,035

Interest expense:
Deposits	8,778	10,480
Borrowed funds	84	—

Total interest expense	8,862	10,480

Net interest income	7,195	9,555
Provision (credit) for loan losses	43	(10)

Net interest income after provision (credit) for loan losses	7,152	9,565

Non-interest income:
Deposit account service fees	146	164
Gains (losses) on securities available for sale, net	(63)	288
Gains on trading securities, net	146	840
Option fees	75	150
Deferred compensation plan income (loss)	(69)	109
Other	373	394

Total non-interest income	608	1,945

Non-interest expense:
Salaries and employee benefits	3,881	3,740
Deferred compensation plan expense (income)	(21)	156
Occupancy and equipment	1,113	1,025
Data processing	278	287
Professional services	912	241
Merger related expense	1,161	—
Advertising and marketing	60	69
Deposit insurance	60	56
Other	624	617

Total non-interest expense	8,068	6,191

Income (loss) before income taxes	(308)	5,319
Income tax expense (benefit)	(111)	1,816

Net income (loss)	$(197)	$3,503

Weighted average common shares outstanding:
Basic	4,237,508	4,333,696
Diluted	4,271,290	4,359,200
Earnings (loss) per share (in dollars):
Basic	$(0.05)	$0.81
Diluted	(0.05)	0.80

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2008 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE INCOME	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2007	$7,881	$58,773	$107,674	$(66,597)	$1,230	$(503)	$503	$108,961
Net Income (loss)	—	—	(197)	—	—	—	—	(197)
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 8)	—	—	—	—	(710)	—	—	(710)
Amortization of prior service cost and transition obligation on pension plan, net of tax (Note 8)	—	—	—	—	(2)	—	—	(2)

Comprehensive income (loss)								(909)
Cash dividends paid ($0.58 per share)	—	—	(2,461)	—	—	—	—	(2,461)
Purchase of treasury stock	—	—	—	(1,076)	—	—	—	(1,076)
Share-based payment compensation	—	61	—	—	—	—	—	61
Exercise of stock options	20	560	—	—	—	—	—	580
Tax benefit on stock options exercised	—	16	—	—	—	—	—	16

Balance at June 30, 2008	$7,901	$59,410	$105,016	$(67,673)	$518	$(503)	$503	$105,172

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Six Months Ended June 30, 2007 (Unaudited)

(In thousands except share data)

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	TREASURY STOCK	ACCUMULATED OTHER COMPREHENSIVE LOSS	SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	TOTAL
Balance at December 31, 2006	$7,850	$57,953	$107,055	$(62,902)	$(3,071)	$(426)	$426	$106,885
Cumulative effect of adoption of the fair value option, net of tax	—	—	(2,235)	—	2,235	—	—	—
Net Income	—	—	3,503	—	—	—	—	3,503
Other comprehensive income, net of tax:
Unrealized losses on securities, net of reclassification adjustment (Note 8)	—	—	—	—	(583)	—	—	(583)
Amortization of prior service cost and transition obligation on pension plan, net of tax (Note 8)	—	—	—	—	(4)	—	—	(4)

Comprehensive income								2,916
Cash dividends paid ($0.56 per share)	—	—	(2,430)	—	—	—	—	(2,430)

Purchase of treasury stock	—	—	—	(617)	—	—	—	(617)
Purchase of stock for deferred compensation plan	—	—	—	—	—	(32)	32	—
Share-based payment compensation	—	43	—	—	—	—	—	43
Exercise of stock options	21	396	—	—	—	—	—	417
Tax benefit on stock options exercised	—	38	—	—	—	—	—	38

Balance at June 30, 2007	$7,871	$58,430	$105,893	$(63,519)	$(1,423)	$(458)	$458	$107,252

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(197)	$3,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284	251
Provision (credit) for loan losses	43	(10)
Provision (credit) for loan losses on off-balance sheet credit exposures	(43)	—
Share-based payment compensation	61	43
Loan interest capitalized	(2)	(5)
Decrease in accrued interest and income receivable	1,867	831
Decrease in other liabilities	(5,818)	(8,112)
(Increase) decrease in income tax receivable, net	(222)	69
Amortization of premiums (accretion of discounts) on securities, net	(19)	(23)
Trading securities activity:
Proceeds from sales of debt securities	11,006	3,054
Proceeds from sales of equity securities	7,309	16,134
Proceeds from maturities and calls of debt securities	347,702	75,750
Purchases of debt securities	(215,610)	(50,970)
Purchases of equity securities	(7,129)	(16,974)
Principal repayments of securities	—	35
Amortization of premiums (accretion of discounts) on securities, net	(88)	13
Losses on securities available for sale, net	(11)	(288)
Valuation write downs of equity securities available for sale	74	—
Losses on trading securities, net	(146)	(840)
(Increase) decrease in net deferred mortgage loan origination costs, net of amortization	(48)	(1)
(Increase) decrease in deferred income tax asset, net	(65)	309
Decrease in other assets	1,801	16,384

Net cash provided by operating activities	140,749	39,153

Cash flows from investing activities:
Purchases of term Federal funds	(150,000)	(90,000)
Proceeds from maturities of term Federal funds	191,000	91,000
Proceeds from sales of securities available for sale	817	3,392
Purchases of securities available for sale	(152)	(2,517)
Purchases of mortgage-backed securities available for sale	(4,922)	(9,048)
Principal repayments of mortgage-backed securities	15,249	13,474
Loans originated	(32,306)	(8,196)
Loan principal payments received	20,243	18,670
Purchases of premises and equipment	(64)	(1,286)

Net cash provided by investing activities	39,865	15,489

MASSBANK CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from financing activities:
Net decrease in deposits	(9,125)	(18,749)
Increase (decrease) in escrow deposits of borrowers	7	(85)
Proceeds from borrowed funds	30,000	—
Repayments of borrowings	(30,000)	—
Payments to acquire treasury stock	(1,076)	(617)
Options exercised, including tax benefit	596	455
Cash dividends paid on common stock	(2,461)	(2,430)

Net cash used in financing activities	(12,059)	(21,426)

Net increase in cash and cash equivalents	168,555	33,216
Cash and cash equivalents at beginning of period	157,104	147,890

Cash and cash equivalents at end of period	$325,659	$181,106

Supplemental cash flow disclosures:
Cash transactions:
Cash paid during the period for interest	$8,807	$10,511
Cash paid during the period for taxes, net of refunds	157	1,400
Non-cash transactions:
Transfer of securities from available for sale to trading securities (at fair value) upon early adoption of SFAS No. 159	$—	$261,256
Transfer of property from real estate held for resale to premises and equipment	$425	—

See accompanying condensed notes to consolidated financial statements.

MASSBANK CORP.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

The financial condition and results of operations of MASSBANK Corp. (the “Company”) essentially reflect the operations of its subsidiary, MASSBANK (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the financial condition of the Company as of June 30, 2008 and December 31, 2007, and its operating results for the three months and six months ended June 30, 2008 and 2007, respectively. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

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

(3)	Short-Term Investments

Short-term investments consist of the following:

(In thousands)	At June 30, 2008	At December 31, 2007
Federal funds sold (overnight)	$84,602	$74,455
Term federal funds sold	65,000	7,000
Money market investment funds	168,581	69,520
Interest-bearing bank money market accounts	—	3

Total short-term investments	$318,183	$150,978

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

	Contract or Notional Amount
(In thousands)	At June 30, 2008	At December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to originate residential mortgage loans	$967	$2,514
Unadvanced portions of construction loans	111	261
Unused credit lines, including unused portions of equity lines of credit	25,168	25,897
Other loan commitments	1,651	2,196

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

The Bank maintains an allowance for loan losses on off-balance sheet credit exposures. At June 30, 2008 and December 31, 2007 this allowance, which is shown separately on the balance sheet, totaled $302,000 and $345,000, respectively.

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

Earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
Denominator for basic earnings per share:
Average common shares outstanding	4,233	4,332	4,237	4,334
Dilutive common stock options	38	25	34	25

Denominator for diluted earnings per share	4,271	4,357	4,271	4,359

Numerator:
Net income (loss) attributable to common shares	$(378)	$1,422	$(197)	$3,503
Earnings (loss) per share:
Basic	$(0.09)	$0.33	$(0.05)	$0.81
Diluted	(0.09)	0.33	(0.05)	0.80

(6)	Directors’ Deferred Compensation Plan

In 1988, the Company established a deferred compensation plan for its directors. The Plan allows the Company’s directors to defer receipt of all or a portion of their compensation until (1) their attaining the age of 72, or (2) their termination as a director of the Company. The Plan was later amended to allow the directors’ compensation to be invested in Company stock held in a rabbi trust. At June 30, 2008 and December 31, 2007, the Trust held 20,194 shares of MASSBANK Corp. common stock. The deferred compensation obligation of the Plan may be settled only by delivery of the shares of MASSBANK Corp. stock to the directors participating in the Plan. These shares are considered outstanding in the computation of earnings per share and book value per share.

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

The following tables summarize stock option activity during the first six months of 2008:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2007	247,375	$30.00
Options Granted	29,000	36.15
Options Exercised	(20,300)	28.60
Options Forfeited	(1,500)	29.50

Outstanding at June 30, 2008	254,575	$30.81
Exercisable at June 30, 2008	177,525	$29.43

At June 30, 2008		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$19.00 to $20.67	45,175	1.8 years	$19.62	45,175	$19.62
25.00 to 27.63	43,500	1.7 years	26.18	43,500	26.18
28.44 to 29.60	15,750	4.0 years	28.51	15,750	28.51
32.50 to 32.92	68,150	8.0 years	32.70	20,100	32.73
36.15 to 42.90	82,000	6.9 years	38.31	53,000	39.50

$19.00 to $42.90	254,575	5.2 years	$30.81	177,525	$29.43

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(7)	Stock Option Plan (continued)

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

The following table presents the key input assumptions for the Black-Scholes valuation model:

	Six Months Ended June 30,
	2008	2007
Expected Term (years)	7.3 years	7.3 years
Volatility	19.40%	21.30%
Risk-free interest rate	3.30%	4.73%
Dividend Yield	3.24%	3.47%
Fair value per share	$5.94	$6.67

The total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercised during the six months ended June 30, 2008 and 2007, was $153,000 and $261,000, respectively. The total cash received from employees and directors as a result of stock option exercises for the six months ended June 30, 2008 and 2007 was $580,000 and $417,000, respectively. The tax benefit realized as a result of the stock options exercised was $16,000 in the first six months of 2008 compared to $38,000 for the same period in 2007.

As of June 30, 2008, there was $435,000 of unearned compensation cost related to non-vested stock options granted in 2008, 2007 and 2006. The Company expects to recognize the expense over a weighted-average period of 3.6 years. The total compensation cost related to options expensed during the six months ended June 30, 2008 and June 30, 2007 was $61,000 and $43,000, respectively. These amounts are included in salary expense in the accompanying consolidated Statements of Income.

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

The components of other comprehensive income (loss) and related tax effect for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
(In thousands)	2008	2007
Unrealized holding losses on available for sale securities and when issued securities contracts arising during the period	$(1,240)	$(604)
Less: reclassification adjustment for gains (losses) realized in income	(63)	288

Net unrealized losses	(1,177)	(892)
Tax (expense) or benefit	467	309

Net unrealized losses, net of tax benefit	(710)	(583)

Recognized pension prior service cost and transition obligation	(4)	(7)
Tax benefit	2	3

Pension liability adjustment, net of tax	(2)	(4)

Other comprehensive income (loss)	$(712)	$(587)

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(9)	Pension Plan

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

The following table sets forth the amount of net periodic pension expense recognized for the three and six months ended June 30, 2008 and 2007:

Pension Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$116	$118	$231	$236
Interest cost	162	154	324	307
Expected return on plan assets	(198)	(178)	(396)	(356)
Amortization of transition obligation	(6)	(6)	(12)	(11)
Amortization of prior service cost	2	2	4	4

Net periodic pension expense	$76	$90	$151	$180

The Bank made an annual contribution to its defined benefit pension plan in the amount of $165,000 and $347,000, respectively, in the first six months of 2008 and 2007.

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

On April 18, 2008, the defendants filed motions to dismiss the lawsuit in its entirety. On May 6, 2008, the plaintiff filed an amended complaint, individually and as a purported class action on behalf of all Company stockholders. The amended complaint generally makes the same allegations as those contained in the initial complaint in support of its claim of a breach of fiduciary duties by the Company’s Board of Directors, but, in addition, alleges that the Company’s Board of Directors breached its fiduciary duties by failing, in the preliminary proxy statement filed with the Securities and Exchange Commission on April 24, 2008 (the “Proxy Statement”), to disclose adequate information to the stockholders necessary for them to make a fully informed decision about the Merger. Generally, the amended complaint alleges that the Proxy Statement fails to adequately describe in sufficient detail the process used by the defendants in deciding to enter into, and agreeing to the terms of, the Merger; provide sufficient detail of the analysis used by the Company’s financial advisor or the criteria for selecting the financial advisor; disclose the fact that a third party investor was seeking to gain control of the Company and any impact of his efforts on the Board of Director’s efforts to sell the Company; and disclose any future employment by Mr. Brandi at Eastern. Like the initial complaint, the amended complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The amended complaint seeks the same relief sought in the initial complaint. While the Company believes the lawsuit is without merit, the Company and Eastern have reached a settlement in principal with plaintiff’s counsel that will involve a release of all claims contained in the amended complaint in exchange for adding in the proxy statement certain limited disclosures. These limited disclosures were added to the Company’s proxy statement. A final settlement cannot be assured since it is contingent upon confirmatory discovery, preliminary approval by the court (including the certification of a provisional settlement case), the results of a fairness hearing, and final approval by the court.

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

The following table sets forth the assets of the Company as of June 30, 2008 that are measured at fair value on a recurring basis.

	Fair Value Measurements at June 30, 2008 Using			Changes in Fair Values For 6-Month Period Ended June 30, 2008 For Items Measured at Fair Value Pursuant to Election of Fair Value Option
(In thousands)	Assets Measured at Fair Value at 06/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Other Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Trading Securities	$63,522	$63,522	$—	$—	$51	$95
Securities Available for sale	117,338	2,911	114,427	—	(63)	—

PART I. ITEM 2

MASSBANK CORP. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION & ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2008

Forward-Looking Statement Disclosure.

This Form 10-Q may contain forward-looking information, including information concerning the Company’s expectations of future business prospects. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results or performance to be materially different from the results and performance expressed or implied by the forward-looking statements. Forward looking statements include, but are not limited to, statements concerning the Company’s belief, expectations or intentions concerning the Company’s future performance, the financial outlook of the markets its serves and the performance and activities of its competitors. These statements reflect the Company’s current views. They are based on numerous assumptions and are subject to numerous risks and uncertainties, including but not limited to the following: (1) changing economic conditions; (2) movements in interest rates; (3) the credit environment; (4) levels of activity in the capital markets, including the stock and bond market; (5) changes in the levels of non-performing assets; (6) changes in the competitive pricing pressures within the Company’s market which may result in an increase in the Company’s cost of funds, changes in loan originations, a change in deposits and assets; (7) adverse legislative and regulatory developments; (8) a significant decline in residential real estate values in the Company’s market area; (9) adverse impacts resulting from the continuing war on terrorism; (10) a significant increase in employee benefit costs; (11) the impact of changes in accounting principles; (12) the impact of inflation or deflation; (13) the disruption to the Company’s business as a result of the announcement and pending merger with Eastern Bank Corporation, including the Company’s ability to retain depositors and loan relationships and key personnel; and (14) the Company’s success at managing the risks involved in the foregoing and other factors described in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. In addition, the completion of the previously announced merger with Eastern Corporation is subject to numerous risks and uncertainties, including: (a) the risk the Company will be unable to satisfy all of the closing conditions set forth in the merger agreement; and (b) the possibility that the Company may not obtain the necessary state and federal regulatory approvals to consummate the merger or that an adverse regulatory condition will be imposed in connection with those approvals.

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

If “due to general market conditions” an investment security declines in price from its cost basis by 25% or more for more than a year, between 30% and 40% for more than nine months, between 40% and 50% for more than six months or over 50% for more than ninety days, and in each case the value of the investment security has been below its cost basis for the entire period in question, then the security is considered “other than temporarily impaired” and it is written down to its current fair market value and the loss is recognized in earnings. U.S. Treasury and Government Agency securities fluctuate in value based on changes in market interest rates and other factors; however, they can be redeemed at par value if held to maturity and, therefore, if their maturity date is less than one year into the future, regardless of their fair market value, they are considered only temporarily impaired. Any unfavorable change in general market conditions could cause an increase in the Company’s impairment write downs of investment securities. This would have an adverse effect on the Company’s earnings results. Other than temporary impairment write downs of investment securities totaled $36 thousand in the second quarter of 2008 and $38 thousand in the first quarter of 2008. There were no other than temporary impairment write downs of investment securities in the first and second quarter of 2007.

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

For the three months ended June 30, 2008, MASSBANK Corp. reported a net loss of $378,000 or $0.09 in basic and diluted earnings per share compared with net income of $1,422,000 or $0.33 in basic and diluted earnings per share in the second quarter of 2007. The results for the second quarter of 2008 compared to the second quarter of 2007 were adversely affected by a decline of $1,584,000 in net interest income, an increase in securities losses of $578,000 and one-time merger expenses of $258,000 associated with the Company’s merger with Eastern Bank. The decline in net interest income was principally due to changes in the Company’s investment portfolio as the Company increased the liquidity of the portfolio as called for by the merger agreement with Eastern Bank. Consistent with the merger agreement, the percentage of the Company’s total assets consisting of short-term investments and term Federal funds sold increased from 26.2% on June 30, 2007 to 47.0% on June 30, 2008.

FINANCIAL OVERVIEW (continued)

The major factors affecting the Company’s earnings results for the second quarter of 2008 compared to the same quarter of 2007 were:

•	The decrease in net interest income of $1,584,000.

•	The change from a credit for loan losses of $10,000 to a provision for loan losses of $15,000.

•	The change from $203,000 of net gains to net losses of $18,000 on securities available for sale.

•	The increase in net trading securities losses of $357,000.

•	The change from deferred compensation plan income of $84,000 to a loss of $20,000.

•	The decrease in other non-interest income of $102,000.

•	The increase in non-interest expense of $369,000.

•	The change from income tax expense of $716,000 to an income tax benefit of $246,000.

(In thousands) Quarters Ended June 30,	2008	2007	Variance
Income Statement Data
Total interest and dividend income	$7,295	$10,056	$(2,761)
Total interest expense	4,115	5,292	1,177

Net interest income	3,180	4,764	(1,584)
Provision (credit) for loan losses	15	(10)	(25)
Gains (losses) on securities available for sale, net	(18)	203	(221)
Losses on trading securities, net	(566)	(209)	(357)
Deferred compensation plan income (loss)	(20)	84	(104)
Other non-interest income	275	377	(102)
Non-interest expense	3,460	3,091	(369)
Income tax expense (benefit)	(246)	716	962

Net income (loss)	$(378)	$1,422	$(1,800)
Diluted earnings (loss) per share	$(0.09)	$0.33	$(0.42)

(In thousands) Quarters Ended June 30,	2008	2007	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$197,284	$200,759	$(3,475)
Mortgage-backed securities	126,557	134,639	(8,082)
Other securities available for sale	3,855	7,915	(4,060)
Trading securities	86,849	242,648	(155,799)
Federal funds sold	198,549	166,609	31,940
Short-term investments	156,178	45,148	111,030

Total earning assets	$769,272	$797,718	$(28,446)
Total deposits	$679,728	$709,162	$(29,434)

FINANCIAL OVERVIEW (Continued)

Condensed Consolidated Balance Sheets

(In thousands)	June 30, 2008	December 31, 2007	Variance
Assets:
Short-term investments	$318,183	$150,978	$167,205
Term federal funds sold	50,000	91,000	(41,000)
Securities available for sale, at fair value	117,338	128,710	(11,372)
Securities held to maturity, at amortized cost	7,257	8,098	(841)
Trading securities, at fair value	63,522	206,566	(143,044)

Total investments	556,300	585,352	(29,052)
Total loans	203,679	191,567	12,112
Allowance for loan losses	(1,411)	(1,369)	(42)

Net loans	202,268	190,198	12,070
Other assets	24,463	26,249	(1,786)

Total assets	$783,031	$801,799	$(18,768)

Liabilities:
Total deposits	$673,436	$682,561	$(9,125)
Escrow deposits of borrowers	975	968	7
Other liabilities	3,448	9,309	(5,861)

Total liabilities	677,859	692,838	(14,979)
Total stockholders’ equity	105,172	108,961	(3,789)

Total liabilities and stockholders’ equity	$783,031	$801,799	$(18,768)

Financial Condition

The Company’s total assets were $783.0 million at June 30, 2008, compared to $801.8 million at December 31, 2007, reflecting a decrease of $18.8 million. This includes a decrease of $29.1 million in total investments and a decrease of $1.8 million in other assets partially offset by an increase of $12.1 million in total loans. Deposits, the primary funding source for the Company’s assets, decreased $9.1 million during the first six months of 2008, from $682.6 million at December 31, 2007 to $673.5 million at June 30, 2008.

Investments

At June 30, 2008, the Company’s total investments were $556.3 million representing 71.0% of total assets compared to $585.4 million representing 73.0% of total assets at December 31, 2007. Total investments have decreased $29.1 million from year-end 2007. The decrease in total investments reflects a decrease in trading securities of $143.1 million and a decrease in term Federal funds sold of $41.0 million partially offset by an increase in short-term investments of $167.2 million. Securities available for sale and held to maturity also decreased $12.2 million. The Company in the recent quarter increased the liquidity of the portfolio as called for by the merger agreement with Eastern Bank. Consistent with the merger agreement, the percentage of the Company’s total assets consisting of short-term investments and term Federal funds sold increased from 30.2% on December 31, 2007 to 47.0% on June 30, 2008.

Loans

The loan portfolio, net of allowance for loan losses, increased $12.1 million in the first six months of 2008. At June 30, 2008, the loan portfolio, net of allowance for loan losses, totaled $202.3 million representing 25.8% of total assets compared to $190.2 million representing 23.7% of total assets at December 31, 2007. The increase in loans is due to the volume of new loan originations exceeding the volume of principal payments and prepayments. New loan originations increased $24.1 million or over 294% to $32.3 million in the first six months of 2008 from $8.2 million in the same period of 2007. Mortgage loan origination activity (particularly refinancing activity) has increased in the Bank’s market area in the first six months of 2008.

The Bank’s loan portfolio consists predominately of residential mortgages. Residential mortgage loans (excluding residential construction loans) amounted to $187.4 million at June 30, 2008, representing 92.0% of the total loan portfolio. See page 41 of this Form 10-Q for a table setting forth the composition of the loan portfolio at June 30, 2008 and December 31, 2007.

Non-Performing Assets

Non-accrual loans, generally those loans that are 90 days or more delinquent, are near historical lows totaling $26,000 at June 30, 2008 compared to $199,000 at December 31, 2007 and $192,000 as of June 30, 2007. The Bank had no impaired loans or real estate acquired through foreclosure at June 30, 2008.

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

Deposits at June 30, 2008 totaled $673.5 million, reflecting a decrease of $9.1 million from $682.6 million at December 31, 2007. For information concerning deposit balances at June 30, 2008 and December 31, 2007, see page 44 of this Form 10-Q.

Stockholders’ Equity

Total stockholders’ equity decreased $3.8 million to $105.2 million at June 30, 2008, from $109.0 million at December 31, 2007. This represents a book value of $24.85 per share at June 30, 2008, compared to $25.69 per share at December 31, 2007.

The decrease in stockholders’ equity was essentially the result of the following: the payment of dividends to stockholders of $2.5 million; the Company’s repurchase of treasury stock in the amount of $1.1 million; a decrease in accumulated other comprehensive income of $0.7 million due to a decrease in the fair value of the Company’s available for sale securities portfolio in the first six months of 2008; and a net loss of $0.2 million for the six months ended June 30, 2008, partially offset by the payments and related tax benefits received from the exercise of stock options by the Company’s officers and directors of $0.6 million and share-based payment compensation of $0.1 million added to additional paid-in capital during the six months ended June 30, 2008.

Comparison of Operating Results for the Three Months ended June 30, 2008 and 2007.

Net interest income

Net interest income for the three months ended June 30, 2008 was $3,180,000 compared to $4,764,000 for the same period in 2007. The decrease in net interest income was due in part to a decrease in net interest spread. The Company’s net interest spread in the recent quarter was 1.37% compared to 2.06% for the same quarter last year. The net interest spread in the recent quarter was adversely impacted by the decline in short-term interest rates, when comparing the second quarter of 2008 to the second quarter of 2007; and the higher relative average volume, as compared with the same quarter in 2007, of lower yielding assets such as short-term investments and federal funds sold on the Company’s balance sheet. Also contributing to the decrease in the Company’s net interest income was a decrease in average earning assets.

Average earning assets for the second quarter of 2008 declined to $769.3 million, from $797.7 million in the second quarter of the prior year due to a decrease in deposits. Average total deposits were $679.7 million for the recent quarter compared to $709.2 million for the same quarter last year. Deposits declined during the last twelve months due to intense competition for relatively expensive short-term deposits.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the three months ended June 30, 2008 decreased $2,760,000 to $7,312,000 from $10,072,000 for the three months ended June 30, 2007. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets and a decrease of $28.4 million in average earning assets. As reflected in the table on page 27 of this Form 10-Q, the yield on the Company’s average earning assets in the second quarter of 2008 was 3.80%, as compared to 5.05% in the same quarter of 2007.

Interest Expense

Total interest expense for the three months ended June 30, 2008 decreased $1,177,000, or 22.2% to $4,115,000 from $5,292,000 for the three months ended June 30, 2007. The decrease in interest expense is due primarily to a decrease in the Company’s average deposits and a lower cost of funds due primarily to a decrease in market rates. The Company’s average cost of funds decreased 56 basis points, from 2.99% in the second quarter of 2007 to 2.43% in the recent quarter. The Company’s average deposits in the recent quarter, as shown in the table on page 28 of this Form 10-Q, decreased $29.5 million or 4.2% to $679.7 million, from $709.2 million in the same quarter of the prior year.

	AVERAGE BALANCE SHEETS Three Months Ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$198,549	$1,234	2.49%	$166,609	$2,200	5.30%
Short-term investments (2)	156,178	830	2.13	45,148	587	5.22
Securities available for sale:
Mortgage-backed securities (3)	119,048	1,544	5.19	129,439	1,729	5.34
Other securities (3)	3,855	41	4.27	7,915	45	2.29
Mortgage-backed securities held to maturity	7,509	106	5.63	5,200	68	5.19
Trading securities	86,849	861	3.97	242,648	2,642	4.36
Mortgage loans (4)	188,138	2,544	5.41	190,889	2,603	5.45
Other loans (4)	9,146	152	6.68	9,870	198	8.04

Total earning assets	769,272	$7,312	3.80%	797,718	$10,072	5.05%
Allowance for loan losses	(1,397)			(1,382)

Total earning assets less allowance for loan losses	767,875			796,336
Other assets	22,253			25,296

Total assets	$790,128			$821,632

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Short-term investments consist of interest-bearing bank money market accounts and investments in institutional money market funds.
(3)	Average balances include net unrealized gains (losses) on securities available for sale.
(4)	Loans on non-accrual status are included in the average balance.

	AVERAGE BALANCE SHEETS - (continued) Three Months Ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$76,337	$33	0.17%	$74,720	$65	0.35%
Savings	306,773	1,531	2.00	327,927	1,599	1.96
Time certificates of deposit	296,618	2,551	3.45	306,515	3,628	4.75

Total deposits	679,728	4,115	2.43%	709,162	5,292	2.99%
Other liabilities	4,293			4,688

Total liabilities	684,021			713,850
Stockholders’ equity	106,107			107,782

Total liabilities and stockholders’ equity	$790,128			$821,632

Net interest income (tax-equivalent basis)		3,197			4,780
Less adjustment for tax-exempt interest income		17			16

Net interest income		$3,180			$4,764

Interest rate spread (5)			1.37%			2.06%

Net interest margin (6)			1.66%			2.40%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the second quarter of 2008, the Bank recorded a provision for loan losses of $15,000 compared to a credit provision for loan losses of $10,000 in the same quarter last year. The provision in the recent quarter was to increase the Bank’s allowance for possible loan losses on its outstanding loan balances due to certain recently funded loan commitments. Conversely, the Bank reduced its allowance for possible losses on outstanding loan commitments by $15,000.

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

At June 30, 2008, the allowance for loan losses was $1,411,000 representing 0.69% of total loans. This compares to $1,369,000 representing 0.71% of total loans at December 31, 2007. Non-accrual loans totaled $26,000 at June 30, 2008. This compares to $199,000 at December 31, 2007 and $192,000 at June 30, 2007. Management believes that the allowance for loan losses as of June 30, 2008 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $302,000 and $345,000, at June 30, 2008 and December 31, 2007, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income (Loss)

Non-interest income consists of deposit account service fees, net gains (losses) on securities and other non-interest income.

Non-interest income (loss) for the three months ended June 30, 2008 was a loss of $329,000 reflecting a change of $784,000 from $455,000 in non-interest income reported in the same quarter last year. This change was due essentially to an increase in net securities losses. For the three months ended June 30, 2008, the Company recorded a loss of $18,000 on its securities available for sale portfolio compared to net gains of $203,000 in the same period last year. Additionally, the net losses on the Company’s trading securities portfolio increased $357,000 to $566,000 in the recent quarter from $209,000 in the second quarter of 2007. This includes a decrease in the fair value of the trading portfolio of $741,000 in the second quarter of 2008 compared to a decrease in fair value of $314,000 recorded in the second quarter of last year. Also, net gains realized from the sales of trading securities were $175,000 in the recent quarter compared to $105,000 in the same quarter last year.

Also contributing to the decline in non-interest income during the recent quarter was a deferred compensation plan loss of $20,000 versus deferred compensation plan income of $84,000 during the same quarter of 2007. This decrease is due primarily to the change in fair value of plan assets recorded in each of the respective quarters.

Deposit account service fees and other non-interest income totaled $275,000 for the three months ended June 30, 2008 compared to $302,000 for the same period last year.

In the second quarter of 2007, the Company recorded option fees of $75,000 from a local developer who had been granted an option to purchase a parcel of land that the Company owns and is not using for operational purposes. As consideration for the purchase option, the developer made quarterly option payments of $75,000 to the Company. No option fees were recorded in the second quarter of 2008 because the developer has allowed his option to lapse.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2008 increased $369,000, or 11.9%, to $3,460,000 from $3,091,000 for the same period in 2007. The increases were predominantly in salaries and employee benefits, professional services and merger related expenses.

Salaries and employee benefits in the recent quarter increased $85,000 to $1,941,000 from $1,856,000 for the same quarter of 2007. This was due in part to an accrual of $53,000 for earned and unpaid vacation pay to be paid to certain Bank officers whose employment is expected to be terminated by Eastern Bank after the merger of MASSBANK with and into Eastern Bank.

Professional services expenses for the three months ended June 30, 2008 increased $130,000 to $243,000 from $113,000 in the same period last year. This increase was due essentially to higher legal fees due to litigation related to the merger with Eastern Bank.

In the recent quarter, the Company recorded one-time merger expenses of $258,000 associated with the Company’s merger with Eastern Bank. There were no such expenses in the second quarter last year.

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

The Company recorded an income tax benefit of $246,000 in the second quarter of 2008 compared to an income tax expense of $716,000 in the same quarter a year ago. The change is due primarily to a before tax loss of $624,000 in the recent quarter compared to income before taxes of $2,138,000 in the second quarter of 2007. The Company’s effective income tax rate for the three months ended June 30, 2008 and 2007 was 39.42% and 33.49%, respectively.

Comparison of Operating Results for the Six Months ended June 30, 2008 and 2007.

FINANCIAL OVERVIEW

For the first six months of 2008, the Company reported a net loss of $197,000 or $0.05 in basic and diluted earnings per share as compared with net income of $3,503,000 or $0.81 in basic and $0.80 in diluted earnings per share for the first six months of 2007. The results for the first half of 2008 were adversely affected by a decline of $2,360,000 in net interest income, a decrease in net securities gains of $1,045,000 and one-time merger expenses of $1,161,000 associated with the Company’s merger with Eastern Bank.

The major factors affecting the Company’s earnings results for the first six months of 2008 compared to the same period of 2007 were:

•	The decrease in net interest income of $2,360,000.

•	The change from a credit for loan losses of $10,000 to a provision for loan losses of $43,000.

•	The change from net gains of $288,000 to net losses of $63,000 on securities available for sale.

•	The decrease in net gains on trading securities of $694,000.

•	The change from deferred compensation plan income of $109,000 to a loss of $69,000.

•	The decrease in other non-interest income of $114,000.

•	The increase in non-interest expense of $1,877,000.

•	The change from income tax expense of $1,816,000 to an income tax benefit of $111,000.

(In thousands) Six Months Ended June 30,	2008	2007	Variance
Income Statement Data
Total interest and dividend income	$16,057	$20,035	$(3,978)
Total interest expense	8,862	10,480	1,618

Net interest income	7,195	9,555	(2,360)
Provision (credit) for loan losses	43	(10)	(53)
Gains (losses) on securities available for sale, net	(63)	288	(351)
Gains on trading securities, net	146	840	(694)
Deferred compensation plan income (loss)	(69)	109	(178)
Other non-interest income	594	708	(114)
Non-interest expense	8,068	6,191	(1,877)
Income tax expense (benefit)	(111)	1,816	1,927

Net income	$(197)	$3,503	$(3,700)
Diluted earnings (loss) per share	$(0.05)	$0.80	$(0.85)

(In thousands) Six Months Ended June 30,	2008	2007	Variance
Average Balance Sheet Data
Earning assets:
Mortgage and other loans	$194,121	$203,525	$(9,404)
Mortgage-backed securities	128,436	137,195	(8,759)
Other securities available for sale	4,001	7,784	(3,783)
Trading securities	123,612	247,642	(124,030)
Federal funds sold	194,894	166,758	28,136
Short-term investments	128,669	37,662	91,007

Total earning assets	$773,733	$800,566	$(26,833)
Total deposits	$678,764	$712,685	$(33,921)
Total borrowed funds	$4,615	—	$4,615

Net interest income

Net interest income for the six months ended June 30, 2008 was $7,195,000 compared to $9,555,000 for the same period in 2007. The decrease in net interest income was due in part to a decrease in net interest spread. The Company’s net interest spread in the first half of 2008 was 1.55% compared to 2.04% for the same period last year. The net interest spread in the first half of 2008 was adversely impacted by the decline in short-term interest rates, when comparing the first six months of 2008 to the first six months of 2007; and the higher relative average volume, as compared with the same period in 2007, of lower yielding assets such as short-term investments and federal funds sold on the Company’s balance sheet. Also contributing to the decrease in the Company’s net interest income was a decrease in average earning assets.

Average earning assets for the first half of 2008 declined to $773.7 million, from $800.6 million in the first half of the prior year due to a decrease in deposits. Average total deposits were $678.8 million for the first half of 2008 compared to $712.7 million for the same period last year. Deposits declined during the last twelve months due to intense competition for relatively expensive short-term deposits.

Interest and Dividend Income

Interest and dividend income on a fully taxable equivalent basis for the six months ended June 30, 2008 decreased $3,975,000 to $16,090,000 from $20,065,000 for the six months ended June 30, 2007. The decrease in interest and dividend income resulted from a decrease in yield on the Company’s average earning assets and a decrease of $26.8 million in average earning assets. As reflected in the table on page 33 of this Form 10-Q, the yield on the Company’s average earning assets in the first half of 2008 was 4.16%, as compared to 5.01% for the same period of 2007.

Interest Expense

Total interest expense for the six months ended June 30, 2008 decreased $1,618,000, or 15.4% to $8,862,000 from $10,480,000 for the six months ended June 30, 2007. The decrease in interest expense is due primarily to a decrease in the Company’s average deposits and a lower cost of funds due primarily to a decrease in market rates. The Company’s average cost of funds decreased 36 basis points, from 2.97% in the first half of 2007 to 2.61% in the first half of 2008. The Company’s average deposits in the first six months of 2008, as shown in the table on page 34 of this Form 10-Q, decreased $33.9 million or 4.8% to $678.8 million in the first six months of 2008, from $712.7 million in the same period of the prior year. Borrowed funds averaged $4.6 million in the first half of 2008. There were no borrowed funds in the first half of the prior year.

	AVERAGE BALANCE SHEETS Six Months Ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate
Assets:
Earning assets:
Federal funds sold	$194,894	$3,103	3.20%	$166,758	$4,380	5.30%
Short-term investments (4)	128,669	1,676	2.62	37,662	974	5.22
Securities available for sale:
Mortgage-backed securities (2)	120,659	3,133	5.19	131,962	3,535	5.36
Other securities (2)	4,001	79	3.95	7,784	89	2.29
Mortgage-backed securities held to maturity	7,777	221	5.68	5,233	137	5.24
Trading securities	123,612	2,531	4.10	247,642	5,280	4.27
Mortgage loans (3)	184,782	5,034	5.45	193,753	5,279	5.45
Other loans (3)	9,339	313	6.74	9,772	391	8.07

Total earning assets	773,733	$16,090	4.16%	800,566	$20,065	5.01%
Allowance for loan losses	(1,383)			(1,382)

Total earning assets less allowance for loan losses	772,350			799,184
Other assets	22,802			25,455

Total assets	$795,152			$824,639

(1)	Dividend income on equity securities is included on a tax equivalent basis.
(2)	Average balances include net unrealized gains (losses) on securities available for sale.
(3)	Loans on non-accrual status are included in the average balance.
(4)	Short-term investments consist of interest-bearing deposits in banks and investments in institutional money market funds.

	AVERAGE BALANCE SHEETS - (continued) Six Months Ended June 30,
	2008			2007
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Liabilities:
Deposits:
Demand and NOW	$74,131	$88	0.24%	$74,965	$129	0.35%
Savings	304,238	3,065	2.03	332,897	3,211	1.95
Time certificates of deposit	300,395	5,625	3.77	304,823	7,140	4.72

Total deposits	678,764	8,778	2.60%	712,685	10,480	2.97%
Borrowed funds	4,615	84	3.66%	—	—	—

Total deposits and borrowed funds	683,379	8,862	2.61%	712,685	10,480	2.97%
Other liabilities	4,665			4,623

Total liabilities	688,044			717,308
Stockholders’ equity	107,108			107,331

Total liabilities and stockholders’ equity	$795,152			$824,639

Net interest income (tax-equivalent basis)		7,228			9,585
Less adjustment for tax-exempt interest income		33			30

Net interest income		$7,195			$9,555

Interest rate spread (5)			1.55%			2.04%

Net interest margin (6)			1.87%			2.39%

(5)	Interest rate spread represents the difference between the yield on earning assets and the cost of the Company’s deposits.
(6)	Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

Provision (Credit) for Loan Losses

In the first six months of 2008, the Bank recorded a provision for loan losses of $43,000 compared to a credit provision of $10,000 in the first six months of 2007. The provision in 2008 was to increase the Bank’s allowance for possible loan losses on its outstanding loan balances due to the funding of certain loan commitments. Conversely, the Bank reduced its allowance for possible losses on outstanding loan commitments by $43,000.

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

At June 30, 2008, the allowance for loan losses was $1,411,000 representing 0.69% of total loans. This compares to $1,369,000 representing 0.71% of total loans at December 31, 2007. Non-accrual loans totaled $26,000 at June 30, 2008. This compares to $199,000 at December 31, 2007 and $192,000 a year earlier. Management believes that the allowance for loan losses as of June 30, 2008 is adequate to cover the risks inherent in the loan portfolio under current conditions.

The Bank also maintains an allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) that totaled $302,000 and $345,000 at June 30, 2008 and December 31, 2007, respectively. This is intended to protect the Bank against losses on loan commitments made to customers that have not yet been drawn down.

Non-Interest Income

Non-interest income consists of deposit account service fees, net gains (losses) on securities and other non-interest income.

Non-interest income for the six months ended June 30, 2008 decreased $1,337,000 or 68.7% to $608,000 from $1,945,000 for the same period of 2007. This change was due essentially to a decrease in net securities gains. For the six months ended June 30, 2008, the Company recorded a net loss of $63,000 on its securities available for sale compared to net gains of $288,000 for the same period last year. Additionally, the net gains on the Company’s trading securities decreased $694,000 to $146,000 from $840,000 in the first six months of 2007. This includes an increase in the fair value of the trading portfolio of $94,000 in the first six months of 2008 compared to an increase in fair value of $759,000 recorded in the same period last year. Also, net gains realized from sales of trading securities were $52,000 in the first half of 2008 compared to $81,000 in the first half of the prior year.

Also contributing to the decline in non-interest income during the first six months of 2008 was a deferred compensation plan loss of $69,000 versus deferred compensation plan income of $109,000 during the same period of 2007. This decrease is due primarily to the change in fair value of plan assets recorded in each of the respective periods.

Deposit account service fees and other non-interest income totaled $519,000 for the six months ended June 30, 2008 compared to $558,000 for the same period last year.

In the first half of 2007, the Company recorded option fees of $150,000 from a local developer who had been granted an option to purchase a parcel of land that the Company owns and is not using for operational purposes. As consideration for the purchase option, the developer made quarterly option payments of $75,000 to the Company. The Company only recorded $75,000 in option fees in the first half of 2008 because the developer allowed his option to lapse in the second quarter of this year.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2008 increased $1,877,000, or 30.3%, to $8,068,000 from $6,191,000 for the same period in 2007. The increases were predominantly in professional services and merger related expenses.

Salaries and employee benefits in the first six months of 2008 increased $141,000 to $3,881,000 from $3,740,000 for the same period of 2007. This was due primarily to broad based salary increases and to an accrual of $53,000 for earned and unpaid vacation pay to be paid to certain Bank officers whose employments is expected to be terminated by Eastern Bank after the merger of MASSBANK with and into Eastern Bank.

Professional services expenses for the six months ended June 30, 2008 increased $671,000 to $912,000 from $241,000 in the same period last year. This increase was due essentially to higher legal and other expenses relating to a proxy contest instituted by a dissident stockholder, litigation initiated by that dissident stockholder and litigation challenging the merger with Eastern Bank.

In the first six months of 2008, the Company recorded one-time merger expenses of $1,161,000 associated with the Company’s merger with Eastern Bank. There were no such expenses in the same period last year.

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

The Company recorded an income tax benefit of $111,000 in the first half of 2008 compared to an income tax expense of $1,816,000 in the same period a year ago. The change is due primarily to a before tax loss of $308,000 in the first six months of 2008 compared to income before taxes of $5,319,000 in the first six months of 2007. The Company’s effective income tax rate for the six months ended June 30, 2008 and 2007 was 36.04% and 34.14%, respectively.

FINANCIAL CONDITION

INVESTMENT SECURITIES

The amortized cost and fair value of investment securities held to maturity and available for sale at June 30, 2008 with gross unrealized gains and losses follows:

(In thousands) At June 30, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities held to maturity:
Mortgage-backed securities:
Federal National Mortgage Association	$7,257	$54	$(118)	$7,193

Total securities held to maturity	$7,257	$54	$(118)	$7,193

Securities available for sale:
Debt securities:
Mortgage-backed securities:
Government National Mortgage Association	$242	$4	$—	$246
Federal Home Loan Mortgage Corporation	112,245	868	(559)	112,554
Federal National Mortgage Association	1,574	—	(2)	1,572
Collateralized mortgage obligations	55	—	—	55

Total mortgage-backed securities	114,116	872	(561)	114,427

Total debt securities available for sale	114,116	872	(561)	114,427

Equity securities	2,894	391	(374)	2,911

Total securities available for sale	117,010	$1,263	$(935)	$117,338

Net unrealized gains on securities available for sale	328

Total securities available for sale, net	117,338

Total investment securities, net	$124,595

TRADING SECURITIES

The trading securities portfolio at June 30, 2008 consist of the following:

(In thousands) At June 30, 2008	Fair Value
U.S. Treasury obligations	$2,989
U.S. Government agency obligations	57,326
Marketable equity securities	3,204
Investments in mutual funds	3

Total trading securities	$63,522

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

Investments (continued)

The amortized cost and fair value of debt securities available for sale by contractual maturity at June 30, 2008 and December 31, 2007 are shown in the following table.

The amortized cost and fair value of debt securities available for sale by contractual maturity are as follows:

(In thousands)	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities held to maturity:
Mortgage-backed securities:(a)
Maturing after 15 years	$7,257	$7,193	$8,098	$8,120

Total debt securities held to maturity	7,257	7,193	8,098	8,120

Investment securities available for sale:
Mortgage-backed securities:(a)
Maturing within 1 year	293	298	156	156
Maturing after 1 year but within 5 years	3,974	4,134	5,662	5,831
Maturing after 5 years but within 10 years	21,492	21,765	19,936	20,264
Maturing after 10 years but within 15 years	88,357	88,230	97,830	98,279

Total	114,116	114,427	123,584	124,530

Total debt securities available for sale	$114,116	$114,427	$123,584	$124,530

Net unrealized gains on debt securities available for sale	311		946

Total debt securities available for sale, net carrying value	$114,427		$124,530

(a)	Maturities of mortgage-backed securities are shown at final contractual maturity and do not reflect any principal amortization or prepayments.

INVESTMENT SECURITIES (continued)

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008, December 31, 2007, and June 30, 2007.

Temporarily Impaired Investment Securities (Unaudited)

	Temporarily Impaired Less Than 12 Months		Temporarily Impaired 12 Months or Longer		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
At June 30, 2008
Mortgaged-backed securities	$53,823	$(526)	$5,631	$(153)	$59,454	$(679)
Equity securities	1,416	(374)	—	—	1,416	(374)

Total temporarily impaired investment securities at:
June 30, 2008	$55,239	$(900)	$5,631	$(153)	$60,870	$(1,053)

December 31, 2007	$949	$(131)	$34,711	$(340)	$35,660	$(471)

June 30, 2007	$34,895	$(752)	$72,663	$(2,636)	$107,558	$(3,388)

As of June 30, 2008 management concluded that the unrealized losses above are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The unrealized losses above (with the exception of the equity securities) are primarily related to market interest rates.

LOANS

The composition of the Bank’s loan portfolio is summarized as follows:

(In thousands)	At June 30, 2008	At December 31, 2007
Mortgage loans:
Residential:
Conventional:
Fixed rate	$158,688	$150,481
Variable rate	28,708	24,789
FHA and VA	2	5
Construction-Variable rate	772	1,114
Commercial:
Fixed rate	329	342
Variable rate	4,983	4,450
Construction-Fixed rate	1,137	708

Total mortgage loans	194,619	181,889
Premium on loans	1	1
Deferred mortgage loan origination costs, net	102	55

Mortgage loans, net	194,722	181,945

Other loans:
Consumer:
Second mortgage loans	1,081	1,231
Installment	305	287
Guaranteed education	361	427
Other secured	381	374
Home equity lines of credit	6,589	7,052
Unsecured	114	125

Total consumer loans	8,831	9,496
Commercial	126	126

Total other loans	8,957	9,622

Total loans	$203,679	$191,567

The Bank’s loan portfolio increased $12.1 million during the first six months of 2008, from $191.6 million at December 31, 2007 to $203.7 million at June 30, 2008. This is primarily due to an increase in mortgage loans.

The Bank’s mortgage lending activity, particularly refinancing activity, has increased in 2008 compared to the prior year. Loan originations were $23.0 million in the recent quarter compared to $5.4 million in the same quarter of last year. For the first six months of 2008, loan originations increased to $32.3 million from $8.2 million for the same period in 2007.

NON-PERFORMING ASSETS

The following table shows the composition of the Bank’s non-performing assets at June 30, 2008 and 2007, and December 31, 2007:

(In thousands)	At June 30, 2008	At December 31, 2007	At June 30, 2007
Non-Performing Assets:

Non-accrual loans	$26	$199	$192
Real estate acquired through foreclosure	—	—	—

Total non-performing assets	$26	$199	$192

Allowance for loan losses	$1,411	$1,369	$1,372
Allowance as a percent of total loans	0.69%	0.71%	0.69%
Non-accrual loans as a percent of total loans	0.01%	0.10%	0.10%

The Bank generally does not accrue interest on loans which are 90 days or more past due. It is the Bank’s policy to place such loans on non-accrual status and to reverse from income all interest previously accrued but not collected and to discontinue all amortization of deferred loan fees.

The Company’s non-accrual loans are near historical lows totaling $26,000 at June 30, 2008 down from $199,000 at December 31, 2007 and $192,000 at June 30, 2007.

The Bank did not have any impaired loans as of June 30, 2008, December 31, 2007 or June 30, 2007.

ALLOWANCE FOR LOAN LOSSES

An analysis of the activity in the allowance for loan losses is as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Balance at December 31, 2007 and 2006	$1,369	$1,382
Provision (credit) for loan losses	43	(10)
Recoveries of loans previously charged-off	—	1
Charge-offs	(1)	(1)

Balance at June 30,	$1,411	$1,372

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

At June 30, 2008 the balance of the allowance for loan losses was $1,411,000 representing 0.69% of total loans compared to $1,372,000 representing 0.69% of total loans at June 30, 2007. Management believes that the allowance for loan losses is adequate to cover the risks inherent in the portfolio under current conditions.

The Company also maintains an allowance for possible losses on its outstanding loan commitments that totaled $302,000 and $345,000 at June 30, 2008 and 2007, respectively. The allowance for loan losses on off-balance sheet credit exposures (shown separately on the balance sheet) is maintained based on expected drawdowns of committed loans and their loss experience factors and management’s assessment of various other factors including current and anticipated economic conditions that may effect the borrowers’ ability to pay, and trends in loan delinquencies and charge-offs.

DEPOSITS

Deposit accounts of all types have traditionally been the primary source of funds for the Bank’s lending and investment activities. The Bank’s deposit flows are influenced by prevailing interest rates, competition and other market conditions. The Bank’s management attempts to manage its deposits through selective pricing and marketing.

The Bank’s total deposits decreased $9.1 million to $673.5 million at June 30, 2008 from $682.6 million at December 31, 2007.

The composition of the Bank’s total deposits as of the dates shown are summarized as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Demand and NOW	$73,247	$71,687
Savings and money market accounts	312,694	307,322
Time certificates of deposit	287,495	303,552

Total deposits	$673,436	$682,561

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. At June 30, 2008 the Company’s trading securities portfolio totaled $63.5 million consisting of both debt and equity securities. Fluctuations in interest rates and movements in equity prices may, respectively, result in changes in the fair value of the debt and equity securities in the portfolio. Since the changes in fair value of the trading securities are included in earnings on a recurring basis, this could have an adverse impact on the Company’s earnings.

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

Liquidity and Capital Resources

The Bank must maintain a sufficient amount of cash and assets which can readily be converted into cash in order to meet cash outflows from normal depositor requirements and loan demands. The Bank’s primary sources of funds are deposits, loan and mortgage-backed securities amortization and prepayments, sales or maturities of investment securities, investment securities called before maturity and income on earning assets. In addition to loan payments and maturing investment securities, which are relatively predictable sources of funds, the Bank maintains a high percentage of its assets invested in overnight federal funds sold and money market funds, which can be immediately converted into cash and United States Treasury and Government agency securities, which can be sold or pledged to raise funds. At June 30, 2008, the Bank had $253.2 million or 32.3% of total assets and $60.3 million or 7.7% of total assets invested, respectively, in overnight federal funds sold and money market funds, and United States Treasury and Government agency obligations.

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

The capital ratios of the Bank and the Company currently exceed the minimum regulatory requirements. At June 30, 2008, the Bank had a leverage Tier I capital to average assets ratio of 12.71%, a Tier I capital to risk-weighted assets ratio of 25.89% and a total capital to risk-weighted assets ratio of 26.33%. The Company, on a consolidated basis, had ratios of leverage Tier I capital to average assets of 13.16%, Tier I capital to risk-weighted assets of 26.78% and total capital to risk-weighted assets of 27.23% at June 30, 2008.

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

Generally, the amended complaint alleges that the Proxy Statement fails to adequately describe in sufficient detail the process used by the defendants in deciding to enter into, and agreeing to the terms of, the Merger; provide sufficient detail of the analysis used by the Company’s financial advisor or the criteria for selecting the financial advisor; disclose the fact that a third party investor was seeking to gain control of the Company and any impact of his efforts on the Board of Director’s efforts to sell the Company; and disclose any future employment by Mr. Brandi at Eastern. Like the initial complaint, the amended complaint also alleges that the Company and Eastern aided and abetted the Company’s Board of Directors’ breach of fiduciary duties. The amended complaint seeks the same relief sought in the initial complaint. While the Company believes the lawsuit is without merit, the Company and Eastern have reached a settlement in principal with plaintiff’s counsel that will involve a release of all claims contained in the amended complaint in exchange for adding in the proxy statement certain limited disclosures. These limited disclosures were added to the Company’s proxy statement. A final settlement cannot be assured since it is contingent upon confirmatory discovery, preliminary approval by the court (including the certification of a provisional settlement case), the results of a fairness hearing, and final approval by the court.

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

Item 2C.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Number of Shares That May Yet Be Purchased Under the Repurchase Program
March 31, 2008	—	—	—	88,017
April 1, 2008 to June 30, 2008	NONE		NONE

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of stockholders of MASSBANK Corp. held on July 15, 2008, the following proposals were submitted to a vote of the stockholders:

1.	To approve the agreement and plan of merger dated as of March 10, 2008, by and among Eastern Bank Corporation, Eastern Bank, a wholly owned subsidiary of Eastern, Minuteman Acquisition Corp., a wholly owned subsidiary of Eastern, MASSBANK Corp. and MASSBANK, a wholly owned subsidiary of MASSBANK Corp.

Votes Cast For	Votes Cast Against	Votes Abstained
3,283,404	118,609	3,232

2.	To approve one or more adjournments of the Special Meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the Special Meeting, or at any adjournment or postponement of that meeting, to approve the agreement and plan of merger.

Votes Cast For	Votes Cast Against	Votes Abstained
3,248,710	145,572	10,963

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibit Index

31.1	Section 302 Certification of Chief Executive Officer. (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Gerard H. Brandi, Chief Executive Officer of the Company. (filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Reginald E. Cormier, Chief Financial Officer of the Company. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASSBANK Corp.
(Registrant)

Date: August 8, 2008	/s/ Gerard H. Brandi
(Signature)
Gerard H. Brandi
President and CEO

Date: August 8, 2008	/s/ Reginald E. Cormier
(Signature)
Reginald E. Cormier
Sr. V.P., Treasurer and CFO